Form 10-Q
period 1995-06-30
MODERN CONTROLS INC
filed 1995-08-14
CIK 67279

UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ______________

Commission File Number 0-9273




                             MODERN CONTROLS, INC.
             (Exact name of registrant as specified in its charter)

        MINNESOTA                                           41-0903312
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

             7500 Boone Avenue North, Minneapolis, Minnesota 55428
              (Address of principal executive offices)     (Zip code)

                                 (612) 493-6370
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES _X_  NO ___


4,526,231 Common Shares were outstanding as of June 30, 1995





                             MODERN CONTROLS, INC.
                         Quarterly Report on Form 10-Q


                                     INDEX



                                                                         Page
                                                                        Number


PART I   Financial Information

  Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets
      June 30, 1995 (Unaudited) and December 31, 1994                      1

    Condensed Consolidated Statements of Income (Unaudited)
      Three months and six months ended June 30, 1995 and 1994             2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six months ended June 30, 1995 and 1994                              3

    Notes to Condensed Consolidated Financial Statements (Unaudited)       4

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                             5-6


PART II  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders             7

  Item 6.  Exhibits and Reports on Form 8-K                                7


EXHIBIT 11  Computation of Net Income Per Common Share                     8



PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             MODERN CONTROLS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                            June 30,          December 31,
                                              1995                1994
                                           (Unaudited)
ASSETS
  Current Assets
    Cash and Temporary Cash Investments   $    584,127    $     246,265
    Marketable Securities, Current           6,164,377        5,664,849
    Accounts Receivable                      1,587,578        1,511,700
    Other Receivables                          158,662          151,480
    Inventories                              1,739,028        1,733,760
    Prepaid Expenses                           258,680          177,061
    Deferred Income Taxes                      358,000          358,000

        Total Current Assets                10,850,452        9,843,115

  Marketable Securities, Noncurrent          2,165,458        2,367,003

  Property and Equipment                     1,817,314        1,827,421
    Less: Accumulated Depreciation
          and Amortization                   1,409,435        1,310,824

      Net Property and Equipment               407,879          516,597

  Other Assets                                 443,537          401,656

          TOTAL ASSETS                    $ 13,867,326    $  13,128,371

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                      $    318,614    $     347,121
    Accrued Liabilities                      1,237,218        1,238,203

        Total Current Liabilities            1,555,832        1,585,324


  Deferred Income Taxes                         29,000           29,000

  Stockholders' Equity
    Common Stock - $.10 Par Value              452,623          452,623
    Retained Earnings                       11,869,871       11,171,424
    Net unrealized loss on noncurrent
      marketable equity securities             (40,000)        (110,000)

        Total Stockholders' Equity          12,282,494       11,514,047

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY           $ 13,867,326    $  13,128,371


Note: The condensed consolidated balance sheet at December 31, 1994 has been summarized from the Company's audited consolidated balance sheet at that date.



                             MODERN CONTROLS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                           Three Months               Six Months
                                              Ended                     Ended

                                       June 30,     June 30,     June 30,     June 30,
                                        1995         1994         1995         1994
Sales                                $3,069,162   $2,683,587   $5,897,683   $5,122,066
Cost of Sales                         1,048,681    1,060,986    2,057,070    1,931,953

Gross Profit                          2,020,481    1,622,601    3,840,613    3,190,113

Selling, General & Admin. Expenses      918,397      825,046    1,826,751    1,657,672
Research & Development Expenses         243,267      209,664      470,791      417,710

                                      1,161,664    1,034,710    2,297,542    2,075,382

Operating Income                        858,817      587,891    1,543,071    1,114,731


Investment Income                        94,012       87,599      184,236      180,270

Income Before Income Taxes              952,829      675,490    1,727,307    1,295,001


Income Taxes                            322,057      226,289      583,830      433,825

Net Income                           $  630,772   $  449,201   $1,143,477   $  861,176

Net Income Per Common Share          $     0.14   $     0.09   $     0.25   $     0.18

Weighted Average Shares
      Outstanding                     4,540,298    4,749,127    4,535,292    4,789,096


                             MODERN CONTROLS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                             Six Months
                                                            Ended June 30,
                                                         1995            1994

Cash Flows from Operating Activities:
  Net Income                                         $ 1,143,477    $   861,176
  Total Adjustments to Reconcile
   Net Income to Net Cash Provided
    by operating Activities                              (47,865)       (68,510)
  Net Cash Provided by Operating Activities            1,095,612        792,666

Cash Flows from Investing Activities:
  Purchases of Marketable Securities                  (5,204.091)    (2,093,259)
  Proceeds from Sales of Marketable Securities         4,976,107      2,526,701
  Other                                                  (77,143)       (46,650)

  Net Cash Provided by (Used in) Investing Activities   (305,127)       386,792

Cash Flows from Financing Activities:
  Purchase and Retirement of Common Stock                      0       (825,255)
  Dividends Paid                                        (452,623)      (482,034)
  Other                                                        0         10,167
  Net Cash Used in Financing Activities                 (452,623)    (1,297,122)

Net Increase (Decrease) in Cash and
 Temporary Cash Investments                          $   337,862     $ (117,664)




                             MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1995, the condensed consolidated statements of income for the three month and six month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995, and for all periods presented, have been made. The results of operations for the period ended June 30, 1995 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to shareholders.


Note 2 - Inventories

Inventories consist of the following:
                                        June 30,          December 31,
                                          1995                 1994
           Finished Products         $   241,498          $   250,603
           Work in Process               744,090              661,282
           Raw Materials                 753,440              821,875
                                     $ 1,739,028          $ 1,733,760


Note 3 - Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average of common and common equivalent shares outstanding during the period. Stock options are considered common stock equivalents for purposes of this computation.



                             MODERN CONTROLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the quarter ended June 30, 1995 were $3,069,162, up 14 percent from second quarter 1994 sales of $2,683,587. The increase in second quarter sales is primarily attributable to an increase in the total domestic and foreign sales volume of the Company's permeation products and to general price increases.

Sales for the six month period ended June 30, 1995 increased 15 percent to $5,897,683, compared with $5,122,066 for the first six months of 1994. The 15 percent increase is primarily due to an increase in the sales volume of the Company's permeation and weighing products, and to general price increases.

The Company's permeation product group sales totaled $2,146,248 in the second quarter of 1995, compared with $1,779,681 in the second quarter of 1994. The group accounted for 70 percent of the Company's total second quarter 1995 sales, compared with 66 percent in the second quarter of 1994. Permeation product group sales for the six month period ended June 30, 1995 were $3,971,077, or 67 percent of total sales, versus $3,413,349 or 67 percent of sales for the same period in 1994.

Gross profit for the quarter and the six month period ended June 30, 1995 was 66 and 65 percent of sales, respectively. This compares with 60 and 62 percent for the quarter and the six month periods ended June 30, 1994. Factors affecting the increase in gross profit margin include the increased sales volume and the pricing increases.

Research and development expenses as a percent of sales were 8 percent for the quarter and for the six month period ended June 30, 1995 as compared to 8 percent for the same periods in 1994. Continued research and development expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to allocate on an annual basis approximately 7 to 9 percent of sales to research and development.

Selling, general and administrative expenses were 30 percent of sales in the second quarter of 1995. This percentage is comparable with the 31 percent for the second quarter of 1994. Selling, general and administrative expenses were 31 percent and 32 percent for the six month periods ending June 30, 1995 and 1994 respectively. The overall dollar increase in selling, general and administrative expenses for the quarter and the six month period ending June 30, 1995 is primarily the result of increased commission expenses caused by the increase in sales. The decrease in selling, general and administrative expenses as a percentage of sales is due primarily to a decline in general and administrative expenses as a percentage of sales.

Investment income increased approximately $6,000 in the second quarter of 1995 as compared to the second quarter of 1994. For the six months ended June 30, 1995, investment income increased approximately $4,000. The increase is the result of higher average investment yields in 1995 offset somewhat by lower average investment balances.

The Company's provision for income taxes was 33.8 percent of income before income taxes for the three and six month periods ending June 30, 1995. The Company reviews the tax rate quarterly and could make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws the Company expects the effective tax rate for all of 1995 to be in a range of 33 to 35 percent.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Cash, temporary cash investments and current marketable securities totaled $6,748,504 as of June 30, 1995. This is an increase of $837,390, compared to the total of $5,911,114 as of December 31, 1994. Long-term marketable securities decreased $201,545 to $2,165,458 during the same period. The Company paid dividends of approximately $453,000 in the first six months of 1995.

The Company has no long-term debt and has no material commitments for capital expenditures as of June 30, 1995. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.



                             MODERN CONTROLS, INC.


Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Modern Controls, Inc. on May 16, 1995, the nominees for election as Directors of the Company were elected without opposition as follows:

         Director-Nominee           Votes For       Votes Withheld/Against

         William N. Mayer           3,833,098              150,410
         Dean B. Chenoweth          3,603,886              379,622
         Howard L. Demorest         3,829,611              153,897
         Robert L. Demorest         3,833,498              150,010
         J. Leonard Frame           3,830,398              153,110
         Wallace W. Lindemann       3,832,486              151,022
         Richard A. Proulx          3,833,398              150,110
         Paul L. Sjoquist           3,833,298              150,210



Item 6. Exhibits and Reports on Form 8-K

  a. Exhibits.

     The following is a listing of the exhibits contained in this Form 10-Q filing:

     Exhibit No.         Description

         11          Earnings per Share
         27          Financial Data Schedule

  b. There were no reports on Form 8-K filed for the quarter ended
     June 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MODERN CONTROLS, INC.
                                             Registrant


DATE: 7/20/95                           /s/ William N. Mayer
                                        William N. Mayer,
                                        Chairman and CEO


DATE: 7/20/95                           /s/ Ronald A. Meyer
                                        Ronald A. Meyer,
                                        Vice President and Treasurer

                                 EXHIBIT INDEX

Exhibit No.        Description                  Location

11                 Earnings per Share           Filed herewith.
27                 Financial Data Schedule      Filed herewith.