Form 10-Q
period 1995-09-30
MODERN CONTROLS INC
filed 1995-11-13
CIK 67279

UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                 to

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

YES _X_  NO ___




4,541,609 Common Shares were outstanding as of September 30, 1995



                             MODERN CONTROLS, INC.
                         Quarterly Report on Form 10-Q



                                     INDEX




                                                                          Page
                                                                         Number
PART I   Financial Information

  Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      September 30, 1995 and December 31, 1994                             1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months and nine months ended September 30, 1995 and 1994       2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Nine months ended September 30, 1995 and 1994                        3


    Notes to Condensed Consolidated Financial Statements (Unaudited)       4


  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                            5-6


PART II  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                7

EXHIBIT 11  Computation of Net Income Per Common Share                     8


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       MODERN CONTROLS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                             September 30,    December 31,
                                                 1995             1994
                                             -------------    ------------
ASSETS
  Current Assets
    Cash and Temporary Cash Investments          $551,092        $246,265
    Marketable Securities, Current              5,278,792       5,664,849
    Accounts Receivable                         1,430,768       1,511,700
    Other Receivables                             147,778         151,480
    Inventories                                 1,552,874       1,733,760
    Prepaid Expenses                              266,167         177,061
    Deferred Income Taxes                         358,000         358,000
                                             -------------    ------------
        Total Current Assets                    9,585,471       9,843,115
                                             -------------    ------------
  Marketable Securities, Noncurrent             4,222,778       2,367,003
                                             -------------    ------------
  Property and Equipment                        1,863,406       1,827,421
    Less: Accumulated Depreciation
          and Amortization                      1,448,697       1,310,824
                                             -------------    ------------
      Net Property and Equipment                  414,709         516,597
                                             -------------    ------------
  Other Assets                                    456,755         401,656
                                             -------------    ------------
          TOTAL ASSETS                        $14,679,713     $13,128,371
                                             =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                             $403,123        $347,121
    Accrued Liabilities                         1,383,985       1,238,203
                                             -------------    ------------
        Total Current Liabilities               1,787,108       1,585,324
                                             -------------    ------------

  Deferred Income Taxes                            29,000          29,000
                                             -------------    ------------
  Stockholders' Equity
    Common Stock - $.10 Par Value                 454,161         452,623
    Capital in Excess of Par Value                 46,484          -
    Retained Earnings                          12,362,960      11,171,424
    Net Unrealized Loss on Noncurrent
      Marketable Equity Securities                 -             (110,000)
                                             -------------    ------------
        Total Stockholders' Equity             12,863,605      11,514,047
                                             -------------    ------------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY               $14,679,713     $13,128,371
                                             =============    ============

Note: The condensed consolidated balance sheet at December 31, 1994 has been summarized from the Company's audited consolidated balance sheet at that date.


                             MODERN CONTROLS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                          Three Months                Nine Months
                                              Ended                       Ended
                                    --------------------------  ---------------------------
                                    September 30, September 30, September 30, September 30,
                                        1995         1994          1995          1994
                                     ----------   ----------    ----------   ----------

Sales                                $3,465,229   $2,700,244    $9,362,912   $7,822,310
Cost of Sales                         1,165,180      981,205     3,222,250    2,913,158
                                     ----------   ----------    ----------   ----------
Gross Profit                          2,300,049    1,719,039     6,140,662    4,909,152
                                     ----------   ----------    ----------   ----------


Selling, General & Admin. Expenses    1,008,832      847,929     2,835,583    2,505,601
Research & Development Expenses         303,902      223,980       774,693      641,690
                                     ----------   ----------    ----------   ----------
                                      1,312,734    1,071,909     3,610,276    3,147,291
                                     ----------   ----------    ----------   ----------
Operating Income                        987,315      647,130     2,530,386    1,761,861


Investment Income                       100,289       89,996       284,525      270,266
                                     ----------   ----------    ----------   ----------
Income Before Income Taxes            1,087,604      737,126     2,814,911    2,032,127


Income Taxes                            367,610      246,937       951,440      680,762
                                     ----------   ----------    ----------   ----------
Net Income                           $  719,994   $  490,189    $1,863,471   $1,351,365
                                     ==========   ==========    ==========   ==========



Net Income Per Common Share          $     0.16   $     0.10    $     0.41   $     0.28
                                     ==========   ==========    ==========   ==========



Weighted Average Shares
      Outstanding                     4,568,601    4,694,420     4,546,395    4,757,537
                                     ==========   ==========    ==========   ==========



                             MODERN CONTROLS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                         Nine Months
                                                      Ended September 30,
                                                  --------------------------
                                                     1995           1994
                                                  -----------    -----------

Cash Flows from Operating Activities:
   Net Income                                     $ 1,863,471    $ 1,351,365
   Total Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities                          577,937        307,785
                                                  -----------    -----------
   Net Cash Provided by Operating Activities        2,441,408      1,659,150
                                                  -----------    -----------

Cash Flows from Investing Activities:
   Purchases of Marketable Securities              (9,151,403)    (4,276,793)
   Proceeds from Sales of Marketable Securities     7,791,685      4,148,094
   Other                                             (145,429)       (79,206)
                                                  -----------    -----------
   Net Cash Used in Investing Activities           (1,505,147)      (207,905)
                                                  -----------    -----------
Cash Flows from Financing Activities:
   Purchase and Retirement of Common Stock                  0     (1,035,255)
   Dividends Paid                                    (679,456)      (717,439)
   Other                                               48,022         10,167
                                                  -----------    -----------
   Net Cash Used in Financing Activities             (631,434)    (1,742,527)
                                                  -----------    -----------
Net Increase (Decrease) in Cash and
  Temporary Cash Investments                      $   304,827    ($  291,282)
                                                  ===========    ===========



                             MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 1995, the condensed consolidated statements of income for the three and nine month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995, and for all periods presented, have been made. The results of operations for the period ended September 30, 1995 are not necessarily indicative of operating results for the full year.

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

Note 2 - Inventories

Inventories consist of the following:


                                    September 30,         December 31,
                                        1995                  1994
          Finished Products         $   197,832          $   250,603
          Work in Process               673,803              661,282
          Raw Materials                 681,239              821,875
                                    $ 1,552,874          $ 1,733,760


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


                             MODERN CONTROLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the quarter ended September 30, 1995 were $3,465,229 up 28 percent from third quarter 1994 sales of $2,700,244. The increase in third quarter sales is primarily due to an increase in the total domestic and foreign sales volume of the Company's permeation and weighing products, and to a lesser extent general price increases.

Total sales for the nine month period ended September 30, 1995 were up 20 percent to $9,362,912 compared with $7,822,310 for the first nine months of 1994. The increase is primarily due to an increase in the domestic and foreign sales volume of the Company's permeation and weighing products, and to a lesser extent general price increases.

The Company's permeation product group sales totaled $2,253,664 in the third quarter of 1995, compared with $1,690,159 in the third quarter of 1994. The group accounted for 65 percent of the Company's total third quarter 1995 sales, compared with 63 percent in the third quarter of 1994. Permeation product group sales for the nine month period ended September 30, 1995 were $6,224,741 or 66 percent of total sales, versus $5,103,508 or 65 percent of sales for the same period in 1994.

Gross profit as a percentage of sales was 66 percent for both the quarter and the nine month period ended September 30, 1995. This compares with 64 and 63 percent for the quarter and the nine month periods ended September 30, 1994. The increase in the 1995 third quarter and nine month gross profit margin percentages are due primarily to the increase in sales volume for these periods.

Research and development expenses for the three month and the nine month periods ended September 30, 1995 were 9 and 8 percent of sales respectively, compared with 8 percent for the three and nine month periods ended September 30, 1994. Continued research and development expenditures are necessary as the Company develops new and improved products to expand in its niche markets. Historically, the Company's annual research and development expenditures have been in a range from 7 to 9 percent of sales. The Company expects its annual 1995 research and development expenses to be on the upper end of the historical range.

Selling, general and administrative expenses were 29 percent of sales in the third quarter of 1995 compared to 31 percent for the third quarter of 1994. Selling, general and administrative expenses were 30 percent and 32 percent for the nine month periods ending September 30, 1995 and 1994 respectively. The increase in the total gross dollar amount of selling, general and administrative expenses for the three months and nine month periods ended September 30, 1995 was due primarily to increases in commission expenses due to the increased sales. The decrease in selling, general and administrative expenses as a percentage of sales is due primarily to a decrease in general and administrative expenses as a percentage of sales.

Investment income increased approximately $10,000 in the third quarter of 1995 as compared to the third quarter of 1994. This increase is the result of increased average investment balances in the third quarter of 1995 and a higher average yield on investments. For the nine months ended September 30, 1995, investment income increased approximately $14,000. The increase for the nine month period ending September 30, 1995 is the net result of higher average yields on investments offset somewhat by lower average investment balances.

The Company's provision for income taxes was 33.8 percent of income before income taxes for the three and nine month periods ending September 30, 1995. The Company reviews the tax rate quarterly and could make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws the Company expects the effective tax rate for all of 1995 to be in a range of 33 to 35 percent.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Cash, temporary cash investments and current marketable securities totaled $5,829,884 as of September 30, 1995. This is a decrease of $81,230 compared to the total of $5,911,114 as of December 31, 1994. Long-term marketable securities increased $1,855,775 to $4,222,778 during the same period. The Company paid dividends of approximately $679,000 in the first nine months of 1995.

The Company has no long-term debt and has no material commitments for capital expenditures as of September 30, 1995. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.





                             MODERN CONTROLS, INC.


Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K

       a. The following is a listing of the exhibits contained in this Form 10-Q filing:

           Exhibit No.                  Description

                11                   Earnings per share
                27                   Financial Data Schedule

        b. There were no reports on Form 8-K filed for the quarter ended September 30, 1995.



                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         MODERN CONTROLS, INC.
                                              Registrant






DATE:  November 1, 1995                 /s/ William N. Mayer
                                        William N. Mayer,
                                        Chairman and CEO






DATE: October 31, 1995                  /s/ Ronald A. Meyer
                                        Ronald A. Meyer,
                                        Vice President and Treasurer




                             MODERN CONTROLS, INC.

                           EXHIBIT INDEX TO FORM 10-Q
                    For the Quarter Ended September 30, 1995

Exhibit No.         Description                             Location

   11               Earnings per share                      Filed herewith.
   27               Financial Data Schedule                 Filed herewith.