Form 10-K405
period 1995-12-31
MODERN CONTROLS INC
filed 1996-03-28
CIK 67279

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ________ TO __________.

COMMISSION FILE NO. 0-9273

                              MODERN CONTROLS, INC.
           (Exact name of the registrant as specified in its charter)

           MINNESOTA                                             41-0903312
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

              7500 BOONE AVENUE NORTH, MINNEAPOLIS, MINNESOTA 55428
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (612) 493-6370

Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
         NONE.                                          NONE.

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.10 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes _X_  No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 8, 1996, 4,295,250 shares of Common Stock of the Company were outstanding, and the aggregate market value of the Common Stock of the Company as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and officers, was approximately $42,360,000.

         Parts I, II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Company's 1995 Annual Report to Shareholders (the "1995 Annual Report").
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 21, 1996 (the "1996 Proxy Statement").


                                     PART I

ITEM 1.           BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS

         Modern Controls, Inc., a Minnesota corporation (the "Company"), was incorporated in February 1966. Since its incorporation, the Company has been engaged in the design, manufacture and marketing of precision measurement and process sensing and control instruments and systems. The Company currently has three major product groups which service various niche markets: (i) Permeation Products; (ii) Weighing Products; and (iii) Packaging Products.

         The Permeation Products group consists of (i) products that test packages and packaging materials for permeation of gases and water vapor; and
(ii) instruments that measure the thickness of thin films and coatings in laboratories and on-line during production. Also included within this product group are services provided by the Company for testing packages and packaging materials. The Weighing Products group consists of instruments for pharmaceutical capsule and tablet weighing and sorting. The Packaging Products group consists of (i) instruments that detect leaks and test the seal strength in packages; and (ii) analyzers which measure oxygen and carbon dioxide content of the headspace in both flexible and rigid packages.

         The Company has its principal executive offices at 7500 Boone Avenue North, Minneapolis, Minnesota 55428 and its telephone number is (612) 493-6370.

         (b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in a single industry segment: the design, manufacture and marketing of precision testing instrumentation and advanced process sensing and control equipment.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS

PERMEATION PRODUCTS

         The Permeation Products group consists of (i) products that test packages and packaging materials for permeation of gases and water vapor and
(ii) instruments that measure the thickness of thin films and coatings in laboratories and on-line during production.

         The various permeation measurement instruments included within the Permeation Products group and manufactured by the Company measure the rate at which oxygen, carbon dioxide and water vapor permeate packages and packaging materials. The principal market for the permeation measurement instruments consists of manufacturers of packaging materials, including manufacturers of papers, plastics and coatings, and the users of such packaging materials in the food, beverage, pharmaceutical and chemical industries.

         The gauging products, included within the Permeation Products group, use capacitance technology to measure the thickness of thin films and coatings. These gauges measure all types of non-metallic materials, with very repeatable gauge readings at thickness resolutions up to one millionth of an inch. Software packages allow the display of each material's profile and provide analysis of the related data. The principal market for the gauging portion of this product group is made up of manufacturers of plastic films.

         The Permeation Products line consists of the following products: (i) oxygen permeability test systems (seven models); (ii) water vapor permeability test systems (four models); (iii) a carbon dioxide permeability test system (one model); (iv) flavor, aroma and odor permeability test systems (two models); (v) gauges designed for laboratory use (one model); (vi) on-line gauges used for measuring cast film thicknesses (one model); and (vii) on-line gauging instruments used to measure blown film thicknesses and control related blown film production processes (two models).

         The gas permeability test systems (i, iii and iv above) measure the ability of packages, films and bottles or other containers to resist oxygen, carbon dioxide and/or other gas permeation. The water vapor permeability instruments (ii above) measure water vapor permeation through films and packages and inform food processors, container companies and basic film suppliers as to the ability of certain packaging to retain or block out water. The gauging products (v, vi and vii above) measure the thickness of films.

         The Company also provides certain laboratory testing services utilizing the Company's products. These services are primarily in the area of testing film and package permeation. Users of these services are primarily those companies with insufficient volume to warrant purchasing the Company's products or others not familiar with such equipment. Other users include companies that have purchased the Company's products but have a need for additional capacity.

         Permeation Products accounted for 71%, 71% and 68% of the Company's total sales during the fiscal years ended December 31, 1995, 1994 and 1993, respectively.

WEIGHING PRODUCTS

         The weighing instruments manufactured by the Company are: (i) a high-speed capsule weighing and sorting device (VERICAP(R)); (ii) a high-speed tablet weighing and sorting device (VERITAB(R)); and (iii) an automatic balance. These products are marketed primarily to the pharmaceutical industry, both domestically and in foreign countries.

         The VERICAP(R) is designed to detect deviations in the weight of filled gelatin capsules and to reject capsules outside an acceptable range at rates of up to 2,000 capsules per minute. The VERICAP(R) 2500 can be integrated into a production line to weigh capsules as they are produced. This device also records and analyzes the data relating to accepted capsules during the processing.

         The VERITAB(R) is designed to detect deviations in the weight of tablets and to reject tablets outside an acceptable range at rates of up to 800 tablets per minute. Data related to accepted tablets is recorded and analyzed.

         The Company also manufactures and markets a small, highly accurate automatic balance for weighing capsules and tablets.

         Weighing products accounted for 17%, 14% and 15% of the Company's total sales during the fiscal years ended December 31, 1995, 1994 and 1993, respectively.

PACKAGING PRODUCTS

         The various packaging products manufactured by the Company include leak detection instruments and head space analyzers. The two leak detection instruments detect leaks in pouches, blister packs and a wide range of other packages. The principal market for these products include packagers of food, pharmaceuticals and sterile medical supplies. The first of the two leak detection instruments is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package. The carbon dioxide may be present in the headspace of the package or forced inside the package by carbon dioxide pressurization. The second instrument detects leaks and checks for seal integrity by applying and measuring pressure within the packages. The Company markets the second instrument in North and South America and certain countries in the Far East pursuant to a technology transfer and manufacturing rights agreement with SKYE Equipment Company, Ltd.

         The headspace analyzers sold by the Company analyze the amount of oxygen or carbon dioxide present in the headspace of flexible and rigid food packages. Some models also measure the oxygen content in flushing gases used in modified or controlled atmosphere packaging. The Company sells ten different headspace analyzer models, six of which are manufactured and sold by the Company and four of which are manufactured by a Japanese and United States company and are distributed by the Company. Of the six headspace analyzer models manufactured and sold by the Company, two measure oxygen, two measure carbon dioxide and two measure both oxygen and carbon dioxide. The four other models sold by the Company measure only oxygen.

         Packaging products accounted for 12%, 15% and 17% of the Company's total sales during the fiscal years ended December 31, 1995, 1994 and 1993, respectively.

COMPETITION

         The Company experiences competition in both foreign and domestic markets from one or more competitors with respect to all of its products. Some of the Company's competitors have greater assets and resources than the Company and some are smaller than the Company. The principal competitive factors are price, product performance and capability, and distribution. The Company believes that its products either exceed or are equal in performance and capability to those of its competitors. Price comparability varies by product. Several of the Company's larger competitors may have stronger marketing organizations.

MANUFACTURING AND SUPPLIES

         Most of the parts and materials used in the manufacture of the Company's products are standardized and are purchased from various manufacturers or distributors and assembled at the Company. Multiple sources of supply are available for these items, and the Company has experienced no significant shortages or delays from its suppliers. Components designed by the Company are produced by others in accordance with the Company's specifications. A limited number of components for the Company's products are available from single suppliers. The loss of any single supplier could have a material adverse effect on the Company until the Company either arranges for another supplier or makes appropriate design changes.

BACKLOG

         The Company had a total backlog of approximately $3,461,000 as of December 31, 1995 for all of its products as compared to approximately $2,029,000 as of December 31, 1994. The Company anticipates filling all of the current backlog in 1996.

PATENTS AND LICENSES

         Generally, the Company believes that the protection afforded by patent rights is important to its business and it will continue to seek patent protection for its technology and products. The Company has required certain employees and consultants to assign to the Company all inventions which are conceived and developed during their employment, except to the extent prohibited by applicable law. The Company owns two U.S. patents and one foreign patent relating to its VERICAP product, three U.S. patents and two foreign patents relating to the VERITAB product, one U.S. patent and one foreign patent relating to headspace analyzers and nine U.S. patents and three foreign patents relating to its film thickness test systems. In addition, the Company owns thirteen U.S. patents and two foreign patents relating to its permeability test systems. These patents will expire during the period from 1999 through 2014.

         Even though the Company has obtained the patents mentioned above, there can be no guarantee that these patents will keep competitors from producing substantially similar products. Although it can offer no assurance, the Company believes its products do not infringe on patents owned by any other persons. Any determination that a material component of the Company's products infringes upon the rights of others could have a material adverse effect upon the Company. In the event that the Company's products may be covered in whole or in part by patents owned by others, the Company may find it desirable to obtain licenses with respect to such patents. The Company has a license, under a U.S. patent, to manufacture products relating to a multiple gas permeability test system. Pursuant to this license, the Company must pay royalties of 4-1/2 percent of the net selling price of any product covered by such patent until such time as the patent expires. The patent and the license are scheduled to expire on August 14, 2001.

         The Company also owns or has applied for certain trademarks which protect and identify its products, including the trademark MOCON(R), which the Company has designated as a house trademark under which all its products are sold, and the trademarks VERICAP(R), OX-TRAN(R), PERMATRAN-W(R), PROFILER(R), COULOX(R), HERSCH(R), VERITAB(R), AROMATRAN(R) and SKYE(R). The Company's trademarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended.

RESEARCH AND DEVELOPMENT

         The Company incurred expenses of approximately $1,060,000, $898,000 and $814,000 during the fiscal years ended December 31, 1995, 1994 and 1993, respectively, for research and development of its products. Research and development costs were 8.3% of sales for the fiscal year ended December 31, 1995 and were 8.5% and 7.8%, respectively, for the preceding two fiscal years. For the foreseeable future, the Company expects to allocate, on an annual basis, approximately 8% of sales to research and development.

WORKING CAPITAL PRACTICES

         The Company maintains inventory levels in its three product groups consistent with projected sales. The Company's standard domestic payment terms are net 30 days. International sales are transacted pursuant to letters of credit in some cases. The Company generally warrants its products for one year from the date of shipment. There have been few instances when the Company was required to accept the return of merchandise which failed to comply with the Company's warranty.

FOREIGN AND DOMESTIC MARKETING

         The Company markets its products in the United States and Canada through a direct sales force of 14 persons. The Company's foreign markets are served by a network of 34 independent representatives in Africa, Asia, Australia, Europe, Mexico, South America and certain Pacific Rim countries. To the Company's knowledge, no independent sales representative of the Company sells a material amount of products manufactured by the Company's competitors. The sales representative for the Company in Europe is licensed to sell headspace analyzers and leak detectors similar to those sold by the Company. The Company, however, is not licensed to sell these products in Europe.

         The Company's wholly owned subsidiary, MoCon FSC, Inc., a Barbados corporation ("FSC"), carries out all the foreign distribution of the Company's products. The Company acts as the selling agent of FSC.

         The Company makes all foreign sales in U.S. dollars and consequently does not hedge against exchange rate fluctuations. Nonetheless, should the value of the dollar rise relative to other currencies, the Company's sales abroad would be negatively impacted. Additionally, the Company can give no assurances that foreign tariff, trade or tax policies or foreign economic conditions will not negatively effect sales and earnings of the Company in the future.

         For information concerning the Company's export sales by geographic area, see Note 9 of the Notes to Consolidated Financial Statements contained on page 22 of the Company's 1995 Annual Report. Although no single customer accounts for 10% or more of the Company's consolidated revenues and the Company does not believe that the loss of any single customer would have a material adverse effect on the Company, one of the Company's independent representatives accounted for approximately 14% of the Company's sales in fiscal 1995. For additional information concerning sales by such independent representatives, see
Note 9 of the Notes to Consolidated Financial Statements contained on page 22 of the Company's 1995 Annual Report. The Company's business is not seasonal in nature.

EMPLOYEES

         The Company currently has 67 full-time employees, including 27 in manufacturing, 9 in research and development and 31 in general administration and marketing. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2.           PROPERTIES

         The Company's executive offices and operations are located at 7500 Boone Avenue North, Minneapolis, Minnesota. The portion of the building occupied by the Company contains approximately 47,000 square feet, of which approximately 35,000 square feet (approximately 74%) is currently being utilized. Management believes that the Company's manufacturing facilities are generally adequate for its operations and such facilities are maintained in a good state of repair.
The current lease expires June 30, 2000.

ITEM 3.           LEGAL PROCEEDINGS

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 1995.


ITEM 4A.          EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held, as of February 29, 1996, are as follows:

                                                                   Executive
         Name             Age              Title (1)               Officer Since
         ----             ---              -----                   -------------

William N. Mayer (2)       65      Chairman of the Board, Chief          1976
                                   Executive Officer (3)

Robert L. Demorest (4)     50      President (5)                         1985

Ronald A. Meyer            45      Vice President -- Finance &           1985
                                   Administration, Treasurer and
                                   Secretary (6)

Daniel W. Mayer (2)        45      Executive Vice President (7)          1988

(1) All executive officers have been employed in the capacity set forth for at least five years unless otherwise indicated.

(2) Daniel W. Mayer is the son of William N. Mayer, Chairman of the Board and Chief Executive Officer of the Company.

(3) W.N. Mayer has been the Chairman of the Board, Chief Executive Officer and President of the Company for over five years. Effective January 30, 1995, Mr. W.N. Mayer resigned as President of the Company.

(4) Robert L. Demorest is the son of Howard L. Demorest, the retired Chairman of the Board, Chief Executive Officer and Treasurer of the Company.

(5) Mr. Demorest was elected President of the Company on January 30, 1995. Prior to that time, Mr. Demorest was the Executive Vice President -- Sales & Marketing and Secretary.

(6) Mr. Ronald A. Meyer was elected Secretary of the Company on January 30, 1995. Prior to that time, Mr. Meyer served as Assistant Secretary.

(7) Mr. Daniel W. Mayer was elected Executive Vice President on January 30, 1995. Prior to that time, Mr. Mayer served as the Vice President -- Product Development.


                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The information under the caption "Market for Company's Common Stock and Related Stockholder Matters" on page 22 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The financial information under the caption "Selected Financial Data" on page 3 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 to 13 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Financial Statements and Independent Auditors' Report thereon on pages 14 to 22 of the Company's 1995 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Selected Quarterly Financial Data" on page 3 of the Company's 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         (a)      DIRECTORS OF THE COMPANY

         The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 1996 Proxy Statement is incorporated herein by reference.

         (b)      EXECUTIVE OFFICERS OF THE COMPANY

         Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Company."

ITEM 11.          EXECUTIVE COMPENSATION

         The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Election of Directors -- Other Information About Nominees" in the Company's 1996 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)      1.       FINANCIAL STATEMENTS:

         The following Consolidated Financial Statements of the Company are incorporated herein by reference from the pages indicated in the Company's 1995 Annual Report:

                  Independent Auditors' Report -- page 22.

                  Consolidated Balance Sheets -- December 31, 1995 and 1994 -- page 15.

                  Consolidated Statements of Income -- Years Ended December 31, 1995, 1994 and 1993 -- page 14.

                  Consolidated Statements of Cash Flows -- Years Ended December 31, 1995, 1994 and 1993 -- page 16.

                  Notes to Consolidated Financial Statements -- pages 17 to 22.

                  2.       FINANCIAL STATEMENT SCHEDULES:

         The following supplemental financial data are included herein and should be read in conjunction with the financial statements referred to above (page numbers refer to pages in this Report):
                                                                         Page

Independent Auditors' Report on Financial Statement Schedules             12

Financial Statement Schedules:

         II - Valuation and Qualifying Accounts                           13

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                  3.       Exhibits

                           The exhibits to this Report are listed in the Exhibit Index on pages 15 to 18 below.

                           A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 22, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Modern Controls, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn.:
                           Shareholder Information.

                           The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

                           A. Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-9273)).

                           B.       1980 Director Stock Option Plan
                                    (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-8 (File No. 33-42255)).

                           C. 1982 Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8 (File No. 33-27730)).

                           D. 1990 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8 (File No. 33-42255)).

                           E. 1992 Stock Option Plan (incorporated by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-8 (File No. 33- 49752)).

                           F. Compensation Committee resolutions setting forth the Incentive Compensation Plan for fiscal 1994, 1995 and 1996 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-9273).

                           G. Paired Profit Sharing Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-9273)).

                           H. Confidentiality Agreement, dated June 3, 1983, between the Company and William N. Mayer (incorporated by reference to Exhibit
                                    10.10 to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December 31, 1988 (File No. 0-9273)).

         (b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1995.


         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Modern Controls, Inc.:

Under date of February 9, 1996, we reported on the consolidated balance sheets of Modern Controls, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                                        /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 9, 1996



                                                                     SCHEDULE II


                      MODERN CONTROLS, INC. AND SUBSIDIARY

                        Valuation and Qualifying Accounts

                                       Balance at   Charged to                 Balance
                                       beginning     costs and   Deductions     at end
Description                             of year      expenses       (1)        of year
--------------------------------------------------------------------------------------
Year ended December 31, 1995
  allowance for doubtful accounts      $ 147,000       15,323      30,323      132,000
======================================================================================

Year ended December 31, 1994
  allowance for doubtful accounts      $ 150,000            0       3,000      147,000
======================================================================================

Year ended December 31, 1993
  allowance for doubtful accounts      $ 149,800       17,162      16,962      150,000
======================================================================================

(1) Bad debts written off.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MODERN CONTROLS, INC.

Date:  March 26, 1996            By  /s/ William N. Mayer
                                    ---------------------
                                         William N. Mayer, Chief
                                         Executive Officer
                                         (principal executive officer)

                                 By  /s/ Ronald A. Meyer
                                         Ronald A. Meyer, Vice President --
                                         Finance & Administration, Treasurer
                                         and Secretary (principal financial
                                         and accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 26, 1996 by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                 Signature and Title


                                 /s/ William N. Mayer
                                 William N. Mayer, Chairman
                                 of the Board

                                 /s/ Robert L. Demorest
                                 Robert L. Demorest, President
                                 and Director

                                 /s/ Howard L. Demorest
                                 Howard L. Demorest, Director

                                 /s/ Paul L. Sjoquist
                                 Paul L. Sjoquist, Director

                                 /s/ Dean B. Chenoweth
                                 Dean B. Chenoweth, Director

                                 /s/ J. Leonard Frame
                                 J. Leonard Frame, Director

                                 /s/ Wallace W. Lindemann
                                 Wallace W. Lindemann, Director

                                 /s/ Richard A. Proulx
                                 Richard A. Proulx, Director



                              MODERN CONTROLS, INC.

                        Exhibit Index to Annual Report On
                                    Form 10-K
                     For Fiscal Year Ended December 31, 1995

Item
No.               Item                                                 Method of Filing
3.1       Restated Articles of Incorporation of the
          Company...........................................................  Incorporated by reference to Exhibit
                                                                              3.2 to the Company's Annual Report
                                                                              on Form 10-K for the fiscal year
                                                                              ended January 31, 1984 (File No. 0-
                                                                              9273)


3.2       Amendment to Restated Articles of
          Incorporation of the Company, effective
          May 27, 1987 .....................................................  Incorporated by reference to
                                                                              Exhibit 3.1-1 to the Company's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended December
                                                                              31, 1987 (File No. 0-9273)



3.3       Amendment to Restated Articles of
          Incorporation of the Company, effective
          June 28, 1991.....................................................  Incorporated by reference to Exhibit
                                                                              4.3 to the Company's Registration
                                                                              Statement on Form S-8 (File No. 33-
                                                                              42255)


3.4       Third Restated Bylaws of the Company..............................  Incorporated by reference to Exhibit
                                                                              3.3 to the Company's Annual Report
                                                                              on Form 10-K for the fiscal year
                                                                              ended December 31, 1988 (File No. 0-
                                                                              9273)


4.1       Specimen Form of the Company's
          Common Stock Certificate..........................................  Incorporated by reference to Exhibit
                                                                              4.1 to the Company's Annual Report
                                                                              on Form 10-K for the fiscal year
                                                                              ended December 31, 1990 (File No. 0-
                                                                              9273)


10.1      Office/Warehouse Lease, dated
          July 29, 1994.....................................................  Incorporated by reference to Exhibit
                                                                              10.1 to the Company's Annual Report
                                                                              on Form 10-K for the fiscal year
                                                                              ended December 31, 1994 (File No. 0-
                                                                              9273)


10.2      Office/Warehouse Lease, dated
          November 21, 1990.................................................  Incorporated by reference to
                                                                              Exhibit 10.1 to the Company's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended December
                                                                              31, 1990 (File No. 0- 9273).

10.3      Employee Stock Option Plan, as
          amended...........................................................  Incorporated by reference to Exhibit
                                                                              10.2 to the Company's Annual Report
                                                                              on Form 10-K for the fiscal year
                                                                              ended December 31, 1990 (File No. 0-
                                                                              9273)

10.4      1980 Director Stock Option Plan...................................  Incorporated by reference to Exhibit
                                                                              28.1 to the Company's Registration
                                                                              Statement on Form S-8 (File No. 33-
                                                                              42255)

10.5      1982 Restated Incentive Stock Option
          Plan..............................................................  Incorporated by reference to Exhibit
                                                                              28.2 to the Company's Registration
                                                                              Statement on Form S-8 (File No. 33-
                                                                              27730)

10.6      1990 Non-Employee Director Stock
          Option Plan.......................................................  Incorporated by reference to Exhibit
                                                                              28.2 to the Company's Registration
                                                                              Statement on Form S-8 (File No. 33-
                                                                              42255)


10.7      1992 Stock Option Plan............................................  Incorporated by reference to Exhibit
                                                                              28.1 to the Company's Registration
                                                                              Statement on Form S-8 (File No. 33-
                                                                              49752)


10.8      Compensation Committee resolutions
          setting forth the Incentive Compensation
          Plan for fiscal 1994, 1995 and 1996...............................  Incorporated by reference to Exhibit
                                                                              10.8 to the Company's Annual Report
                                                                              on Form 10-K for the fiscal year
                                                                              ended December 31, 1993 (File No. 0-
                                                                              9273)

10.9      Paired Profit Sharing Plan effective June
          28, 1990..........................................................  Incorporated by reference to Exhibit
                                                                              10.5 to the Company's Annual Report
                                                                              on Form 10-K for the fiscal year
                                                                              ended December 31, 1990 (File No. 0-
                                                                              9273)

10.10     Confidentiality Agreement, dated June 3,
          1983, between the Company and William
          N. Mayer..........................................................  Incorporated by reference to
                                                                              Exhibit 10.10 to the Company's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended December
                                                                              31, 1988 (File No. 0-9273)

10.11     Agency and Service Agreement, dated
          January 1, 1987, between the Company
          and MoCon FSC, Inc................................................  Incorporated by reference to
                                                                              Exhibit 10.12 to the Company's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended December
                                                                              31, 1988 (File No. 0-9273)

10.12     Foreign Sales Corporation Suppliers
          Agreement, dated March 28, 1985, between the
          Company and MoCon FSC, Inc........................................  Incorporated by reference to
                                                                              Exhibit 10.13 to the Company's
                                                                              Annual Report on Form 10-K for
                                                                              the fiscal year ended December
                                                                              31, 1988 (File No. 0-9273)

11.1      Computation of per share earnings.................................  Filed herewith

13.1      1995 Annual Report to Shareholders................................  Filed herewith

21.1      Subsidiaries of the Company.......................................  Incorporated by reference to Exhibit
                                                                              22.1 to the Company's Annual Report
                                                                              on Form 10-K for the fiscal year
                                                                              ended December 31, 1988 (File No. 0-
                                                                              9273)

23.1      Independent Auditors' Consent.....................................  Filed herewith


 27.1     Financial Data Schedule...........................................  Filed herewith