Form 10-Q
period 1996-03-31
MODERN CONTROLS INC
filed 1996-05-08
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

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

YES _X_  NO ___


4,273,027 Common Shares were outstanding as of March 31, 1996.



                              MODERN CONTROLS, INC.
                          Quarterly Report on Form 10-Q



                                      INDEX



                                                                        Page
                                                                       Number


PART I   Financial Information

  Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      March 31, 1996 and December 31, 1995                                1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months ended March 31, 1996 and 1995                          2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months ended March 31, 1996 and 1995                          3


    Notes to Condensed Consolidated Financial Statements (Unaudited)      4


  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                            5-6


PART II  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                               7

EXHIBIT 11  Computation of Net Income Per Common Share                    8



PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              MODERN CONTROLS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                           March 31,    December 31,
                                             1996           1995
                                          -----------   -----------
ASSETS
  Current Assets
    Cash and Temporary Cash Investments   $   436,852   $ 1,396,718
    Marketable Securities, Current          3,844,407     4,133,397
    Accounts Receivable                     2,050,648     1,777,521
    Other Receivables                          93,635       116,210
    Inventories                             1,618,544     1,560,360
    Prepaid Expenses                          162,941       250,968
    Deferred Income Taxes                     320,000       320,000
                                          -----------   -----------
        Total Current Assets                8,527,027     9,555,174
                                          -----------   -----------
  Marketable Securities, Noncurrent         3,447,196     4,285,868
                                          -----------   -----------
  Property and Equipment                    2,267,494     1,947,060
    Less: Accumulated Depreciation
          and Amortization                  1,525,609     1,492,224
                                          -----------   -----------
      Net Property and Equipment              741,885       454,836
                                          -----------   -----------
  Other Assets                                448,323       474,533
                                          -----------   -----------
          TOTAL ASSETS                    $13,164,431   $14,770,411
                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                      $   392,115   $   591,982
    Accrued Liabilities                     1,518,052     1,513,516
                                          -----------   -----------
        Total Current Liabilities           1,910,167     2,105,498
                                          -----------   -----------

  Deferred Income Taxes                       176,000       168,000
                                          -----------   -----------
  Stockholders' Equity
    Common Stock - $.10 Par Value             427,303       444,108
    Retained Earnings                      10,343,961    11,757,805
    Net Unrealized Gain on Noncurrent
      Marketable Equity Securities            307,000       295,000
                                          -----------   -----------
        Total Stockholders' Equity         11,078,264    12,496,913
                                          -----------   -----------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY           $13,164,431   $14,770,411
                                          ===========   ===========


Note: The condensed consolidated balance sheet at December 31, 1995 has been summarized from the Company's audited consolidated balance sheet at that date.



                              MODERN CONTROLS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                           Three Months
                                              Ended
                                     -----------------------
                                      March 31,    March 31,
                                        1996         1995
                                     ----------   ----------
Sales                                $3,564,165   $2,828,521
Cost of Sales                         1,199,656    1,008,389
                                     ----------   ----------
Gross Profit                          2,364,509    1,820,132
                                     ----------   ----------


Selling, General & Admin. Expenses    1,152,606      908,354
Research & Development Expenses         273,822      227,524
                                     ----------   ----------
                                      1,426,428    1,135,878
                                     ----------   ----------
Operating Income                        938,081      684,254


Investment Income                       119,694       90,224
                                     ----------   ----------
Income Before Income Taxes            1,057,775      774,478


Income Taxes                            357,528      261,773
                                     ----------   ----------
Net Income                           $  700,247   $  512,705
                                     ==========   ==========

Net Income Per Common Share          $     0.16   $     0.11
                                     ==========   ==========
Weighted Average Shares
  Outstanding                         4,404,836    4,530,285
                                     ==========   ==========




                              MODERN CONTROLS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Three Months
                                                               Ended March 31,
                                                         --------------------------
                                                            1996            1995
                                                         -----------    -----------
Cash Flows from Operating Activities:
   Net Income                                            $   700,247    $   512,705
   Total Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities                                (374,609)       493,598
                                                         -----------    -----------
   Net Cash Provided by Operating Activities                 325,638      1,006,303


Cash Flows from Investing Activities:
   Purchases of Marketable Securities                       (665,320)    (4,059,134)
   Proceeds from Sales of Marketable Securities            1,812,982      3,661,179
   Other                                                    (297,659)       (44,831)
                                                         -----------    -----------
   Net Cash Provided by (Used in) Investing Activities       850,003       (442,786)

Cash Flows from Financing Activities:
   Purchase and Retirement of Common Stock                (1,871,591)             0
   Dividends Paid                                           (265,764)      (226,311)
   Other                                                       1,848              0
                                                         -----------    -----------
   Net Cash Used in Financing Activities                  (2,135,507)      (226,311)
                                                         -----------    -----------
Net Increase (Decrease) in Cash and
  Temporary Cash Investments                             ($  959,866)   $   337,206
                                                         ===========    ===========






                              MODERN CONTROLS, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of income for the three-month periods ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1995 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented, have been made. The results of operations for the period ended March 31, 1996 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report to shareholders.


Note 2 - Inventories

Inventories consist of the following:

                                       March 31,          December 31,
                                         1996                 1995
                                    ------------         ------------
           Finished Products         $   214,030          $   176,910
           Work in Process               694,906              699,070
           Raw Materials                 709,608              684,380
                                    ------------         ------------
                                     $ 1,618,544          $ 1,560,360
                                    ============         ============


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




                              MODERN CONTROLS, INC.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the quarter ended March 31, 1996 were $3,564,165, up 26 percent from first quarter 1995 sales of $2,828,521. The increase in first quarter sales is primarily the result of an increase in the domestic sales volume of the Company's weighing products, increases in the sales volume of the Company's permeation products and to a lesser extent general price increases.

The Company's permeation product group sales totaled $2,233,708 in the first quarter of 1996, compared with $1,962,451 in the first quarter of 1995. The group accounted for 63 percent of the Company's total first quarter 1996 sales, compared with 69 percent in the first quarter of 1995.

The gross profit margin was 66 percent of sales for the first quarter of 1996 and 64 percent for the first quarter of 1995. The increase in gross profit margin as a percentage of sales is due primarily to increased sales volume which resulted in manufacturing efficiencies.

Research and development expenses increased approximately $46,000 in the first quarter of 1996 compared to the first quarter of 1995, reflecting the Company's continued commitment to growth through new products. Research and development expenses were 8 percent of sales in both the first quarter of 1995 and 1996. Continued research and development expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to allocate on an annual basis approximately 7 to 9 percent of sales to research and development.

Selling, general and administrative expenses increased approximately $244,000 or 27 percent for the first quarter of 1996 compared to the first quarter of 1995. As a percentage of sales, selling, general and administrative expenses were 32 percent for both the first quarter of 1996 and 1995. The overall dollar increase in selling, general and administrative expenses is primarily due to an increase in selling expenses, particularly commission expenses which increased due to the increased sales.

Investment income increased approximately $30,000 in the first quarter of 1996 as compared to the first quarter of 1995. The increase is primarily the result of a gain realized on the sale of land and an increase in the average interest rate earned on investments in 1996, offset somewhat by lower average investment balances in 1996.

The Company's effective tax rate was 33.8 percent for both the first quarter of 1996 and 1995. The Company reviews the tax rate quarterly and could make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws the Company expects the effective tax rate for all of 1996 to be in a range of 33 to 35 percent.

Net income increased 37 percent to $700,247 or $.16 per share for the first quarter, compared with $512,705 or $.11 per share in the first quarter of 1995.


Liquidity and Capital Resources

Total cash, temporary cash investments and marketable securities decreased approximately $2,088,000 in the three months ended March 31, 1996. This decrease is primarily the result of repurchases by the Company of shares of its common stock during the quarter totaling approximately $1,872,000.

The Company has no long-term debt and has no material commitments for capital expenditures as of March 31, 1996. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.




                              MODERN CONTROLS, INC.



Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

        a. The following is a listing of the exhibits contained in this Form 10-Q filing:

           Exhibit No.              Description

               11                   Earnings per share
               27                   Financial Data Schedule

        b. There were no reports on Form 8-K filed for the quarter ended March 31, 1996.





                                   SIGNATURES


Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         MODERN CONTROLS, INC.
                                              Registrant






DATE: May 7, 1996                       /s/ William N. Mayer
                                        William N. Mayer,
                                        Chairman and CEO






DATE:  May 7, 1996                      /s/ Ronald A. Meyer
                                        Ronald A. Meyer,
                                        Vice President and Treasurer





                              MODERN CONTROLS, INC.


                           EXHIBIT INDEX TO FORM 10-Q
                      For the Quarter Ended March 31, 1996


 Exhibit No.       Description                  Location

     11            Earnings per share           Filed herewith.
     27            Financial Data Schedule      Filed herewith.