Form 10-Q
period 1996-06-30
MODERN CONTROLS INC
filed 1996-08-13
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Quarter Ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _____________ to _____________

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

YES __X__   NO ____



4,273,080 Common Shares were outstanding as of June 30, 1996


                              MODERN CONTROLS, INC.
                          Quarterly Report on Form 10-Q



                                      INDEX



                                                                          Page
                                                                         Number

PART I   Financial Information

       Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets (Unaudited)
               June 30, 1996 and December 31, 1995                          1


          Condensed Consolidated Statements of Income (Unaudited)
               Three months and six months ended June 30, 1996 and 1995     2


          Condensed Consolidated Statements of Cash Flows (Unaudited)
               Six months ended June 30, 1996 and 1995                      3


          Notes to Condensed Consolidated Financial Statements (Unaudited)  4


       Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                          5-6


PART II  Other Information

       Item 4.  Submission of Matters to a Vote of Security Holders         7

       Item 6.  Exhibits and Reports on Form 8-K                            7


EXHIBIT 11  Computation of Net Income Per Common Share                      8



PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                   MODERN CONTROLS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                            June 30,    December 31,
                                              1996          1995
                                          -----------   ------------
ASSETS
  Current Assets
    Cash and Temporary Cash Investments   $   802,188   $ 1,396,718
    Marketable Securities, Current          3,589,601     4,133,397
    Accounts Receivable                     2,242,534     1,777,521
    Other Receivables                          90,239       116,210
    Inventories                             1,762,208     1,560,360
    Prepaid Expenses                          145,626       250,968
    Deferred Income Taxes                     320,000       320,000
                                          -----------   -----------

        Total Current Assets                8,952,396     9,555,174
                                          -----------   -----------

  Marketable Securities, Noncurrent         3,342,174     4,285,868
                                          -----------   -----------

  Property and Equipment                    2,344,055     1,947,060
    Less: Accumulated Depreciation
          and Amortization                  1,561,531     1,492,224
                                          -----------   -----------

      Net Property and Equipment              782,524       454,836
                                          -----------   -----------

  Other Assets                                452,628       474,533
                                          -----------   -----------

          TOTAL ASSETS                    $13,529,722   $14,770,411
                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                      $   416,756   $   591,982
    Accrued Liabilities                     1,294,621     1,513,516
                                          -----------   -----------

        Total Current Liabilities           1,711,377     2,105,498
                                          -----------   -----------


  Deferred Income Taxes                       191,000       168,000
                                          -----------   -----------

  Stockholders' Equity
    Common Stock - $.10 Par Value             427,308       444,108
    Capital in Excess of Par Value                346          --
    Retained Earnings                      10,865,191    11,757,805
    Net Unrealized Gain on Noncurrent
      Marketable Equity Securities            334,500       295,000
                                          -----------   -----------

        Total Stockholders' Equity         11,627,345    12,496,913
                                          -----------   -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY           $13,529,722   $14,770,411
                                          ===========   ===========


Note: The condensed consolidated balance sheet at December 31, 1995 has been summarized from the Company's audited consolidated balance sheet at that date.

                              MODERN CONTROLS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                           Three Months               Six Months
                                              Ended                      Ended
                                     ----------------------    -----------------------
                                     June 30,      June 30,     June 30,      June 30,
                                       1996          1995         1996          1995
                                     --------      --------    ----------    ---------
Sales                                $3,647,332   $3,069,162   $7,211,497   $5,897,683
Cost of Sales                         1,139,449    1,048,681    2,339,105    2,057,070
                                     ----------   ----------   ----------   ----------

Gross Profit                          2,507,883    2,020,481    4,872,392    3,840,613
                                     ----------   ----------   ----------   ----------


Selling, General & Admin. Expenses    1,120,096      918,397    2,272,702    1,826,751
Research & Development Expenses         305,527      243,267      579,349      470,791
                                     ----------   ----------   ----------   ----------

                                      1,425,623    1,161,664    2,852,051    2,297,542
                                     ----------   ----------   ----------   ----------

Operating Income                      1,082,260      858,817    2,020,341    1,543,071


Investment Income                        84,674       94,012      204,368      184,236
                                     ----------   ----------   ----------   ----------

Income Before Income Taxes            1,166,934      952,829    2,224,709    1,727,307


Income Taxes                            398,873      322,057      756,401      583,830
                                     ----------   ----------   ----------   ----------

Net Income                           $  768,061   $  630,772   $1,468,308   $1,143,477
                                     ==========   ==========   ==========   ==========


Net Income Per Common Share          $     0.18   $     0.14   $     0.34   $     0.25
                                     ==========   ==========   ==========   ==========


Weighted Average Shares
      Outstanding                     4,298,968    4,540,298    4,351,902    4,535,292
                                     ==========   ==========   ==========   ==========



                              MODERN CONTROLS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six Months
                                                        Ended June 30,
                                                  --------------------------
                                                      1996           1995
                                                  -----------    -----------

Cash Flows from Operating Activities:
   Net Income                                     $ 1,468,308    $ 1,143,477
   Total Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities                         (798,646)       (47,865)
                                                  -----------    -----------

   Net Cash Provided by Operating Activities          669,662      1,095,612
                                                  -----------    -----------


Cash Flows from Investing Activities:
   Purchases of Marketable Securities              (1,374,875)    (5,204,091)
   Proceeds from Sales of Marketable Securities     2,924,865      4,976,107
   Other                                             (422,644)       (77,143)
                                                  -----------    -----------

   Net Cash  Provided by (Used in)
     Investing Activities                           1,127,346       (305,127)
                                                  -----------    -----------

Cash Flows from Financing Activities:
   Purchase and Retirement of Common Stock         (1,871,591)             0
   Dividends Paid                                    (522,146)      (452,623)
   Other                                                2,199              0
                                                  -----------    -----------

   Net Cash Used in Financing Activities           (2,391,538)      (452,623)
                                                  -----------    -----------

Net Increase (Decrease) in Cash and
  Temporary Cash Investments                      ($  594,530)   $   337,862
                                                  ===========    ===========




                              MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and for all periods presented, have been made. The results of operations for the period ended June 30, 1996 are not necessarily indicative of operating results for the full year.

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


Note 2 - Inventories

Inventories consist of the following:

                                       June 30,           December 31,
                                         1996                 1995
                                     -----------          -----------
           Finished Products         $   259,354          $   176,910
           Work in Process               778,602              699,070
           Raw Materials                 724,252              684,380
                                     -----------          -----------
                                     $ 1,762,208          $ 1,560,360
                                     -----------          -----------


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


                             MODERN CONTROLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION

Results of Operations

Sales for the quarter ended June 30, 1996 were $3,647,332, up 19 percent from second quarter 1995 sales of $3,069,162. The increase in second quarter sales is primarily attributable to an increase in the total foreign sales volume of the Company's permeation products and to a lesser extent general price increases.

Sales for the six month period ended June 30, 1996 increased 22 percent to $7,211,497, compared with $5,897,683 for the first six months of 1995. The 22 percent increase is primarily due to an increase in the sales volume of the Company's permeation and weighing products, and to general price increases.

The Company's permeation product group sales totaled $2,669,881 in the second quarter of 1996, compared with $2,235,404 in the second quarter of 1995. The group accounted for 73 percent of the Company's total second quarter 1996 sales, compared with 73 percent in the second quarter of 1995. Permeation product group sales for the six month period ended June 30, 1996 were $4,903,589, or 68 percent of total sales, versus $4,197,855 or 71 percent of sales for the same period in 1995.

Gross profit for the quarter and the six month period ended June 30, 1996 was 69 and 68 percent of sales, respectively. This compares with 66 and 65 percent for the quarter and the six month periods ended June 30, 1995. Factors affecting the increase in gross profit margin include the increased sales volume, product mix and price increases.

Research and development expenses as a percent of sales were 8 percent for the quarter and for the six month period ended June 30, 1996 as compared to 8 percent for the same periods in 1995. Continued research and development expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to allocate on an annual basis approximately 7 to 9 percent of sales to research and development.

Selling, general and administrative expenses were 31 percent of sales in the second quarter of 1996. This percentage is comparable with the 30 percent for the second quarter of 1995. Selling, general and administrative expenses were 32 percent and 31 percent for the six month periods ending June 30, 1996 and 1995 respectively. The overall dollar increase in selling, general and administrative expenses for the quarter and the six month period ending June 30, 1996 is primarily due to an increase in selling expenses.

Investment income decreased approximately $9,000 in the second quarter of 1996 as compared to the second quarter of 1995. For the six months ended June 30, 1996, investment income increased approximately $20,000. The decrease for the second quarter is the result of lower average investment balances offset by higher average investment yields in 1996. The increase in investment income for the six month period ended June 30, 1996 is primarily the result of a gain realized on the sale of land and an increase the average yield earned on investments in 1996, offset somewhat by lower average investment balances in 1996.

The Company's provision for income taxes was 34 percent of income before income taxes for the six month period ending June 30, 1996. The Company reviews the tax rate quarterly and could make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws the Company expects the effective tax rate for all of 1996 to be in a range of 33 to 35 percent.

Net income increased 22 percent to $768,061 or $.18 per share for the second quarter, compared with $630,772 or $.14 per share in the second quarter of 1995. For the six month period ended June 30, 1996 net income increased 28 percent to $1,468,308 or $.34 per share, compared to $1,143,477 or $.25 per share in the same period of 1995.

Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities decreased approximately $2,082,000 during the six months ended June 30, 1996. This decrease is primarily due to repurchases of the Company's common stock during the period totaling approximately $1,872,000.

The Company has no long-term debt and has no material commitments for capital expenditures as of June 30, 1996. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.



                              MODERN CONTROLS, INC.


Part II. Other Information


Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Shareholders of Modern Controls, Inc. on May 21, 1996, the nominees for election as Directors of the Company were elected without opposition as follows:

         Director-Nominee           Votes For          Votes Withheld/Against
         ----------------           ---------          ----------------------
         William N. Mayer           4,175,690                 27,946
         Dean B. Chenoweth          4,166,650                 36,986
         Howard L. Demorest         4,166,978                 36,658
         Robert L. Demorest         4,182,440                 21,196
         J. Leonard Frame           4,165,113                 38,523
         Wallace W. Lindemann       4,166,888                 36,748
         Richard A. Proulx          4,179,328                 24,308
         Paul L. Sjoquist           4,178,903                 24,733



Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits

      The following is a listing of the exhibits contained in this Form 10-Q filing:

         Exhibit No.                   Description
         -----------                   -----------

             11                  Earnings per share
             27                  Financial Data Schedule


   b. There were no reports on Form 8-K filed for the quarter ended
      June 30, 1996.




                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MODERN CONTROLS, INC.
                                        Registrant






DATE:  August 9, 1996               /s/ William N. Mayer
                                        William N. Mayer,
                                        Chairman, CEO and President





DATE: August 9, 1996                /s/ Ronald A. Meyer
                                        Ronald A. Meyer,
                                        Vice President and Treasurer