Form 10-Q
period 1996-09-30
MODERN CONTROLS INC
filed 1996-11-06
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____________to_____________

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

YES_X_ NO___




4,273,946 Common Shares were outstanding as of September 30, 1996


                              MODERN CONTROLS, INC.
                          Quarterly Report on Form 10-Q





                                      INDEX

                                                                        Page
                                                                       Number


PART I   Financial Information

  Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      September 30, 1996 and December 31, 1995                           1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months and nine months ended September 30, 1996 and 1995     2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Nine months ended September 30, 1996 and 1995                      3


    Notes to Condensed Consolidated Financial Statements (Unaudited)     4


  Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                         5-6


PART II  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                              7


EXHIBIT 11  Computation of Net Income Per Common Share                   8


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              MODERN CONTROLS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                          September 30, December 31,
                                              1996          1995
                                          -----------   -----------
  Current Assets
    Cash and Temporary Cash Investments   $   687,623   $ 1,396,718
    Marketable Securities, Current          3,000,045     4,133,397
    Accounts Receivable                     1,851,061     1,777,521
    Other Receivables                         124,739       116,210
    Inventories                             1,595,962     1,560,360
    Prepaid Expenses                          207,201       250,968
    Deferred Income Taxes                     320,000       320,000
                                          -----------   -----------
        Total Current Assets                7,786,631     9,555,174
                                          -----------   -----------

  Marketable Securities, Noncurrent         4,950,994     4,285,868
                                          -----------   -----------

  Property and Equipment                    2,562,933     1,947,060
    Less: Accumulated Depreciation
          and Amortization                  1,580,800     1,492,224
                                          -----------   -----------
      Net Property and Equipment              982,133       454,836
                                          -----------   -----------

  Other Assets                                431,109       474,533
                                          -----------   -----------

          TOTAL ASSETS                    $14,150,867   $14,770,411
                                          ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                      $   434,038   $   591,982
    Accrued Liabilities                     1,487,662     1,513,516
                                          -----------   -----------
        Total Current Liabilities           1,921,700     2,105,498
                                          -----------   -----------

  Deferred Income Taxes                       140,000       168,000
                                          -----------   -----------

  Stockholders' Equity
    Common Stock - $.10 Par Value             427,395       444,108
    Capital in Excess of Par Value              5,393          --
    Retained Earnings                      11,413,379    11,757,805
    Net Unrealized Gain on Noncurrent
      Marketable Equity Securities            243,000       295,000
                                          -----------   -----------
        Total Stockholders' Equity         12,089,167    12,496,913
                                          -----------   -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY           $14,150,867   $14,770,411
                                          ===========   ===========


Note: The condensed consolidated balance sheet at December 31, 1995 has been summarized from the Company's audited consolidated balance sheet at that date.


                              MODERN CONTROLS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                     -----------------------------------------------------
                                         1996          1995          1996          1995
                                     -----------   -----------   -----------   -----------
Sales                                $ 3,751,347   $ 3,465,229   $10,962,844   $ 9,362,912
Cost of Sales                          1,209,778     1,165,180     3,548,883     3,222,250
                                     -----------   -----------   -----------   -----------

Gross Profit                           2,541,569     2,300,049     7,413,961     6,140,662
                                     -----------   -----------   -----------   -----------


Selling, General & Admin. Expenses     1,104,999     1,008,832     3,377,701     2,835,583
Research & Development Expenses          303,719       303,902       883,068       774,693
                                     -----------   -----------   -----------   -----------

                                       1,408,718     1,312,734     4,260,769     3,610,276
                                     -----------   -----------   -----------   -----------

Operating Income                       1,132,851       987,315     3,153,192     2,530,386


Investment Income                         86,352       100,289       290,720       284,525
                                     -----------   -----------   -----------   -----------

Income Before Income Taxes             1,219,203     1,087,604     3,443,912     2,814,911


Income Taxes                             414,529       367,610     1,170,930       951,440
                                     -----------   -----------   -----------   -----------

Net Income                           $   804,674   $   719,994   $ 2,272,982   $ 1,863,471
                                     ===========   ===========   ===========   ===========



Net Income Per Common Share          $      0.19   $      0.16   $      0.52   $      0.41
                                     ===========   ===========   ===========   ===========



Weighted Average Shares
      Outstanding                      4,304,812     4,568,601     4,336,205     4,546,395
                                     ===========   ===========   ===========   ===========



                              MODERN CONTROLS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Nine Months
                                                             Ended September 30,
                                                         -----------    -----------
                                                             1996           1995
                                                         -----------    -----------
Cash Flows from Operating Activities:

   Net Income                                            $ 2,272,982    $ 1,863,471
   Total Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities                                 (57,895)       577,937
                                                         -----------    -----------

   Net Cash Provided by Operating Activities               2,215,087      2,441,408
                                                         -----------    -----------


Cash Flows from Investing Activities:
   Purchases of Marketable Securities                     (4,573,962)    (9,151,403)
   Proceeds from Sales of Marketable Securities            4,962,188      7,791,685
   Other                                                    (669,567)      (145,429)
                                                         -----------    -----------

   Net Cash Used in Investing Activities                    (281,341)    (1,505,147)
                                                         -----------    -----------

Cash Flows from Financing Activities:
   Purchase and Retirement of Common Stock                (1,871,591)            --
   Dividends Paid                                           (778,583)      (679,456)
   Other                                                       7,333         48,022
                                                         -----------    -----------

   Net Cash Used in Financing Activities                  (2,642,841)      (631,434)
                                                         -----------    -----------

Net Increase (Decrease) in Cash and
  Temporary Cash Investments                             ($  709,095)   $   304,827
                                                         ===========    ===========


                              MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented, have been made. The results of operations for the period ended September 30, 1996 are not necessarily indicative of operating results for the full year.

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

Note 2 - Inventories

Inventories consist of the following:

                                    September 30,         December 31,
                                        1996                  1995
                                     ----------            ----------
      Finished Products              $  182,678            $  176,910
      Work in Process                   637,913               699,070
      Raw Materials                     775,371               684,380
                                     ----------            ----------
                                     $1,595,962            $1,560,360
                                     ==========            ==========

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

                              MODERN CONTROLS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Sales for the quarter ended September 30, 1996 were $3,751,347, up 8 percent from third quarter 1995 sales of $3,465,229. The increase in third quarter sales is primarily attributable to an increase in the total domestic and foreign sales volume of the Company's permeation products and to a lesser extent general price increases, offset somewhat by a decrease in sales of the Company's weighing products.

Sales for the nine-month period ended September 30, 1996 increased 17 percent to $10,962,844, compared with $9,362,912 for the first nine months of 1995. The 17 percent increase is primarily due to an increase in the sales volume of the Company's permeation and weighing products, and to general price increases.

The Company's permeation product group sales totaled $2,933,240 in the third quarter of 1996, compared with $2,364,185 in the third quarter of 1995. The group accounted for 78 percent of the Company's total third quarter 1996 sales, compared with 68 percent in the third quarter of 1995. Permeation product group sales for the nine-month period ended September 30, 1996 were $7,836,829, or 72 percent of total sales, versus $6,562,040 or 70 percent of sales for the same period in 1995.

Gross profit for both the quarter and the nine-month period ended September 30, 1996 was 68 percent of sales. This compares with 66 percent for both the quarter and the nine-month period ended September 30, 1995. Factors affecting the increase in gross profit margin include the increased sales volume, product mix and price increases.

Selling, general and administrative expenses were 29 percent of sales for both the third quarter of 1996 and 1995. Selling, general and administrative expenses were 31 percent and 30 percent for the nine-month periods ending September 30, 1996 and 1995, respectively. The overall dollar increase in selling, general and administrative expenses for the quarter and the nine-month period ending September 30, 1996 is primarily due to an increase in selling expenses.

Research and development expenses as a percent of sales were 8 percent for the quarter and for the nine-month period ended September 30, 1996, as compared to 9 percent and 8 percent for the same periods in 1995. Continued research and development expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to allocate on an annual basis approximately 7 to 9 percent of sales to research and development.

Investment income decreased approximately $14,000 in the third quarter of 1996 as compared to the third quarter of 1995. For the nine months ended September 30, 1996, investment income increased approximately $6,000. The decrease for the third quarter is the result of lower average investment balances offset by higher average investment yields in 1996. The increase in investment income for the nine-month period ended September 30, 1996 is primarily the result of a gain realized on the sale of land and an increase in the average yield earned on investments in 1996, offset somewhat by lower average investment balances in 1996.

The Company's provision for income taxes was 34 percent of income before income taxes for the nine-month period ending September 30, 1996. The Company reviews the tax rate quarterly and could make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 1996 to be in a range of 33 to 35 percent.

Net income increased 12 percent to $804,674 or $.19 per share for the third quarter of 1996, compared with $719,994 or $.16 per share in the third quarter of 1995. For the nine-month period ended September 30, 1996, net income increased 22 percent to $2,272,982 or $.52 per share, compared to $1,863,471 or $.41 per share in the same period of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities decreased approximately $1,177,000 during the nine months ended September 30, 1996. This decrease is primarily due to repurchases of the Company's common stock during the period totaling approximately $1,872,000.

The Company has no long-term debt and has no material commitments for capital expenditures as of September 30, 1996. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.


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


     b. There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    MODERN CONTROLS, INC.
                                                         Registrant






DATE: Nov.4, 1996                                   /s/ William N. Mayer
     -------------                                  ----------------------------
                                                    William N. Mayer,
                                                    Chairman and CEO






DATE: Nov.4, 1996                                   /s/ Ronald A. Meyer
    --------------                                  ----------------------------
                                                    Ronald A. Meyer,
                                                    Vice President and Treasurer