Form 10-K405
period 1996-12-31
MODERN CONTROLS INC
filed 1997-03-24
CIK 67279

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________.

                           COMMISSION FILE NO.: 0-9273
                              --------------------

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

                          COMMON STOCK, $0.10 PAR VALUE
                              --------------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]     NO [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           As of March 14, 1997, 4,275,469 shares of Common Stock of the registrant were deemed outstanding, and the aggregate market value of the Common Stock of the registrant (based upon the average of the high and low sales prices of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $40,225,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Parts I, II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Company's 1996 Annual Report to Shareholders (the "1996 Annual Report").
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 20, 1997 (the "1997 Proxy Statement").


================================================================================


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

           The Permeation Products line consists of the following products: (i) oxygen permeability test systems (seven models); (ii) water vapor permeability test systems (four models); (iii) carbon dioxide permeability test systems (two models); (iv) flavor, aroma and odor permeability test systems (two models); (v) gauges designed for laboratory use (one model); (vi) on-line gauges used for measuring cast film thicknesses (one model); and (vii) on-line gauging instruments used to measure blown film thicknesses and control related blown film production processes (two models).

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

           Permeation Products accounted for approximately 73%, 71% and 71% and of the Company's total sales during the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

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

           The VERITAB(R)is designed to detect deviations in the weight of tablets and to reject tablets outside an acceptable range at rates of up to 800 tablets per minute. Data related to accepted tablets is recorded and analyzed.

           The Company also manufactures and markets a small, highly accurate automatic balance for weighing capsules and tablets.

           Weighing products accounted for approximately 15%, 17% and 14% of the Company's total sales during the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

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

           The headspace analyzers sold by the Company analyze the amount of oxygen or carbon dioxide present in the headspace of flexible and rigid food packages. Some models also measure the oxygen content in flushing gases used in modified or controlled atmosphere packaging. The Company sells and manufactures six different headspace analyzer models, two that measure oxygen, two that measure carbon dioxide and two that measure both oxygen and carbon dioxide.

           Packaging products accounted for less than 15% of the Company's total sales during the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

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

BACKLOG

           The Company had a total backlog of approximately $3,148,000 as of December 31, 1996 for all of its products as compared to approximately $3,461,000 and $2,029,000 as of December 31, 1995 and 1994, respectively. The Company anticipates filling all of the current backlog in 1997.

PATENTS AND LICENSES

           Generally, the Company believes that the protection afforded by patent rights is important to its business and it will continue to seek patent protection for its technology and products. The Company has required certain employees and consultants to assign to the Company all inventions which are conceived and developed during their employment, except to the extent prohibited by applicable law. The Company owns two U.S. patents and one foreign patent relating to its VERICAP product, three U.S. patents and three foreign patents relating to the VERITAB product, one U.S. patent and two foreign patents relating to headspace analyzers and nine U.S. patents and five foreign patents relating to its film thickness test systems. In addition, the Company owns twelve U.S. patents and eight foreign patents relating to its permeability test systems. These patents will expire during the period from 1999 through 2015.

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

           The Company also owns or has applied for certain trademarks which protect and identify its products, including the trademark MOCON(R), which the Company has designated as a house trademark under which all its products are sold, and the trademarks and servicemarks VERICAP(R), OX-TRAN(R), PERMATRAN-W(R), PROFILER(R), COULOX(R), HERSCH(R), VERITAB(R), AROMATRAN(R), SKYE(R), PAC CHECK 200(R) and TRANSORPTION(SM). The Company's trademarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended.

RESEARCH AND DEVELOPMENT

           The Company incurred expenses of approximately $1,216,000, $1,060,000 and $898,000 during the fiscal years ended December 31, 1996, 1995 and 1994, respectively, for research and development of its products. Research and development costs were 8.2% of sales for the fiscal year ended December 31, 1996 and were 8.3% and 8.5%, respectively, for the preceding two fiscal years. For the foreseeable future, the Company expects to allocate, on an annual basis, approximately 8% of sales to research and development.

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

FOREIGN AND DOMESTIC MARKETING

           The Company markets its products in the United States and Canada through a direct sales force of 15 persons. The Company's foreign markets are served by a network of 32 independent representatives in Africa, Asia, Australia, Europe, Mexico, South America and certain Pacific Rim countries. To the Company's knowledge, no independent sales representative of the Company sells a material amount of products manufactured by the Company's competitors. The sales representative for the Company in Europe is licensed to sell headspace analyzers and leak detectors similar to those sold by the Company. The Company, however, is not licensed to sell these products in Europe.

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

           For information concerning the Company's export sales by geographic area, see Note 9 of the Notes to Consolidated Financial Statements contained on page 20 of the Company's 1996 Annual Report. Although no single customer accounts for 10% or more of the Company's consolidated revenues and the Company does not believe that the loss of any single customer would have a material adverse effect on the Company, two of the Company's independent representatives accounted for approximately 16% and 12%, respectively, of the Company's sales in fiscal 1996. For additional information concerning sales by such independent representatives, see Note 9 of the Notes to Consolidated Financial Statements contained on page 20 of the Company's 1996 Annual Report. The Company's business is not seasonal in nature.

EMPLOYEES

           The Company currently has 80 full-time employees, including 33 in manufacturing, 12 in research and development and 35 in general administration and marketing. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The information under the caption "Market for Company's Common Stock and Related Stockholder Matters" on page 20 of the Company's 1996 Annual Report is incorporated herein by reference. The Company has not sold any securities during the fiscal year ending December 31, 1996 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

           The financial information under the caption "Selected Financial Data" on page 1 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 to 11 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Company's Financial Statements and Independent Auditors' Report thereon on pages 12 to 20 of the Company's 1996 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Selected Quarterly Financial Data" on page 1 of the Company's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           (a)   DIRECTORS OF THE COMPANY

           The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference.

           (b)   EXECUTIVE OFFICERS OF THE COMPANY

           The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held, as of February 20, 1997, are as follows:

                                                                                  Executive
         Name              Age                    Title (1)                     Officer Since
         ----              ---                    ---------                     -------------
William N. Mayer (2)       66     Chairman of the Board and Chief Executive          1976
                                   Officer (3)

Robert L. Demorest (4)     51     President (5)                                      1985

Ronald A. Meyer            46     Vice President -- Finance & Administration,        1985
                                   Treasurer and Secretary (6)

Daniel W. Mayer (2)        46     Executive Vice President (7)                       1988

--------------------------

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


ITEM 11.   EXECUTIVE COMPENSATION

           The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information under the caption "Election of Directors -- Other Information About Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)    (1)  Financial Statements:

           The following Consolidated Financial Statements of the Company are incorporated herein by reference from the pages indicated in the Company's 1996 Annual Report:

           Independent Auditors' Report -- page 20.

           Consolidated Balance Sheets -- December 31, 1996 and 1995 -- page
           13.

           Consolidated Statements of Income -- Years Ended December 31, 1996, 1995 and 1994 -- page 12.

           Consolidated Statements of Cash Flows -- Years Ended December 31, 1996, 1995 and 1994 -- page 14.

           Notes to Consolidated Financial Statements -- pages 15 to 20.

                  (2)  Financial Statement Schedules:

           The following financial statement schedule is included herein and should be read in conjunction with the financial statements referred to above:

           Independent Auditors' Report on Financial Statement Schedule

           Financial Statement Schedule:

                  II - Valuation and Qualifying Accounts

           All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE




The Board of Directors and Stockholders
Modern Controls, Inc.:

Under date of February 14, 1997, we reported on the consolidated balance sheets of Modern Controls, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


                           /s/ KPMG PEAT MARWICK LLP


Minneapolis, Minnesota
February 14, 1997


                                                                     SCHEDULE II


                      MODERN CONTROLS, INC. AND SUBSIDIARY

                        Valuation and Qualifying Accounts


                                              Balance at     Charged to                       Balance
                                               beginning      costs and      Deductions       at end
                Description                     of year       expenses           (1)          of year
-------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
     allowance for doubtful accounts       $    132,000         25,312           2,312          155,000
--------------------------------------------------------------------------------------------------------

Year ended December 31, 1995
     allowance for doubtful accounts       $    147,000         15,323          30,323          132,000
--------------------------------------------------------------------------------------------------------

Year ended December 31, 1994
     allowance for doubtful accounts       $    150,000              0           3,000          147,000
--------------------------------------------------------------------------------------------------------


(1) Bad debts written off.


                  (3)  Exhibits

           The exhibits to this Report are listed in the Exhibit Index.

           A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 21, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Modern Controls, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn.: Shareholder Information.

           The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

           A.         Employee Stock Option Plan, as amended (filed herewith).

           B. 1982 Restated Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-27730)).

           C. 1990 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-42255)).

           D. 1992 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-49752)).

           E. Compensation Committee resolutions setting forth the Incentive Compensation Plan for fiscal 1994, 1995 and 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-9273)).

           F. Compensation Committee resolutions setting forth the Incentive Compensation Plan for fiscal 1997, 1998 and 1999 (filed herewith).

           G. Paired Profit Sharing Plan effective July 1, 1996 (filed herewith).

           H. Confidentiality Agreement, dated June 3, 1983, between the Company and William N. Mayer (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-9273)).

           (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.




                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 21, 1997          MODERN CONTROLS, INC.

                                By: /s/ William N. Mayer
                                    -------------------------------------------
                                    William N. Mayer, Chief Executive Officer
                                    (principal executive officer)

                                By: /s/ Ronald A. Meyer
                                    -------------------------------------------
                                    Ronald A. Meyer, Vice President --
                                    Finance & Administration,
                                    Treasurer and Secretary
                                    (principal financial and accounting officer)


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 21, 1997.

                                     Signature and Title
                                     -------------------

                                     /s/ William N. Mayer
                                     -------------------------------------------
                                     William N. Mayer, Chairman of the Board

                                     /s/ Robert L. Demorest
                                     -------------------------------------------
                                     Robert L. Demorest, President and Director


                                     -------------------------------------------
                                     Howard L. Demorest, Director

                                     /s/ Paul L. Sjoquist
                                     -------------------------------------------
                                     Paul L. Sjoquist, Director

                                     /s/ Dean B. Chenoweth
                                     -------------------------------------------
                                     Dean B. Chenoweth, Director

                                     /s/ J. Leonard Frame
                                     -------------------------------------------
                                     J. Leonard Frame, Director


                                     -------------------------------------------
                                     Wallace W. Lindemann, Director

                                     /s/ Richard A. Proulx
                                     -------------------------------------------
                                     Richard A. Proulx, Director




                              MODERN CONTROLS, INC.

                        Exhibit Index to Annual Report On
                                    Form 10-K
                     For Fiscal Year Ended December 31, 1996

  Item                                                                               Method of
   No.                                             Item                                Filing
----------       ---------------------------------------------------------------     ---------
   3.1           Restated Articles of Incorporation of the Company                      (1)

   3.2           Amendment to Restated Articles of Incorporation of the Company,
                 effective May 27, 1987                                                 (2)

   3.3           Amendment to Restated Articles of Incorporation of the Company,
                 effective June 28, 1991                                                (3)

   3.4           Third Restated Bylaws of the Company                                   (4)

  10.1           Office/Warehouse Lease, dated July 29, 1994                            (5)

  10.2           Employee Stock Option Plan, as amended                                 (9)

  10.3           1982 Restated Incentive Stock Option Plan                              (6)

  10.4           1990 Non-Employee Director Stock Option Plan                           (6)

  10.5           1992 Stock Option Plan                                                 (7)

  10.6           Compensation Committee resolutions setting forth the Incentive
                 Compensation Plan for fiscal 1994, 1995 and 1996                       (8)

  10.7           Compensation Committee resolutions setting forth the Incentive
                 Compensation Plan for fiscal 1997, 1998 and 1999                       (9)

  10.8           Paired Profit Sharing Plan effective July 1, 1996                      (9)

  10.9           Confidentiality Agreement, dated June 3, 1983, between the
                 Company and William N. Mayer                                           (4)

  10.10          Agency and Service Agreement, dated January 1, 1987, between
                 the Company and MoCon FSC, Inc.                                        (4)

  10.11          Foreign Sales Corporation Suppliers Agreement, dated March 28,
                 1985, between the Company and MoCon FSC, Inc.                          (4)

  11.1           Computation of per share earnings                                      (9)

  13.1           Selected pages from the 1996 Annual Report to Shareholders             (9)

  21.1           Subsidiaries of the Company                                            (4)

  23.1           Independent Auditors' Consent                                          (9)

  27.1           Financial Data Schedule                                                (9)


------------------------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1984 (File No. 0-9273).

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-9273).

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-42255).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-9273).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-9273).

(6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-42255).

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-49752).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-9273).

(9)        Filed herewith.