Form 10-Q
period 1997-03-31
MODERN CONTROLS INC
filed 1997-05-07
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1997

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________to_________________

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

YES _X_  NO ___


4,275,469 Common Shares were outstanding as of March 31, 1997




                              MODERN CONTROLS, INC.
                          Quarterly Report on Form 10-Q


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I   Financial Information

  Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      March 31, 1997 and December 31, 1996                                  1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months ended March 31, 1997 and 1996                            2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months ended March 31, 1997 and 1996                            3


    Notes to Condensed Consolidated Financial Statements (Unaudited)        4


  Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                             5-6


PART II  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                 7


EXHIBIT 11  Computation of Net Income Per Common Share                      8




PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MODERN CONTROLS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                            March 31,     December 31,
                                               1997           1996
                                           -----------    ------------
ASSETS
  Current Assets
    Cash and Temporary Cash Investments    $   621,702    $ 1,352,991
    Marketable Securities, Current           4,630,849      4,186,066
    Accounts Receivable                      1,781,858      1,632,960
    Other Receivables                          170,614        118,469
    Inventories                              1,680,794      1,572,329
    Prepaid Expenses                           159,934        190,198
    Deferred Income Taxes                      310,000        310,000
                                           -----------    -----------
        Total Current Assets                 9,355,751      9,363,013
                                           -----------    -----------

  Marketable Securities, Noncurrent          4,506,877      4,077,957
                                           -----------    -----------

  Property and Equipment                     2,530,330      2,635,521
    Less: Accumulated Depreciation
          and Amortization                   1,561,606      1,645,365
                                           -----------    -----------
      Net Property and Equipment               968,724        990,156
                                           -----------    -----------

  Other Assets                                 452,287        450,118
                                           -----------    -----------

          TOTAL ASSETS                     $15,283,639    $14,881,244
                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                       $   451,107    $   563,953
    Accrued Liabilities                      1,723,311      1,631,625
                                           -----------    -----------
        Total Current Liabilities            2,174,418      2,195,578
                                           -----------    -----------

  Deferred Income Taxes                              0         92,000
                                           -----------    -----------

  Stockholders' Equity
    Common Stock - $.10 Par Value              427,547        427,398
    Capital in Excess of Par Value              12,224          5,457
    Retained Earnings                       12,669,450     11,965,811
    Net Unrealized Gain on Noncurrent
      Marketable Equity Securities                   0        195,000
                                           -----------    -----------
        Total Stockholders' Equity          13,109,221     12,593,666
                                           -----------    -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY            $15,283,639    $14,881,244
                                           ===========    ===========


Note: The condensed consolidated balance sheet at December 31, 1996 has been summarized from the Company's audited consolidated balance sheet at that date.



                              MODERN CONTROLS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                ------------------------
                                                   1997          1996
                                                ----------    ----------

Sales                                           $4,064,002    $3,564,165
Cost of Sales                                    1,323,701     1,199,656
                                                ----------    ----------

Gross Profit                                     2,740,301     2,364,509
                                                ----------    ----------


Selling, General and Administrative Expenses     1,274,358     1,152,606
Research and Development Expenses                  354,511       273,822
                                                ----------    ----------

                                                 1,628,869     1,426,428
                                                ----------    ----------

Operating Income                                 1,111,432       938,081


Investment Income                                  347,925       119,694
                                                ----------    ----------

Income Before Income Taxes                       1,459,357     1,057,775


Income Taxes                                       499,100       357,528
                                                ----------    ----------

Net Income                                      $  960,257    $  700,247
                                                ==========    ==========




Net Income Per Common Share                     $     0.22    $     0.16
                                                ==========    ==========




Weighted Average Shares Outstanding              4,301,499     4,404,836
                                                ==========    ==========


                              MODERN CONTROLS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                          ---------------------------
                                                              1997           1996
                                                          -----------     -----------
Cash Flows from Operating Activities:
   Net Income                                             $   960,257     $   700,247
   Total Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities                                 (444,864)       (374,609)
                                                          -----------     -----------

   Net Cash Provided by Operating Activities                  515,393         325,638
                                                          -----------     -----------


Cash Flows from Investing Activities:
   Purchases of Marketable Securities                      (2,457,655)       (665,320)
   Proceeds from Sales of Marketable Securities             1,513,937       1,812,982
   Other                                                      (53,353)       (297,659)
                                                          -----------     -----------

   Net Cash Provided by (Used in) Investing Activities       (997,071)        850,003
                                                          -----------     -----------


Cash Flows from Financing Activities:
   Purchase and Retirement of Common Stock                          0      (1,871,591)
   Dividends Paid                                            (256,528)       (265,764)
   Other                                                        6,917           1,848
                                                          -----------     -----------

   Net Cash Used in Financing Activities                     (249,611)     (2,135,507)
                                                          -----------     -----------


Net Decrease in Cash and Temporary Cash Investments          (731,289)       (959,866)
                                                          -----------     -----------


Cash and Temporary Cash Investments:
   Beginning of Year                                        1,352,991       1,396,718
                                                          -----------     -----------

   End of Three Month Period                              $   621,702     $   436,852
                                                          ===========     ===========




                              MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1997, the condensed consolidated statements of income for the three-month periods ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for all periods presented, have been made. The results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report to shareholders.


Note 2 - Inventories

Inventories consist of the following:

                                        March 31,            December 31,
                                          1997                   1996
                                      ----------             ----------
         Finished Products            $  148,189             $  169,921
         Work in Process                 743,057                653,300
         Raw Materials                   789,548                749,108
                                      ----------             ----------
                                      $1,680,794             $1,572,329
                                      ===========            ==========


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



                              MODERN CONTROLS, INC.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Results of Operations

Sales for the quarter ended March 31, 1997 were $4,064,002, up 14 percent from first quarter 1996 sales of $3,564,165. The increase in first quarter sales is primarily attributable to an increase in the sales volume of the Company's permeation products and to a lesser extent general price increases, offset somewhat by a decrease in sales of the Company's weighing products.

The Company's permeation product group sales totaled $3,151,248 in the first quarter of 1997, compared to $2,233,708 in the first quarter of 1996. The group accounted for 78 percent of the Company's total first quarter 1997 sales, compared with 63 percent in the first quarter of 1996.

Gross profit was 67 percent of sales for the first quarter of 1997 and 66 percent for the first quarter of 1996. Factors affecting the increase in gross profit margin include the increased sales volume, product mix and price increases.

Selling, general and administrative expenses increased approximately $122,000 or 11 percent in the first quarter of 1997 compared to the first quarter of 1996. As a percentage of sales, selling, general and administrative expenses were 31 percent of sales for the first quarter of 1997, compared to 32 percent in the first quarter of 1996. The increase in the dollar amount of selling, general and administrative expenses is due primarily to an increase in commission expense as a result of increased sales; the decrease in selling, general and administrative expenses as a percentage of sales is primarily the result of the increased sales volume in 1997 being accommodated without an increase in general and administrative staffing levels.

Research and development expenses increased approximately $81,000 in the first quarter of 1997 compared to the first quarter of 1996, reflecting the Company's continued commitment to growth through new products. Research and development expenses were 9 percent of sales in the first quarter of 1997, compared to 8 percent for the same period in 1996. Continued research and development expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to allocate on an annual basis approximately 7 to 9 percent of sales to research and development.

Investment income increased approximately $228,000 in the first quarter of 1997 as compared to the first quarter of 1996. The increase is primarily the result of a one-time gain realized on the sale of equity securities.

The Company's provision for income taxes was 34.2 percent of income before income taxes for the first quarter of 1997. The Company reviews the tax rate quarterly and could make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 1997 to be in a range of 33 to 35 percent.

Net income increased 37 percent to $960,257 or $.22 per share for the first quarter of 1997, compared to $700,247 or $.16 per share in the first quarter of 1996.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased approximately $142,000 during the three months ended March 31, 1997. The Company used cash resources to pay dividends of approximately $257,000 in the first quarter of 1997.

The Company has no long-term debt or material commitments for capital expenditures as of March 31, 1997. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.


Effect of Changes in Accounting Principles

The Company will adopt Statement of Financial Accounting Standards 128 (SFAS
128), EARNINGS PER SHARE, and SFAS 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, for financial statements issued after December 15, 1997. The adoption of the standards is not expected to materially impact the Company's reporting of earnings per share.



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


     b. There were no reports on Form 8-K filed for the quarter ended March 31, 1997.



                                   SIGNATURES


Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MODERN CONTROLS, INC.
                                                Registrant



DATE: May 5, 1997                          /s/ William N. Mayer
                                           William N. Mayer,
                                           Chairman and CEO



DATE: May 5, 1997                          /s/ Ronald A. Meyer
                                           Ronald A. Meyer,
                                           Vice President and Treasurer