Form 10-Q
period 1997-06-30
MODERN CONTROLS INC
filed 1997-08-04
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________

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

YES __X__  NO ____


4,276,085 Common Shares were outstanding as of June 30, 1997




                              MODERN CONTROLS, INC.

                               INDEX TO FORM 10-Q
                       For the Quarter Ended June 30, 1997

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION


  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      June 30, 1997 and December 31, 1996                                    1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months and six months ended June 30, 1997 and 1996               2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six months ended June 30, 1997 and 1996                                3


    Notes to Condensed Consolidated Financial Statements (Unaudited)         4


  Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                5-6


PART II.  OTHER INFORMATION


  Item 4. Submission of Matters to a Vote of Security Holders                7


  Item 6. Exhibits and Reports on Form 8-K                                   7


EXHIBIT 11  Computation of Net Income Per Common Share                       9





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                             MODERN CONTROLS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                              June 30,      December 31,
ASSETS                                          1997            1996
                                            -----------     -----------
  Current Assets
    Cash and Temporary Cash Investments     $   459,510     $ 1,352,991
    Marketable Securities, Current            5,200,184       4,186,066
    Accounts Receivable                       2,189,052       1,632,960
    Other Receivables                           153,988         118,469
    Inventories                               1,699,202       1,572,329
    Prepaid Expenses                            103,198         190,198
    Deferred Income Taxes                       310,000         310,000
                                            -----------     -----------
        Total Current Assets                 10,115,134       9,363,013
                                            -----------     -----------

  Marketable Securities, Noncurrent           4,228,962       4,077,957
                                            -----------     -----------

  Property and Equipment                      2,579,307       2,635,521
    Less: Accumulated Depreciation
          and Amortization                    1,605,448       1,645,365
                                            -----------     -----------
      Net Property and Equipment                973,859         990,156
                                            -----------     -----------

  Other Assets                                  387,886         450,118
                                            -----------     -----------

          TOTAL ASSETS                      $15,705,841     $14,881,244
                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                        $   542,984     $   563,953
    Accrued Liabilities                       1,425,333       1,631,625
                                            -----------     -----------
        Total Current Liabilities             1,968,317       2,195,578
                                            -----------     -----------

  Deferred Income Taxes                               0          92,000
                                            -----------     -----------

  Stockholders' Equity
    Common Stock - $.10 Par Value               427,609         427,398
    Capital in Excess of Par Value               12,593           5,457
    Retained Earnings                        13,297,322      11,965,811
    Net Unrealized Gain on Noncurrent
      Marketable Equity Securities                    0         195,000
                                            -----------     -----------
        Total Stockholders' Equity           13,737,524      12,593,666
                                            -----------     -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY             $15,705,841     $14,881,244
                                            ===========     ===========

Note: The condensed consolidated balance sheet at December 31, 1996 has been summarized from the Company's audited consolidated balance sheet at that date.



                              MODERN CONTROLS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Three Months Ended            Six Months Ended
                                        -------------------------     -------------------------
                                         June 30,       June 30,       June 30,       June 30,
                                           1997           1996           1997           1996
                                        ----------     ----------     ----------     ----------
Sales                                   $4,189,050     $3,647,332     $8,253,052     $7,211,497
Cost of Sales                            1,341,973      1,139,449      2,665,674      2,339,105
                                        ----------     ----------     ----------     ----------

Gross Profit                             2,847,077      2,507,883      5,587,378      4,872,392
                                        ----------     ----------     ----------     ----------


Selling, General & Admin. Expenses       1,303,617      1,120,096      2,577,975      2,272,702
Research & Development Expenses            316,711        305,527        671,222        579,349
                                        ----------     ----------     ----------     ----------

                                         1,620,328      1,425,623      3,249,197      2,852,051
                                        ----------     ----------     ----------     ----------

Operating Income                         1,226,749      1,082,260      2,338,181      2,020,341


Investment Income                          117,326         84,674        465,251        204,368
                                        ----------     ----------     ----------     ----------

Income Before Income Taxes               1,344,075      1,166,934      2,803,432      2,224,709


Income Taxes                               459,675        398,873        958,775        756,401
                                        ----------     ----------     ----------     ----------

Net Income                              $  884,400     $  768,061     $1,844,657     $1,468,308
                                        ==========     ==========     ==========     ==========



Net Income Per Common Share             $     0.21     $     0.18     $     0.43     $     0.34
                                        ==========     ==========     ==========     ==========



Weighted Average Shares Outstanding      4,311,217      4,298,968      4,306,358      4,351,902
                                        ==========     ==========     ==========     ==========



                              MODERN CONTROLS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months
                                                                  Ended June 30,
                                                           ----------------------------
                                                               1997             1996
                                                           -----------      -----------
Cash Flows from Operating Activities:
   Net Income                                              $ 1,844,657      $ 1,468,308
   Total Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities                                  (928,435)        (798,646)
                                                           -----------      -----------

   Net Cash Provided by Operating Activities                   916,222          669,662
                                                           -----------      -----------


Cash Flows from Investing Activities:
   Purchases of Marketable Securities                       (4,076,155)      (1,374,875)
   Proceeds from Sales of Marketable Securities              2,841,017        2,924,865
   Other                                                       (68,857)        (422,644)
                                                           -----------      -----------

   Net Cash Provided by (Used in) Investing Activities      (1,303,995)       1,127,346
                                                           -----------      -----------


Cash Flows from Financing Activities:
   Purchase and Retirement of Common Stock                           0       (1,871,591)
   Dividends Paid                                             (513,056)        (522,146)
   Other                                                         7,348            2,199
                                                           -----------      -----------

   Net Cash Used in Financing Activities                      (505,708)      (2,391,538)
                                                           -----------      -----------


Net Decrease in Cash and Temporary Cash Investments           (893,481)        (594,530)
                                                           -----------      -----------


Cash and Temporary Cash Investments:
   Beginning of Year                                         1,352,991        1,396,718
                                                           -----------      -----------

   End of Six Month Period                                 $   459,510      $   802,188
                                                           ===========      ===========




                              MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for all periods presented, have been made. The results of operations for the period ended June 30, 1997 are not necessarily indicative of operating results for the full year.

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


Note 2 - Inventories

Inventories consist of the following:

                                        June 30,          December 31,
                                         1997                 1996
                                      -----------         -----------
         Finished Products            $   170,261         $   169,921
         Work in Process                  775,413             653,300
         Raw Materials                    753,528             749,108
                                      -----------         -----------
                                      $ 1,699,202         $ 1,572,329
                                      ===========         ===========


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

                             MODERN CONTROLS, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales for the quarter ended June 30, 1997, were $4,189,050, up 15 percent from second quarter 1996 sales of $3,647,332. The increase in second quarter sales is primarily the result of an increase in the foreign sales volume of the Company's permeation products, an increase in the domestic sales volume of the Company's weighing products, and to a lesser extent, general price increases, offset somewhat by a decrease in sales of the Company's packaging products.

Sales for the six-month period ended June 30, 1997, increased 14 percent to $8,253,052, compared to $7,211,497 for the first six months of 1996. The 14 percent increase is primarily due to an increase in the sales volume of the Company's permeation products and to general price increases, offset somewhat by a decrease in the foreign sales volume of the Company's weighing products.

The Company's permeation product group sales totaled $2,920,507 in the second quarter of 1997, compared to $2,669,881 in the second quarter of 1996. The group accounted for 70 percent of the Company's total second quarter 1997 sales, compared with 73 percent in the second quarter of 1996. Permeation product group sales for the six-month period ended June 30, 1997, were $6,071,755, or 74 percent of total sales, versus $4,903,589, or 68 percent of sales for the same period in 1996.

Gross profit for both the quarter and the six-month period ended June 30, 1997, was 68 percent of sales. This compares with 69 and 68 percent for the quarter and six-month periods ended June 30, 1996.

Selling, general and administrative expenses were 31 percent of sales for both the second quarter of 1997 and 1996. Selling, general and administrative expenses were 31 percent and 32 percent for the six-month periods ending June 30, 1997 and 1996, respectively. The increase in the dollar amount of selling, general and administrative expenses is due primarily to increases in commission and other selling expenses as a result of increased sales.

Research and development expenses as a percent of sales were 8 percent for the quarter and the six-month period ended June 30, 1997, compared to 8 percent for the same periods in 1996. Continued research and development expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to allocate on an annual basis approximately 7 to 9 percent of sales to research and development.

Investment income increased approximately $33,000 in the second quarter of 1997 as compared to the second quarter of 1996. For the six months ended June 30, 1997, investment income increased approximately $261,000. The increase for the second quarter is primarily the result of higher average investment balances in 1997. The increase in investment income for the six-month period is primarily the result of a one-time gain realized on the sale of equity securities.

The Company's provision for income taxes was 34.2 percent of income before income taxes for the six-month period ending June 30, 1997. The Company reviews the tax rate quarterly and could make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 1997 to be in a range of 33 to 35 percent.

Net income increased 15 percent to $884,400 or $.21 per share for the second quarter of 1997, compared to $768,061 or $.18 per share in the second quarter of 1996. For the six-month period ended June 30, 1997, net income increased 26 percent to $1,844,657 or $.43 per share, compared to $1,468,308 or $.34 per share in the same period of 1996.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased approximately $272,000 during the six months ended June 30, 1997. The Company used cash resources to pay dividends of approximately $513,000 during the first six months of 1997.

The Company has no long-term debt or material commitments for capital expenditures as of June 30, 1997. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.



Effect of Changes in Accounting Principles

The Company will adopt Statement of Financial Accounting Standards 128 (SFAS
128), EARNINGS PER SHARE, and SFAS 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE, for financial statements issued after December 15, 1997. The adoption of these standards is not expected to materially impact the Company's reporting of earnings per share or footnote disclosures.

                             MODERN CONTROLS, INC.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of Modern Controls, Inc. on May 20, 1997, the nominees for election as Directors of the Company were elected without opposition as follows:

         Director-Nominee             Votes For          Votes Withheld/Against
         ----------------             ---------          ----------------------

         William N. Mayer             3,772,103                  46,599
         Dean B. Chenoweth            3,771,128                  47,574
         J. Leonard Frame             3,769,928                  48,774
         Wallace W. Lindemann         3,770,278                  48,424
         Paul J. Sjoquist             3,770,153                  48,549
         Richard A. Proulx            3,770,278                  48,424
         Robert L. Demorest           3,671,853                  46,849


Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         The following is a listing of the exhibits contained in this Form 10-Q filing:

         Exhibit No.                 Description
         -----------                 -----------

             11                  Earnings Per Share
             27                  Financial Data Schedule

     b. There were no reports on Form 8-K filed for the quarter ended June 30, 1997.



                                   SIGNATURES


Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MODERN CONTROLS, INC.
                                               Registrant


DATE: July 31, 1997                       /s/ William N. Mayer
                                          William N. Mayer,
                                          Chairman and CEO



DATE: July 31, 1997                       /s/ Ronald A. Meyer
                                          Ronald A. Meyer,
                                          Vice President and Treasurer