Form 10-Q
period 1997-09-30
MODERN CONTROLS INC
filed 1997-11-12
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarter Ended September 30, 1997

                                       or

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

YES __X__  NO ____

6,424,217 Common Shares were outstanding as of September 30, 1997

                              MODERN CONTROLS, INC.

                               INDEX TO FORM 10-Q
                    For the Quarter Ended September 30, 1997


                                                                            Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION


  Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      September 30, 1997 and December 31, 1996                               1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months and nine months ended September 30, 1997 and 1996         2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Nine months ended September 30, 1997 and 1996                          3


    Notes to Condensed Consolidated Financial Statements (Unaudited)         4



  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                              5-6


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                  7



EXHIBIT 11  Computation of Net Income Per Common Share                       9

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              MODERN CONTROLS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                           September 30,  December 31,
                                               1997           1996
                                           -----------    -----------
ASSETS
  Current Assets
    Cash and Temporary Cash Investments    $   183,993    $ 1,352,991
    Marketable Securities, Current           5,034,240      4,186,066
    Accounts Receivable                      2,340,815      1,632,960
    Other Receivables                          201,388        118,469
    Inventories                              1,733,855      1,572,329
    Prepaid Expenses                           190,197        190,198
    Deferred Income Taxes                      310,000        310,000
                                           -----------    -----------
        Total Current Assets                 9,994,488      9,363,013
                                           -----------    -----------

  Marketable Securities, Noncurrent          5,473,579      4,077,957
                                           -----------    -----------

  Property and Equipment                     2,626,832      2,635,521
    Less: Accumulated Depreciation
       and Amortization                      1,644,469      1,645,365
                                           -----------    -----------
      Net Property and Equipment               982,363        990,156
                                           -----------    -----------

  Other Assets                                 371,585        450,118
                                           -----------    -----------

          TOTAL ASSETS                     $16,822,015    $14,881,244
                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                       $   789,543    $   563,953
    Accrued Liabilities                      1,654,972      1,631,625
                                           -----------    -----------
        Total Current Liabilities            2,444,515      2,195,578
                                           -----------    -----------

  Deferred Income Taxes                              0         92,000
                                           -----------    -----------

  Stockholders' Equity
    Common Stock - $.10 Par Value              642,422        641,096
    Capital in Excess of Par Value              29,432          5,457
    Retained Earnings                       13,705,646     11,752,113
    Net Unrealized Gain on Noncurrent
      Marketable Equity Securities                   0        195,000
                                           -----------    -----------
        Total Stockholders' Equity          14,377,500     12,593,666
                                           -----------    -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY            $16,822,015    $14,881,244
                                           ===========    ===========


Note: The condensed consolidated balance sheet at December 31, 1996 has been summarized from the Company's audited consolidated balance sheet at that date.

                              MODERN CONTROLS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                       ------------------------    --------------------------
                                          1997          1996           1997           1996
                                       ----------    ----------    -----------    -----------
Sales                                  $4,342,245    $3,751,347    $12,595,297    $10,962,844
Cost of Sales                           1,408,483     1,209,778      4,074,157      3,548,883
                                       ----------    ----------    -----------    -----------

Gross Profit                            2,933,762     2,541,569      8,521,140      7,413,961
                                       ----------    ----------    -----------    -----------


Selling, General & Admin. Expenses      1,446,481     1,104,999      4,024,456      3,377,701
Research & Development Expenses           179,395       303,719        850,617        883,068
                                       ----------    ----------    -----------    -----------

                                        1,625,876     1,408,718      4,875,073      4,260,769
                                       ----------    ----------    -----------    -----------

Operating Income                        1,307,886     1,132,851      3,646,067      3,153,192


Investment Income                         123,553        86,352        588,804        290,720
                                       ----------    ----------    -----------    -----------

Income Before Income Taxes              1,431,439     1,219,203      4,234,871      3,443,912


Income Taxes                              486,560       414,529      1,445,335      1,170,930
                                       ----------    ----------    -----------    -----------

Net Income                             $  944,879    $  804,674    $ 2,789,536    $ 2,272,982
                                       ==========    ==========    ===========    ===========


Net Income Per Common Share            $     0.15    $     0.12    $      0.43    $      0.35
                                       ==========    ==========    ===========    ===========


Weighted Average Shares Outstanding     6,505,306     6,457,218      6,474,794      6,504,308
                                       ==========    ==========    ===========    ===========

                              MODERN CONTROLS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months
                                                            Ended September 30,
                                                       ---------------------------
                                                           1997            1996
                                                       -----------     -----------
Cash Flows from Operating Activities:
   Net Income                                          $ 2,789,536     $ 2,272,982
   Total Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities                              (761,116)        (57,895)
                                                       -----------     -----------

   Net Cash Provided by Operating Activities             2,028,420       2,215,087
                                                       -----------     -----------


Cash Flows from Investing Activities:
   Purchases of Marketable Securities                   (6,659,821)     (4,573,962)
   Proceeds from Sales of Marketable Securities          4,346,011       4,962,188
   Other                                                  (137,274)       (669,567)
                                                       -----------     -----------

   Net Cash Used in Investing Activities                (2,451,084)       (281,341)
                                                       -----------     -----------


Cash Flows from Financing Activities:
   Purchase and Retirement of Common Stock                  (1,509)     (1,871,591)
   Dividends Paid                                         (769,701)       (778,583)
   Other                                                    24,876           7,333
                                                       -----------     -----------

   Net Cash Used in Financing Activities                  (746,334)     (2,642,841)
                                                       -----------     -----------


Net Decrease in Cash and Temporary Cash Investments     (1,168,998)       (709,095)
                                                       -----------     -----------


Cash and Temporary Cash Investments:
   Beginning of Year                                     1,352,991       1,396,718
                                                       -----------     -----------

   End of Nine Month Period                            $   183,993     $   687,623
                                                       ===========     ===========

                              MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented, have been made. The results of operations for the period ended September 30, 1997 are not necessarily indicative of operating results for the full year.

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

Note 2 - Inventories

Inventories consist of the following:

                                       September 30,       December 31,
                                          1997                 1996
                                       ----------          ----------
         Finished Products             $  156,122          $  169,921
         Work in Process                  718,769             653,300
         Raw Materials                    858,964             749,108
                                       ----------          ----------
                                       $1,733,855          $1,572,329
                                       ==========          ==========

Note 3 - Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average of common and common equivalent shares outstanding during the period. Stock options are considered common stock equivalents for purposes of this computation.

Note 4 - Stockholders' Equity

On August 5, 1997 the Board of Directors declared a three-for-two stock split which was paid in the form of a stock dividend on September 12, 1997 for shareholders of record on August 22, 1997. The effect of this split has been retroactively applied in the accompanying condensed consolidated financial statements.

                              MODERN CONTROLS, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales for the quarter ended September 30, 1997, were $4,342,245, up 16 percent from third quarter 1996 sales of $3,751,347. The increase in third quarter sales is primarily due to an increase in the sales volume of the Company's weighing products, an increase in the sales volume of the Company's consulting and developmental services, and general price increases, offset somewhat by a decrease in sales of the Company's permeation products.

Sales for the nine-month period ended September 30, 1997, increased 15 percent to $12,595,297, compared to $10,962,844 for the first nine months of 1996. This increase is primarily due to an increase in the sales volume of the Company's permeation and weighing products, consulting and developmental services, and to general price increases.

The Company's permeation product group sales totaled $2,853,005 in the third quarter of 1997, compared to $2,933,240 in the third quarter of 1996. The group accounted for 66 percent of the Company's total third quarter 1997 sales, compared with 78 percent in the third quarter of 1996. Permeation product group sales for the nine-month period ended September 30, 1997, were $8,924,760, or 71 percent of total sales, versus $7,836,829, or 71 percent of sales for the same period in 1996.

Gross profit for both the quarter and the nine-month period ended September 30, 1997, was 68 percent of sales. This compares with 68 percent for both the quarter and the nine-month period ended September 30, 1996.

Selling, general and administrative expenses were 33 percent of sales for the third quarter of 1997, compared to 29 percent in the third quarter of 1996. Selling, general and administrative expenses were 32 and 31 percent for the nine-month periods ending September 30, 1997 and 1996, respectively. The increase in selling expenses is due primarily to an increase in the sales force in the third quarter of 1997 and the higher commissions paid as a result of the increase in foreign sales. An increase in general and administrative expenses was primarily the result of litigation fees incurred to protect confidential information of the Company.

Research and development expenses as a percent of sales were 4 percent for the quarter and 7 percent for the nine-month period ended September 30, 1997, compared to 8 percent for the same periods in 1996. Continued research and development expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to allocate on an annual basis approximately 6 to 8 percent of sales to research and development.

Investment income increased approximately $37,000 in the third quarter of 1997 as compared to the third quarter of 1996. For the nine months ended September 30, 1997, investment income increased approximately $298,000. The increase for the third quarter is primarily the result of higher average investment balances in 1997. The increase in investment income for the nine-month period is primarily the result of a one-time gain of $235,000 realized on the sale of equity securities.

The Company's provision for income taxes was 34 percent of income before income taxes for the third quarter of 1997, and 34 percent for the nine-month period ending September 30, 1997. The Company reviews the tax rate quarterly and could make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 1997 to be in a range of 33 to 35 percent.

Net income increased 17 percent to $944,879 or $.15 per share for the third quarter of 1997, compared to $804,674 or $.12 per share in the third quarter of 1996. For the nine-month period ended September 30, 1997, net income increased 23 percent to $2,789,536 or $.43 per share, compared to $2,272,982 or $.35 per share in the same period of 1996.

Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased approximately $1,075,000 during the nine months ended September 30, 1997. The Company used cash resources to pay dividends of approximately $770,000 during the first nine months of 1997.

The Company has no long-term debt or material commitments for capital expenditures as of September 30, 1997. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

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

     b. There were no reports on Form 8-K filed for the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MODERN CONTROLS, INC.
                                                Registrant


Date: October 30, 1997                    /s/ William N. Mayer
                                          William N. Mayer,
                                          Chairman and CEO


Date: October 30, 1997                    /s/ Ronald A. Meyer
                                          Ronald A. Meyer,
                                          Vice President and Treasurer