Form 10-K
period 1997-12-31
MODERN CONTROLS INC
filed 1998-03-30
CIK 67279

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________.

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

            7500 BOONE AVENUE NORTH
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 16, 1998, 6,446,857 shares of Common Stock of the registrant were deemed outstanding, and the aggregate market value of the Common Stock of the registrant (based upon the average of the high and low sales prices of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $62,141,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts I, II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Company's 1997 Annual Report to Shareholders (the "1997 Annual Report").
Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 19, 1998 (the "1998 Proxy Statement").


================================================================================

                                     PART I

ITEM 1. BUSINESS

         (a) GENERAL DEVELOPMENT OF BUSINESS

         Modern Controls, Inc., a Minnesota corporation (the "Company"), was incorporated in February 1966. Since its incorporation, the Company has been engaged in the design, manufacture and marketing of precision measurement and process sensing instruments and systems. The Company currently has four major product groups which service various niche markets: (i) Permeation Products;
(ii) Consulting and Developmental Services; (iii) Weighing Products; and (iv) Packaging Products.

         The Permeation Products group consists of (i) products and services that test packages and packaging materials for permeation of gases and water vapor; and (ii) instruments that measure the thickness of thin films and coatings in laboratories. The Consulting and Developmental Services group performs studies for its customers and provides solutions for packaging applications using the Company's most advanced technologies and systems. The Weighing Products group consists of instruments for pharmaceutical capsule and tablet weighing and sorting. The Packaging Products group consists of (i) instruments that detect leaks and test the seal strength in packages; (ii) analyzers which measure oxygen and carbon dioxide content of the headspace in both flexible and rigid packages; and (iii) analyzers for the on-line measurement of oxygen and carbon dioxide.

         The Company's principal executive offices are located at 7500 Boone Avenue North, Minneapolis, Minnesota 55428 and its telephone number is (612) 493-6370.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in a single industry segment: the design, manufacture and marketing of precision testing instrumentation, advanced process sensing equipment and related services.

         (c) NARRATIVE DESCRIPTION OF BUSINESS

PERMEATION PRODUCTS

         The Permeation Products group consists of (i) products and services that test packages and packaging materials for permeation of gases and water vapor and (ii) instruments that measure the thickness of thin films and coatings in laboratories.

         The various permeation measurement instruments included within the Permeation Products group and manufactured by the Company measure the rate at which oxygen, carbon dioxide and water vapor permeate through packages and packaging materials. The principal market for the permeation measurement instruments consists of manufacturers of packaging materials, including manufacturers of papers, plastics and coatings, and the users of such packaging materials in the food, beverage, pharmaceutical and chemical industries.

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

         The Permeation Products line consists of the following products: (i) oxygen permeability test systems (seven models); (ii) water vapor permeability test systems (five models); (iii) carbon dioxide permeability test systems (two models); (iv) flavor, aroma and odor permeability test systems (two models); and
(v) gauges designed for laboratory use (one model).

         The gas permeability test systems (i, iii and iv above) measure the ability of packages, films and bottles or other containers to resist oxygen, carbon dioxide and/or other gas permeation. The water vapor permeability instruments (ii above) measure water vapor permeation through films and packages and inform food processors, container companies and basic film suppliers as to the ability of certain packaging to retain or block out water. The gauging products (v above) measure the thickness of films.

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

         Permeation Products accounted for approximately 71%, 73% and 71% of the Company's total sales during the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

CONSULTING AND DEVELOPMENTAL SERVICES

         The Company provides consulting and developmental services, on a special project basis, for customers that require unique problem solving capabilities. The Company's services may relate to absorption or diffusion of various compounds, harsh environment applications, shelf-life concerns, flavor or odor detection, contract research or special permeation applications. In providing the consulting and developmental services, the Company uses its most advanced measurement technologies, including proprietary TRANSORPTION(R) technology. The principal market for the consulting and developmental services consists of manufacturers of foods, beverages, pharmaceuticals, plastics, chemicals, electronics, and personal care products.

         Consulting and developmental services accounted for less than 15% of the Company's total sales during the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

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

         Weighing products accounted for approximately 15%, 15% and 17% of the Company's total sales during the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

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

         The headspace analyzers sold by the Company analyze the amount of oxygen or carbon dioxide present in the headspace of flexible and rigid food packages. Some analyzers measure the oxygen and/or carbon dioxide content in flushing gases used in modified or controlled atmosphere packaging. The Company sells and manufactures six different headspace analyzer models, two that measure oxygen, two that measure carbon dioxide and two that measure both oxygen and carbon dioxide. There are six corresponding models for analyzing flushing gases.

         Packaging products accounted for less than 15% of the Company's total sales during the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

COMPETITION

         The Company experiences competition in both foreign and domestic markets from one or more competitors with respect to all of its products and services. Some of the Company's competitors have greater assets and resources than the Company and some are smaller than the Company. The principal competitive factors are price, product performance and capability, and distribution. The Company believes that its products either exceed or are equal in performance and capability to those of its competitors. Price comparability varies by product. Several of the Company's larger competitors may have stronger marketing organizations.

MANUFACTURING AND SUPPLIES; YEAR 2000 COMPLIANCE

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

         The Company continues to assess its ability to process information correctly into the Year 2000. The Company does not anticipate incurring significant additional costs to address Year 2000 issues, although the effectiveness of the Company's present efforts to address this issue can not be assured. If the Company's efforts are not successful or if vendors or other third parties with which the Company conducts business do not successfully address this issue, the Company's business, financial condition and results of operations could be adversely affected.

BACKLOG

         The Company had a total backlog of approximately $398,000 as of December 31, 1997 for all of its products as compared to approximately $3,148,000 and $3,461,000 as of December 31, 1996 and 1995, respectively. The Company anticipates filling all of the current backlog in 1998.

PATENTS AND LICENSES

         Generally, the Company believes that the protection afforded by patent rights is important to its business and it will continue to seek patent protection for its technology and products. The Company has required certain employees and consultants to assign to the Company all inventions which are conceived and developed during their employment, except to the extent prohibited by applicable law. The Company owns two U.S. patents and one foreign patent relating to its VERICAP product, three U.S. patents and three foreign patents relating to the VERITAB product, one U.S. patent and two foreign patents relating to headspace analyzers and nine U.S. patents and seven foreign patents relating to its film thickness measurement systems. In addition, the Company owns twelve U.S. patents and eight foreign patents relating to its permeability test systems and it owns two patents relating to products offered through its consulting and developmental services. These patents will expire during the period from 1999 through 2015.

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

         The Company also owns or has applied for certain trademarks which protect and identify its products, including the trademark MOCON(R), which the Company has designated as a house trademark under which all its products are sold, and the trademarks and servicemarks VERICAP(R), OX-TRAN(R), PERMATRAN-W(R), PROFILER(R), COULOX(R), HERSCH(R), VERITAB(R), AROMATRAN(R), SKYE(R), PAC CHECK 200(R) and TRANSORPTION(R). The Company's trademarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended.

RESEARCH AND DEVELOPMENT

         The Company incurred expenses of approximately $1,016,000, $1,216,000 and $1,060,000 during the fiscal years ended December 31, 1997, 1996 and 1995, respectively, for research and development of its products. Research and development costs were 6.0% of sales for the fiscal year ended December 31, 1997 and were 8.2% and 8.3%, respectively, for the preceding two fiscal years. For the foreseeable future, the Company expects to allocate, on an annual basis, approximately 8% of sales to research and development.

WORKING CAPITAL PRACTICES

         The Company maintains inventory levels in its four product groups consistent with projected sales. The Company's standard domestic payment terms are net 30 days. International sales are transacted pursuant to letters of credit in some cases. The Company generally warrants its products for one year from the date of shipment. There have been few instances when the Company was required to accept the return of merchandise which failed to comply with the Company's warranty.

FOREIGN AND DOMESTIC MARKETING

         The Company markets its products in the United States and Canada through a direct sales force of 23 persons. The Company's foreign markets are served by a network of 37 independent representatives in Africa, Asia, Australia, Europe, Mexico, South America and certain Pacific Rim countries. To the Company's knowledge, no independent sales representative of the Company sells a material amount of products manufactured by the Company's competitors. The sales representative for the Company in Europe is licensed to sell headspace analyzers and leak detectors similar to those sold by the Company. The Company, however, is not licensed to sell these products in Europe.

         The Company's wholly owned subsidiary, MoCon FSC, Inc., a Barbados corporation ("FSC"), carries out all the foreign distribution of the Company's products. The Company acts as the selling agent of FSC.

         The Company makes all foreign sales in U.S. dollars and consequently does not hedge against exchange rate fluctuations. Nonetheless, should the value of the dollar rise relative to other currencies, the Company's sales abroad would be negatively impacted. Additionally, the Company can give no assurances that foreign tariff, trade or tax policies or foreign economic conditions will not negatively affect sales and earnings of the Company in the future.

         For information concerning the Company's export sales by geographic area, see Note 9 of the Notes to Consolidated Financial Statements contained on page 21 of the Company's 1997 Annual Report. Although no single customer accounts for 10% or more of the Company's consolidated revenues and the Company does not believe that the loss of any single customer would have a material adverse effect on the Company, two of the Company's independent representatives accounted for approximately 16% and 11%, respectively, of the Company's sales in fiscal 1997. For additional information concerning sales by such independent representatives, see Note 9 of the Notes to Consolidated Financial Statements contained on page 21 of the Company's 1997 Annual Report. The Company's business is not seasonal in nature.

EMPLOYEES

         The Company currently has 92 full-time employees, including 39 in manufacturing, 9 in research and development and 44 in general administration and marketing. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

         The Company's executive offices and operations are located at 7500 Boone Avenue North, Minneapolis, Minnesota. The portion of the building occupied by the Company contains approximately 47,000 square feet, of which approximately 36,000 square feet (approximately 78%) is currently being utilized. Management believes that the Company's manufacturing facilities are generally adequate for its operations and such facilities are maintained in a good state of repair. The current lease expires June 30, 2005.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 1997.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information under the caption "Common Stock Information" on page 21 of the Company's 1997 Annual Report is incorporated herein by reference. The Company has not sold any securities during the fiscal year ending December 31, 1997 that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

         The financial information under the caption "Selected Financial Data" on page 1 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 11 to 12 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Substantially all of the Company's marketable securities are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. However, almost all of the Company's marketable securities mature within three years. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Financial Statements and Independent Auditors' Report thereon on pages 13 to 21 of the Company's 1997 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "1997 * Year in Review" on page 1 of the Company's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         (a) DIRECTORS OF THE COMPANY

         The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference.

         (b) EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held, as of February 20, 1998, are as follows:

                                                                       Executive
                                                                        Officer
       Name            Age      Title (1)                                Since
--------------------   ---   ----------------------------------------- ---------
William N. Mayer (2)    67   Chairman of the Board and Chief Executive      1976
                             Officer (3)

Robert L. Demorest      52   President (4)                                  1985

Ronald A. Meyer         47   Vice President -- Finance & Administration,    1985
                             Treasurer and Secretary (5)

Daniel W. Mayer (2)     47   Executive Vice President (6)                   1988

----------
(1) All executive officers have been employed in the capacity set forth for at least five years unless otherwise indicated.

(2) Daniel W. Mayer is the son of William N. Mayer, Chairman of the Board and Chief Executive Officer of the Company.

(3) W.N. Mayer has been the Chairman of the Board, Chief Executive Officer and President of the Company for over five years. Effective January 30, 1995, Mr. W.N. Mayer resigned as President of the Company.

(4) Mr. Demorest was elected President of the Company on January 30, 1995. Prior to that time, Mr. Demorest was the Executive Vice President -- Sales & Marketing and Secretary.

(5) Mr. Ronald A. Meyer was elected Secretary of the Company on January 30, 1995. Prior to that time, Mr. Meyer served as Assistant Secretary.

(6) Mr. Daniel W. Mayer was elected Executive Vice President on January 30, 1995. Prior to that time, Mr. Mayer served as the Vice President -- Product Development.

         (c) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Election of Directors -- Other Information About Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1) Financial Statements:

         The following Consolidated Financial Statements of the Company are incorporated herein by reference from the pages indicated in the Company's 1997 Annual Report:

         Independent Auditors' Report -- page 21.

         Consolidated Balance Sheets -- December 31, 1997 and 1996 -- page 14.

         Consolidated Statements of Income -- Years Ended December 31, 1997, 1996 and 1995 -- page 13.

         Consolidated Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995 -- page 15.

         Notes to Consolidated Financial Statements -- pages 16 to 21.

                  (2) Financial Statement Schedules:

         The following financial statement schedules are included herein and should be read in conjunction with the financial statements referred to above:

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

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Modern Controls, Inc.:

Under date of February 12, 1998, we reported on the consolidated balance sheets of Modern Controls, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                                                      /s/  KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 12, 1998


                                   SCHEDULE II

                      MODERN CONTROLS, INC. AND SUBSIDIARY

                        Valuation and Qualifying Accounts

                                   BALANCE AT  CHARGED TO                BALANCE
                                    BEGINNING   COSTS AND                 AT END
   DESCRIPTION                       OF YEAR    EXPENSES  DEDUCTIONS(1)  OF YEAR
   -----------                       -------    --------  -------------  -------

Year ended December 31, 1997
  allowance for doubtful accounts   $ 155,000      9,090      1,090      163,000

Year ended December 31, 1996
  allowance for doubtful accounts   $ 132,000     25,312      2,312      155,000

Year ended December 31, 1995
  allowance for doubtful accounts   $ 147,000     15,323     30,323      132,000

---------------------
         (1)      Bad debts written off

                  (3)      Exhibits

         The exhibits to this Report are listed in the Exhibit Index.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 20, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Modern Controls, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn.: Shareholder Information.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

         A. Employee Stock Option Plan, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-9273)).

         B. 1982 Restated Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-27730)).

         C. 1990 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-42255)).

         D. 1992 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-49752)).

         E. Compensation Committee resolutions setting forth the Incentive Compensation Plan for fiscal 1997, 1998 and 1999 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-9273)).

         F. Paired Profit Sharing Plan effective July 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-9273)).

         G. Confidentiality Agreement, dated June 3, 1983, between the Company and William N. Mayer (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-9273)).

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

         (c)      Exhibits

         The exhibits to this Report are listed in the Exhibit Index.

         (d)      Financial Statement Schedules

         See Item 14, section (a)(2) above for the financial statement schedules filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 20, 1998           MODERN CONTROLS, INC.

                                By: /s/ William N. Mayer
                                    --------------------------------------------
                                    William N. Mayer, Chief Executive Officer
                                    (principal executive officer)

                                By: /s/ Ronald A. Meyer
                                    --------------------------------------------
                                    Ronald A. Meyer, Vice President --
                                    Finance & Administration,
                                    Treasurer and Secretary
                                    (principal financial and accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 20, 1998.

                                    Signature and Title
                                    -------------------

                                    /s/ William N. Mayer
                                    --------------------------------------------
                                    William N. Mayer, Chairman of the Board

                                    /s/ Robert L. Demorest
                                    --------------------------------------------
                                    Robert L. Demorest, President and Director

                                    /s/ Richard A. Proulx
                                    --------------------------------------------
                                    Richard A. Proulx, Director

                                    /s/ Paul L. Sjoquist
                                    --------------------------------------------
                                    Paul L. Sjoquist, Director

                                    /s/ Dean B. Chenoweth
                                    --------------------------------------------
                                    Dean B. Chenoweth, Director

                                    /s/ J. Leonard Frame
                                    --------------------------------------------
                                    J. Leonard Frame, Director

                                    /s/ Thomas C. Thomas
                                    --------------------------------------------
                                    Thomas C. Thomas, Director

                              MODERN CONTROLS, INC.

                        Exhibit Index to Annual Report On
                                    Form 10-K
                     For Fiscal Year Ended December 31, 1997


Item                                                                   Method of
 No.                                     Item                             Filing
----     --------------------------------------------------------------   ------

3.1      Restated Articles of Incorporation of the Company                   (1)

3.2      Amendment to Restated Articles of Incorporation of the Company,
         effective May 27, 1987                                              (2)

3.3      Amendment to Restated Articles of Incorporation of the Company,
         effective June 28, 1991                                             (3)

3.4      Third Restated Bylaws of the Company                                (4)

10.1     Office/Warehouse Lease, dated July 29, 1994                         (5)

10.2     Office/Warehouse Lease Extension, dated June 6, 1997                (9)

10.3     Employee Stock Option Plan, as amended                              (8)

10.4     1982 Restated Incentive Stock Option Plan                           (6)

10.5     1990 Non-Employee Director Stock Option Plan                        (6)

10.6     1992 Stock Option Plan                                              (7)

10.7     Compensation Committee resolutions setting forth the Incentive
         Compensation Plan for fiscal 1997, 1998 and 1999                    (8)

10.8     Paired Profit Sharing Plan effective July 1, 1996                   (8)

10.9     Confidentiality Agreement, dated June 3, 1983, between the Company
         and William N. Mayer                                                (4)

10.10    Agency and Service Agreement, dated January 1, 1987, between the
         Company and MoCon FSC, Inc.                                         (4)

10.11    Foreign Sales Corporation Suppliers Agreement, dated
         March 28, 1985, between the Company and MoCon FSC, Inc.             (4)

11.1     Computation of per share earnings                                   (9)

13.1     Selected pages from the 1997 Annual Report to Shareholders          (9)

21.1     Subsidiaries of the Company                                         (4)

23.1     Independent Auditors' Consent                                       (9)

27.1     Financial Data Schedule for the year ended December 31, 1997        (9)

27.2     Amended and Restated Financial Data Schedule for the                (9)
         quarter ending September 30, 1997

27.3     Amended and Restated Financial Data Schedule for the
         quarter ending June 30, 1997                                        (9)

27.4     Restated Financial Data Schedule for the quarter ending
         March 31, 1997                                                      (9)

27.5     Restated Financial Data Schedule for the year ended
         December 31, 1996                                                   (9)

27.6     Restated Financial Data Schedule for the quarter ending
         September 30, 1996                                                  (9)

27.7     Restated Financial Data Schedule for the quarter ending
         June 30, 1996                                                       (9)

27.8     Restated Financial Data Schedule for the quarter ending
         March 31, 1996                                                      (9)

27.9     Restated Financial Data Schedule for the year ended
         December 31, 1995                                                   (9)

----------

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-9273).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-9273).

(6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-42255).

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-49752).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-9273).

(9)      Filed herewith.