Form 10-Q
period 1998-03-31
MODERN CONTROLS INC
filed 1998-05-08
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to ______________

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

YES __X__  NO _____


6,454,056 Common Shares were outstanding as of March 31, 1998

                              MODERN CONTROLS, INC.

                               INDEX TO FORM 10-Q
                      For the Quarter Ended March 31, 1998



                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION


  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      March 31, 1998 and December 31, 1997                                   1



    Condensed Consolidated Statements of Income and Comprehensive
    Income (Unaudited)
      Three months ended March 31, 1998 and 1997                             2



    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months ended March 31, 1998 and 1997                             3



    Notes to Condensed Consolidated Financial Statements (Unaudited)         4



  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                5-6



PART II. OTHER INFORMATION



  Item 6. Exhibits and Reports on Form 8-K                                   7



EXHIBIT 11 Computation of Net Income Per Common Share                        9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              MODERN CONTROLS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                March 31,         December 31,
                                                  1998               1997
                                               -----------        -----------
ASSETS
  Current Assets
    Cash and Temporary Cash Investments        $   797,558        $   763,014
    Marketable Securities, Current               4,577,824          4,396,232
    Accounts Receivable                          2,290,245          2,921,456
    Other Receivables                              176,235            176,051
    Inventories                                  2,121,768          1,614,779
    Prepaid Expenses                               179,291            168,851
    Deferred Income Taxes                          270,000            270,000
                                               -----------        -----------
        Total Current Assets                    10,412,921         10,310,383
                                               -----------        -----------

  Marketable Securities, Noncurrent              6,025,469          5,764,645
                                               -----------        -----------

  Property and Equipment                         2,809,644          2,668,760
    Less: Accumulated Depreciation
          and Amortization                       1,785,564          1,712,094
                                               -----------        -----------
      Net Property and Equipment                 1,024,080            956,666
                                               -----------        -----------

  Other Assets                                     504,338            371,959
                                               -----------        -----------

          TOTAL ASSETS                         $17,966,808        $17,403,653
                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable                           $ 1,056,766        $   560,702
    Accrued Liabilities                          1,614,171          1,808,451
                                               -----------        -----------
        Total Current Liabilities                2,670,937          2,369,153
                                               -----------        -----------

  Deferred Income Taxes                              2,000              2,000
                                               -----------        -----------

  Stockholders' Equity
    Common Stock - $.10 Par Value                  645,406            643,534
    Capital in Excess of Par Value                 150,253             67,253
    Retained Earnings                           14,498,212         14,321,713
                                               -----------        -----------
        Total Stockholders' Equity              15,293,871         15,032,500
                                               -----------        -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                $17,966,808        $17,403,653
                                               ===========        ===========


Note: The condensed consolidated balance sheet at December 31, 1997 has been summarized from the Company's audited consolidated balance sheet at that date.

                              MODERN CONTROLS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      1998            1997
                                                   ----------      ----------

Sales                                              $3,547,436      $4,064,002

Cost of Sales                                       1,243,894       1,323,701
                                                   ----------      ----------

Gross Profit                                        2,303,542       2,740,301
                                                   ----------      ----------

Selling, General & Administrative Expenses          1,428,524       1,274,358

Research & Development Expenses                       238,134         354,511
                                                   ----------      ----------

                                                    1,666,658       1,628,869
                                                   ----------      ----------

Operating Income                                      636,884       1,111,432

Investment Income                                     119,986         347,925
                                                   ----------      ----------

Income Before Income Taxes                            756,870       1,459,357

Income Taxes                                          257,300         499,100
                                                   ----------      ----------

Net Income                                         $  499,570      $  960,257
                                                   ==========      ==========

Comprehensive Income                               $  499,570      $  765,257
                                                   ==========      ==========


Net Income Per Common Share -- Basic               $     0.08      $     0.15
                                                   ==========      ==========

Net Income Per Common Share -- Diluted             $     0.08      $     0.15
                                                   ==========      ==========


Weighted Average Shares Outstanding -- Basic        6,444,698       6,412,084
                                                   ==========      ==========

Weighted Average Shares Outstanding -- Diluted      6,520,653       6,452,247
                                                   ==========      ==========

                              MODERN CONTROLS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------
                                                       1998             1997
                                                   -----------      -----------
Cash Flows from Operating Activities:
   Net Income                                      $   499,570      $   960,257
   Total Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities                           516,449         (444,864)
                                                   -----------      -----------

   Net Cash Provided by Operating Activities         1,016,019          515,393
                                                   -----------      -----------


Cash Flows from Investing Activities:
   Purchases of Marketable Securities               (1,600,585)      (2,457,655)
   Proceeds from Sales of Marketable Securities      1,158,169        1,513,937
   Other                                              (301,515)         (53,353)
                                                   -----------      -----------

   Net Cash Used in Investing Activities              (743,931)        (997,071)
                                                   -----------      -----------


Cash Flows from Financing Activities:
   Dividends Paid                                     (322,416)        (256,528)
   Other                                                84,872            6,917
                                                   -----------      -----------

   Net Cash Used in Financing Activities              (237,544)        (249,611)
                                                   -----------      -----------


Net Increase (Decrease) in Cash and
   Temporary Cash Investments                           34,544         (731,289)
                                                   -----------      -----------


Cash and Temporary Cash Investments:
   Beginning of Year                                   763,014        1,352,991
                                                   -----------      -----------

   End of Three Month Period                       $   797,558      $   621,702
                                                   ===========      ===========

                              MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998, and for all periods presented, have been made. The results of operations for the period ended March 31, 1998 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 annual report to shareholders.

Note 2 - Inventories

Inventories consist of the following:

                                   March 31,        December 31,
                                     1998              1997
                                  ----------        ----------
         Finished Products        $  233,229        $  169,823
         Work in Process             938,004           571,991
         Raw Materials               950,535           872,965
                                  ----------        ----------
                                  $2,121,768        $1,614,779
                                  ==========        ==========

Note 3 - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average of common and dilutive common stock equivalent shares outstanding during the year.

                             MODERN CONTROLS, INC.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may be materially different. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of the Company's operations. Some factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, commercialization and technological difficulties, capacity and supply constraints or difficulties, general economic conditions, business conditions in the testing and packaging industry, and competitive factors.


Results of Operations

Sales for the quarter ended March 31, 1998 were $3,547,436, down 13 percent from first quarter 1997 sales of $4,064,002. The decrease in first quarter sales is primarily the result of decreases in the sales volume of the Company's permeation and weighing products, offset somewhat by increases in the sales volume of the Company's packaging products and consulting and developmental services, and general price increases.

The Company's permeation product group sales totaled $2,477,424 in the first quarter of 1998, compared to $3,151,248 in the first quarter of 1997. The group accounted for 70 percent of the Company's total first quarter 1998 sales, compared with 78 percent in the first quarter of 1997.

Gross profit was 65 percent of sales for the first quarter of 1998 and 67 percent for the first quarter of 1997. The decline in the gross profit margin was primarily due to the decreased sales volume.

Selling, general and administrative expenses increased approximately $154,000 or 12 percent in the first quarter of 1998 compared to the first quarter of 1997. As a percentage of sales, selling, general and administrative expenses were 40 percent of sales for the first quarter of 1998, compared to 31 percent in the first quarter of 1997. The increase in selling expenses was due primarily to an increase in the sales force in the third quarter of 1997. The increase in general and administrative expenses was primarily attributable to the litigation fees incurred to protect confidential information of the Company.

Research and development expenses decreased approximately $116,000 in the first quarter of 1998 compared to the first quarter of 1997. Research and development expenses were 7 percent of sales in the first quarter of 1998, compared to 9 percent for the same period in 1997. Continued research and development expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to allocate on an annual basis approximately 6 to 9 percent of sales to research and development.

Investment income decreased approximately $228,000 in the first quarter of 1998, compared to the first quarter of 1997. The decrease is primarily the result of a one-time gain of approximately $235,000 realized on the sale of equity securities in the first quarter of 1997.

The Company's provision for income taxes was 34 percent of income before income taxes for the first quarter of 1998. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 1998 to be in a range of 33 to 35 percent.

Net income decreased 48 percent to $499,570 for the first quarter of 1998 compared to $960,257 for the first quarter of 1997. Basic net income per share was $.08 for the first quarter of 1997, compared to $.15 for the same period in 1997.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased approximately $477,000 during the three months ended March 31, 1998. The Company used cash resources to pay dividends of approximately $322,000 in the first quarter of 1998.

The Company has no long-term debt or material commitments for capital expenditures as of March 31, 1998. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

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

   b. There were no reports on Form 8-K filed for the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 MODERN CONTROLS, INC.
                                                      Registrant





Date: May 7, 1998                                /s/ William N. Mayer
                                                 William N. Mayer,
                                                 Chairman and CEO





Date: May 7, 1998                                /s/ Ronald A. Meyer
                                                 Ronald A. Meyer,
                                                 Vice President and Treasurer