Form 10-Q
period 1998-06-30
MODERN CONTROLS INC
filed 1998-08-14
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarter Ended June 30, 1998

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to _______________

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

YES __X__ NO _____



6,454,056 Common Shares were outstanding as of June 30, 1998

                              MODERN CONTROLS, INC.

                               INDEX TO FORM 10-Q
                       For the Quarter Ended June 30, 1998


                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      June 30, 1998 and December 31, 1997                                    1


    Condensed Consolidated Statements of Income and Comprehensive
    Income (Unaudited)
      Three months and six months ended June 30, 1998 and 1997               2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six months ended June 30, 1998 and 1997                                3


    Notes to Condensed Consolidated Financial Statements (Unaudited)         4


Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                                  5-7



PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                  8


Item 5. Other Events                                                         8


Item 6. Exhibits and Reports on Form 8-K                                     8



EXHIBIT 11 Computation of Net Income Per Common Share                       10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              MODERN CONTROLS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  June 30,           December 31,
                                                    1998                 1997
                                               -------------        -------------
ASSETS
  Current Assets:
    Cash and Temporary Cash Investments        $   1,754,224        $     763,014
    Marketable Securities, Current                 4,676,536            4,396,232
    Accounts Receivable                            1,899,342            2,921,456
    Other Receivables                                157,733              176,051
    Inventories                                    1,953,873            1,614,779
    Prepaid Expenses                                 151,586              168,851
    Deferred Income Taxes                            270,000              270,000
                                               -------------        -------------
        Total Current Assets                      10,863,294           10,310,383
                                               -------------        -------------

  Marketable Securities, Noncurrent                4,765,785            5,764,645
                                               -------------        -------------

  Property and Equipment                           3,012,840            2,668,760
    Less: Accumulated Depreciation
          and Amortization                         1,862,064            1,712,094
                                               -------------        -------------
      Net Property and Equipment                   1,150,776              956,666
                                               -------------        -------------

  Other Assets                                       507,353              371,959
                                               -------------        -------------

          TOTAL ASSETS                         $  17,287,208        $  17,403,653
                                               =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts Payable                           $     795,676        $     560,702
    Accrued Liabilities                            1,101,998            1,808,451
                                               -------------        -------------
        Total Current Liabilities                  1,897,674            2,369,153
                                               -------------        -------------

  Deferred Income Taxes                                2,000                2,000
                                               -------------        -------------

  Stockholders' Equity:
    Common Stock - $.10 Par Value                    645,406              643,534
    Capital in Excess of Par Value                   150,253               67,253
    Retained Earnings                             14,591,875           14,321,713
                                               -------------        -------------
        Total Stockholders' Equity                15,387,534           15,032,500
                                               -------------        -------------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                $  17,287,208        $  17,403,653
                                               =============        =============

Note: The condensed consolidated balance sheet at December 31, 1997 has been summarized from the Company's audited consolidated balance sheet at that date.

                              MODERN CONTROLS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                       June 30,
                                               ---------------------------     ---------------------------
                                                   1998            1997            1998            1997
                                               -----------     -----------     -----------     -----------
Sales                                          $ 3,795,772     $ 4,189,050     $ 7,343,208     $ 8,253,052

Cost of Sales                                    1,361,297       1,341,973       2,605,191       2,665,674
                                               -----------     -----------     -----------     -----------

Gross Profit                                     2,434,475       2,847,077       4,738,017       5,587,378
                                               -----------     -----------     -----------     -----------

Selling, General & Administrative Expenses       1,647,561       1,303,617       3,076,085       2,577,975

Research & Development Expenses                    309,757         316,711         547,891         671,222
                                               -----------     -----------     -----------     -----------

                                                 1,957,318       1,620,328       3,623,976       3,249,197
                                               -----------     -----------     -----------     -----------

Operating Income                                   477,157       1,226,749       1,114,041       2,338,181

Investment Income                                  124,145         117,326         244,132         465,251
                                               -----------     -----------     -----------     -----------

Income Before Income Taxes                         601,302       1,344,075       1,358,173       2,803,432

Income Taxes                                       204,500         459,675         461,800         958,775
                                               -----------     -----------     -----------     -----------

Net Income                                     $   396,802     $   884,400     $   896,373     $ 1,844,657
                                               ===========     ===========     ===========     ===========

Comprehensive Income                           $   396,802     $   884,400     $   896,373     $ 1,649,657
                                               ===========     ===========     ===========     ===========


Net Income Per Common Share
     Basic                                     $      0.06     $      0.14     $      0.14     $      0.29
                                               ===========     ===========     ===========     ===========
     Diluted                                   $      0.06     $      0.14     $      0.14     $      0.29
                                               ===========     ===========     ===========     ===========


Weighted Average Shares Outstanding
     Basic                                       6,454,056       6,413,666       6,449,377       6,412,875
                                               ===========     ===========     ===========     ===========
     Diluted                                     6,505,928       6,466,826       6,513,291       6,459,537
                                               ===========     ===========     ===========     ===========

                              MODERN CONTROLS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months
                                                                         Ended June 30,
                                                                ---------------------------------
                                                                       1998                  1997
                                                                -----------           -----------
Cash Flows from Operating Activities:
   Net Income                                                   $   896,373           $ 1,844,657
   Total Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities                                        461,208              (928,435)
                                                                -----------           -----------

   Net Cash Provided by Operating Activities                      1,357,581               916,222
                                                                -----------           -----------


Cash Flows from Investing Activities:
   Purchases of Marketable Securities                            (2,294,712)           (4,076,155)
   Proceeds from Sales of Marketable Securities                   3,013,267             2,841,017
   Purchases of Property and Equipment                             (369,081)             (122,957)
   Other                                                           (155,598)               54,100
                                                                -----------           -----------

   Net Cash Provided by (Used in) Investing Activities              193,876            (1,303,995)
                                                                -----------           -----------


Cash Flows from Financing Activities:
   Dividends Paid                                                  (645,119)             (513,056)
   Other                                                             84,872                 7,348
                                                                -----------           -----------

   Net Cash Used in Financing Activities                           (560,247)             (505,708)
                                                                -----------           -----------


Net Increase (Decrease) in Cash and
   Temporary Cash Investments                                       991,210              (893,481)
                                                                -----------           -----------


Cash and Temporary Cash Investments:
   Beginning of Year                                                763,014             1,352,991
                                                                -----------           -----------

   End of Six Month Period                                      $ 1,754,224           $   459,510
                                                                ===========           ===========

                              MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998, and for all periods presented, have been made. The results of operations for the period ended June 30, 1998 are not necessarily indicative of operating results for the full year.

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

Note 2 - Inventories

Inventories consist of the following:

                                       June 30,               December 31,
                                         1998                    1997
                                      ----------              -----------
            Finished Products         $  219,486              $  169,823
            Work in Process              836,234                 571,991
            Raw Materials                898,153                 872,965
                                      ----------              ----------
                                      $1,953,873              $1,614,779
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

                              MODERN CONTROLS, INC.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may be materially different. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of the Company's operations. Some factors that could cause actual results to differ materially include, but are not limited to, product demand and market acceptance risks, commercialization and technological difficulties, capacity and supply constraints or difficulties, general economic conditions, business conditions in the testing and packaging industry, and competitive factors.


Results of Operations

Sales for the quarter ended June 30, 1998, were $3,795,772 down 9 percent from second quarter 1997 sales of $4,189,050. The decrease in second quarter sales is primarily the result of decreases in the sales volume of the Company's permeation and weighing products, offset somewhat by general price increases.

Sales for the six-month period ended June 30, 1998, decreased 11 percent to $7,343,208, compared to $8,253,052 for the first six months of 1997. The 11 percent decrease is primarily due to decreases in the sales volume of the Company's permeation and weighing products, offset somewhat by increases in the sales volume of the Company's packaging products, and general price increases.

The Company's permeation product group sales totaled $2,577,852 in the second quarter of 1998, compared to $2,920,507 in the second quarter of 1997. The group accounted for 68 percent of the Company's total second quarter 1998 sales, compared with 70 percent in the second quarter of 1997. Permeation product group sales for the six-month period ended June 30, 1998, were $5,055,276, or 69 percent of total sales, versus $6,071,755, or 74 percent of sales for the same period in 1997.

Gross profit for the quarter and the six-month period ended June 30, 1998, was 64 and 65 percent of sales, respectively. This compares with 68 percent for both the quarter and six-month period ended June 30, 1997. The decrease in gross profit margin was due to reduced economies of scale due to the decline in sales volume.

Selling, general and administrative expenses were 43 percent of sales for the second quarter of 1998, compared to 31 percent for the second quarter of 1997. Selling, general and administrative expenses were 42 and 31 percent for the six-month periods ending June 30, 1998 and 1997, respectively . The increase in general and administrative expenses was primarily attributable to the litigation fees incurred to protect confidential information of the Company. These expenses are expected to be substantially reduced in the third quarter of 1998.

Research and development expenses as a percent of sales were 8 percent for the quarter and 7 percent for the six-month period ended June 30, 1998, compared to 8 percent for the same periods in 1997. Continued research and development expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to allocate on an annual basis approximately 6 to 9 percent of sales to research and development.

Investment income increased approximately $7,000 in the second quarter of 1998 as compared to the second quarter of 1997. For the six months ended June 30, 1998, investment income decreased approximately $221,000. The increase for the second quarter is primarily the result of higher average investment balances in 1998. The decrease in investment income for the six-month period is primarily the result of a one-time gain of approximately $235,000 realized on the sale of equity securities in the first quarter of 1997.

The Company's provision for income taxes was 34 percent of income before income taxes for the six-month period ending June 30, 1998. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 1998 to be in a range of 33 to 35 percent.

Net income decreased 55 percent to $396,802 for the second quarter of 1998, compared to $884,400 for the second quarter of 1997. Basic net income per share was $.06 for the second quarter of 1998, compared to $.14 for the same period in 1997. For the six-month period ended June 30, 1998, net income decreased 51 percent to $896,373 compared to $1,844,657 for the six-month period ended June 30, 1997. Basic net income per share was $.14 and $.29 for the six-month periods ended June 30, 1998, and 1997, respectively.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased approximately $273,000 during the six months ended June 30, 1998. The Company used cash resources to pay dividends of approximately $645,000 during the first six months of 1998.

The Company has no long-term debt or material commitments for capital expenditures as of June 30, 1998. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.


Year 2000 Compliance

The Company has considered the potential impact of Year 2000 issues on its business, operations, and financial condition. The Company does not have a comprehensive or formal Year 2000 plan for its operations. However, the Company's analysis of its existing systems indicates a majority are Year 2000 compliant. Specific systems which are subject to Year 2000 exposure and require remediation have been identified.

The Company has plans to upgrade and test these systems by June 30, 1999, and believes that these systems will function properly with respect to dates in the year 2000 and thereafter. The Company is primarily relying on its vendors to implement Year 2000 compliance with respect to the third-party software sold or used by the Company.

To date, the cost associated with Year 2000 readiness has been immaterial and the Company anticipates that costs related to this issue will not have a material impact on their financial condition. Some risks associated with the year 2000 issue are beyond the ability of the Company to control, including the extent to which the Company's suppliers and service providers identify and remedy potential Year 2000 issues. As a result, the Company may incur unexpected expenditures in connection with the Year 2000 compliance.

                              MODERN CONTROLS, INC.


PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders of Modern Controls, Inc. on May 19, 1998, the nominees for election as Directors of the Company were elected without opposition and two proposals of the Board of Directors were adopted as follows:

                Proposal to amend the Company's Restated Articles of Incorporation to increase the authorized number of shares of capital stock from 10,000,000 to 25,000,000 shares, consisting of 22,000,000 shares of common stock, $.10 par value, and 3,000,000 shares undesignated as to series:

                          For the proposal:         3,314,994 shares
                          Against the proposal:     1,216,404 shares
                          Abstaining:                  55,660 shares

                Proposal to adopt the Company's 1998 Stock Option Plan:

                          For the proposal:         3,825,654 shares
                          Against the proposal:       490,354 shares
                          Abstaining:                 271,050 shares


Item 5. Other Events

        Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's shareholders are hereby notified that the deadline for providing the Company timely notice of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Shareholders is February 20, 1999.


Item 6. Exhibits and Reports on Form 8-K

   a.   Exhibits

        The following is a listing of the exhibits contained in this Form 10-Q filing:

        Exhibit No.               Description
        -----------               -----------

            11               Earnings Per Share
            27               Financial Data Schedule

   b. There were no reports on Form 8-K filed for the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MODERN CONTROLS, INC.
                                                   Registrant





Date: August 13, 1998                         /s/ William N. Mayer
                                              William N. Mayer,
                                              Chairman and CEO





Date: August 13, 1998                         /s/ Ronald A. Meyer
                                              Ronald A. Meyer,
                                              Vice President and Treasurer