Form 10-Q
period 1998-09-30
MODERN CONTROLS INC
filed 1998-11-13
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________

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

YES _X_  NO ___



6,168,556 Common Shares were outstanding as of September 30, 1998

                              MODERN CONTROLS, INC.

                               INDEX TO FORM 10-Q
                    For the Quarter Ended September 30, 1998


                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION


 Item 1. Financial Statements
   Condensed Consolidated Balance Sheets (Unaudited)
     September 30, 1998 and December 31, 1997                                1


   Condensed Consolidated Statements of Income and Comprehensive
   Income (Unaudited)
     Three months and nine months ended September 30, 1998 and 1997          2


   Condensed Consolidated Statements of Cash Flows (Unaudited)
     Nine months ended September 30, 1998 and 1997                           3


   Notes to Condensed Consolidated Financial Statements (Unaudited)          4


 Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                5-7



PART II. OTHER INFORMATION


 Item 5. Other Events                                                        8


 Item 6. Exhibits and Reports on Form 8-K                                    8



EXHIBIT 11 Computation of Net Income Per Common Share                       10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              MODERN CONTROLS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                            September 30,    December 31,
                                                1998             1997
                                            ------------     ------------
ASSETS
  Current Assets:
    Cash and Temporary Cash Investments     $  1,340,959     $    763,014
    Marketable Securities, Current             5,122,006        4,396,232
    Accounts Receivable                        1,951,838        2,921,456
    Other Receivables                            133,481          176,051
    Inventories                                1,999,706        1,614,779
    Prepaid Expenses                             213,671          168,851
    Deferred Income Taxes                        270,000          270,000
                                            ------------     ------------
        Total Current Assets                  11,031,661       10,310,383
                                            ------------     ------------

  Marketable Securities, Noncurrent            3,626,006        5,764,645
                                            ------------     ------------

  Property and Equipment:                      3,072,681        2,668,760
    Less: Accumulated Depreciation
          and Amortization                     1,947,020        1,712,094
                                            ------------     ------------
      Net Property and Equipment               1,125,661          956,666
                                            ------------     ------------

  Other Assets                                   506,277          371,959
                                            ------------     ------------

          TOTAL ASSETS                      $ 16,289,605     $ 17,403,653
                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts Payable                        $    818,014     $    560,702
    Accrued Liabilities                        1,441,865        1,808,451
                                            ------------     ------------
        Total Current Liabilities              2,259,879        2,369,153
                                            ------------     ------------

  Deferred Income Taxes                            2,000            2,000
                                            ------------     ------------

  Stockholders' Equity:
    Common Stock - $.10 Par Value                616,856          643,534
    Capital in Excess of Par Value                     0           67,253
    Retained Earnings                         13,410,870       14,321,713
                                            ------------     ------------
        Total Stockholders' Equity            14,027,726       15,032,500
                                            ------------     ------------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY             $ 16,289,605     $ 17,403,653
                                            ============     ============

Note: The condensed consolidated balance sheet at December 31, 1997 has been summarized from the Company's audited consolidated balance sheet at that date.

                              MODERN CONTROLS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                              --------------------------    --------------------------
                                                 1998            1997           1998           1997
                                              -----------    -----------    -----------    -----------
Sales                                         $ 3,860,663    $ 4,342,245    $11,203,871    $12,595,297

Cost of Sales                                   1,302,073      1,408,483      3,907,264      4,074,157
                                              -----------    -----------    -----------    -----------

Gross Profit                                    2,558,590      2,933,762      7,296,607      8,521,140
                                              -----------    -----------    -----------    -----------

Selling, General & Administrative Expenses      1,306,038      1,446,481      4,382,123      4,024,456

Research & Development Expenses                   282,413        179,395        830,304        850,617
                                              -----------    -----------    -----------    -----------

                                                1,588,451      1,625,876      5,212,427      4,875,073
                                              -----------    -----------    -----------    -----------

Operating Income                                  970,139      1,307,886      2,084,180      3,646,067

Investment Income                                 115,331        123,553        359,462        588,804
                                              -----------    -----------    -----------    -----------

Income Before Income Taxes                      1,085,470      1,431,439      2,443,642      4,234,871

Income Taxes                                      369,100        486,560        830,900      1,445,335
                                              -----------    -----------    -----------    -----------

Net Income                                    $   716,370    $   944,879    $ 1,612,742    $ 2,789,536
                                              ===========    ===========    ===========    ===========

Comprehensive Income                          $   716,370    $   944,879    $ 1,612,742    $ 2,594,536
                                              ===========    ===========    ===========    ===========


Net Income Per Common Share
     Basic                                    $      0.11    $      0.15    $      0.25    $      0.43
                                              ===========    ===========    ===========    ===========
     Diluted                                  $      0.11    $      0.15    $      0.25    $      0.43
                                              ===========    ===========    ===========    ===========


Weighted Average Shares Outstanding
     Basic                                      6,289,805      6,419,246      6,396,186      6,414,999
                                              ===========    ===========    ===========    ===========
     Diluted                                    6,307,928      6,505,256      6,444,836      6,474,776
                                              ===========    ===========    ===========    ===========

                              MODERN CONTROLS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months
                                                               Ended September 30,
                                                           ----------------------------
                                                              1998              1997
                                                           -----------      -----------
Cash Flows from Operating Activities:
   Net Income                                              $ 1,612,742      $ 2,789,536
   Total Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities                                   776,699         (761,116)
                                                           -----------      -----------

   Net Cash Provided by Operating Activities                 2,389,441        2,028,420
                                                           -----------      -----------


Cash Flows from Investing Activities:
   Purchases of Marketable Securities                       (2,599,876)      (6,659,821)
   Proceeds from Sales of Marketable Securities              4,012,739        4,346,011
   Purchases of Property and Equipment                        (428,922)        (201,414)
   Other                                                      (165,237)          64,140
                                                           -----------      -----------

   Net Cash Provided by (Used in) Investing Activities         818,704       (2,451,084)
                                                           -----------      -----------


Cash Flows from Financing Activities:
   Purchases and Retirement of Common Stock                 (1,751,250)          (1,509)
   Dividends Paid                                             (963,822)        (769,701)
   Other                                                        84,872           24,876
                                                           -----------      -----------

   Net Cash Used in Financing Activities                    (2,630,200)        (746,334)
                                                           -----------      -----------


Net Increase (Decrease) in Cash and
   Temporary Cash Investments                                  577,945       (1,168,998)
                                                           -----------      -----------


Cash and Temporary Cash Investments:
   Beginning of Year                                           763,014        1,352,991
                                                           -----------      -----------

   End of Nine-Month Period                                $ 1,340,959      $   183,993
                                                           ===========      ===========

                              MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998, and for all periods presented, have been made. The results of operations for the period ended September 30, 1998 are not necessarily indicative of operating results for the full year.

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

Note 2 - Inventories

Inventories consist of the following:

                                         September 30,    December 31,
                                              1998            1997
                                         -------------    ------------

         Finished Products                $  189,341      $   169,823
         Work in Process                     827,980          571,991
         Raw Materials                       982,385          872,965
                                          ----------       ----------
                                          $1,999,706       $1,614,779
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


Results of Operations

Sales for the quarter ended September 30, 1998, were $3,860,663 down 11 percent from third quarter 1997 sales of $4,342,245. The decrease in third quarter sales is primarily the result of decreases in the sales volume of the Company's permeation and packaging products, offset somewhat by general price increases.

Sales for the nine-month period ended September 30, 1998, decreased 11 percent to $11,203,871, compared to $12,595,297 for the first nine months of 1997. The 11 percent decrease is primarily due to decreases in the sales volume of the Company's permeation and weighing products, offset somewhat by general price increases.

The Company's permeation product group sales totaled $2,251,798 in the third quarter of 1998, compared to $2,853,005 in the third quarter of 1997. The group accounted for 58 percent of the Company's total third quarter 1998 sales, compared with 66 percent in the third quarter of 1997. Permeation product group sales for the nine-month period ended September 30, 1998, were $7,307,064, or 65 percent of total sales, versus $8,924,760, or 71 percent of sales for the same period in 1997.

Gross profit for the quarter and the nine-month period ended September 30, 1998, was 66 and 65 percent of sales, respectively. This compares with 68 percent for both the quarter and nine-month period ended September 30, 1997. The decrease in gross profit margin was due to reduced economies of scale due to the decline in sales volume.

Selling, general and administrative expenses were 34 percent of sales for the third quarter of 1998, compared to 33 percent for the third quarter of 1997. Selling, general and administrative expenses were 39 and 32 percent for the nine-month periods ending September 30, 1998 and 1997, respectively. The increase in general and administrative expenses for the nine-month period is primarily attributable to the litigation fees incurred to protect confidential information of the Company.

Research and development expenses as a percent of sales were 7 percent for both the quarter and nine-month period ended September 30, 1998, compared to 4 and 7 percent for the comparable periods in 1997. Continued research and development expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to allocate on an annual basis approximately 6 to 9 percent of sales to research and development.

Investment income decreased approximately $8,000 in the third quarter of 1998 as compared to the third quarter of 1997. For the nine months ended September 30, 1998, investment income decreased approximately $229,000. The decrease for the third quarter is the result of lower average investment balances and slightly lower average investment yields in 1998. The decrease in investment income for the nine-month period is primarily the result of a one-time gain of approximately $235,000 realized on the sale of equity securities in the first quarter of 1997.

The Company's provision for income taxes was 34 percent of income before income taxes for the nine-month period ending September 30, 1998. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 1998 to be in a range of 33 to 35 percent.

Net income decreased 24 percent to $716,370 for the third quarter of 1998, compared to $944,879 for the third quarter of 1997. Basic net income per share was $.11 for the third quarter of 1998, compared to $.15 for the same period in 1997. For the nine-month period ended September 30, 1998, net income decreased 42 percent to $1,612,742 compared to $2,789,536 for the nine-month period ended September 30, 1997. Basic net income per share was $.25 and $.43 for the nine-month periods ended September 30, 1998, and 1997, respectively.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities decreased approximately $835,000 during the nine months ended September 30, 1998. This decrease is primarily due to repurchases of the Company's common stock during the period totaling approximately $1,750,000.

The Company has no long-term debt or material commitments for capital expenditures as of September 30, 1998. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.


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

The Company is primarily relying on its vendors to implement Year 2000 compliance with respect to the third-party software sold or used by the Company. The Company has sent questionnaires to material vendors to confirm their Year 2000 compliance. The Company is in the process of evaluating responses. Although the Company anticipates that its vendors will be Year 2000 compliant, there can be no assurance given that this will in fact happen. The Company is in the process of developing contingency plans to address the possibility that certain vendors will not be Year 2000 compliant.

To date, the cost associated with Year 2000 readiness has been immaterial and the Company anticipates that costs related to this issue will not have a material impact on their financial condition and results of operations. Some risks associated with the Year 2000 issue are beyond the ability of the Company to control, including the extent to which the Company's suppliers and service providers identify and remedy potential Year 2000 issues. As a result, the Company may incur unexpected expenditures in connection with the Year 2000 compliance.

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

     b. There were no reports on Form 8-K filed for the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MODERN CONTROLS, INC.
                                                Registrant





Date: November 12, 1998                   /s/ William N. Mayer
                                          William N. Mayer,
                                          Chairman and CEO




Date: November 12, 1998                   /s/ Ronald A. Meyer
                                          Ronald A. Meyer,
                                          Vice President and Treasurer