Form 10-K405
period 1998-12-31
MODERN CONTROLS INC
filed 1999-03-29
CIK 67279

===============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from            to             .
                                           ------------  -------------

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.10 PAR VALUE
                              --------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 16, 1999, 6,228,170 shares of Common Stock of the registrant were deemed outstanding, and the aggregate market value of the Common Stock of the registrant (based upon the average of the high and low sales prices of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $27,741,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 25, 1999 (the "1999 Proxy Statement").


===============================================================================

                                     PART I

ITEM 1.  BUSINESS

         (a)      GENERAL

         Modern Controls, Inc., (the "Company"), designs, manufactures, markets, services products and provides consulting primarily for specialized applications in the measurement and analytical instrument and services markets, including detection, sample preparation, measurement, and monitoring instruments and services used to analyze gases and chemical compounds. The Company's principal business strategy is to employ its product development and technological capabilities, manufacturing processes, and marketing skills in market niches where the Company can successfully penetrate the market and then pursue a strategy to become a leader in the market segment. Management continually emphasizes product innovation, product performance, quality improvements, cost reductions and other value adding activities. Although some of the markets for the Company's products are maturing, the Company seeks growth opportunities through technological and product improvement and by acquiring and developing new products that can be sold through its distribution channels.

         The Company's principal executive offices are located at 7500 Boone Avenue North, Minneapolis, Minnesota 55428 and its telephone number is (612) 493-6370.

         (b)      DEVELOPMENT OF THE COMPANY

         Modern Controls, Inc. was incorporated in February 1966 and was involved in the commercialization of technology developed for the measurement of water vapor through various materials. The Company historically has expanded through internal development of new products and technologies, the acquisition of product lines, technology or companies, and licensing of products or technology. During the past year, the Company has completed complementary acquisitions that have provided additional technologies, products and product development expertise.

         On January 28, 1998, the Company acquired Microanalytics Instrumentation Corp. ("Microanalytics"), located near Austin, Texas. Microanalytics produces ancillary gas chromatographic ("GC") instrumentation and services with emphasis on multidimensional gas chromatography. A variety of GC specific applications have been developed by Microanalytics personnel ranging from petroleum and petrochemical purity assay to aroma and off-odor analysis for the food and packaging fields.

         On December 7, 1998, the Company acquired Lab Connections, Inc. ("Lab Connections"), located near Boston, Massachusetts. Lab Connections manufactures hardware and software interfaces that combine the separations capability of chromatography with the power to identify individual components by spectroscopy. Lab Connections is a global specialty analytical instrument and software company focused on laboratory measurements of commercial importance. Lab Connection's products extend and enhance customers' productivity and their ability to obtain crucial knowledge regarding the identification, composition and configuration of complex mixtures. Typical applications are in the analysis of polymers and adhesives.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

         The Company develops, manufactures, markets, and services measurement, analytical, monitoring, sample preparation and consulting products used to detect, measure, and analyze gases and chemical compounds.

         PERMEATION PRODUCTS

         Permeation products consist of systems and services designed to measure the rate of transmission of various gases and vapors through packages and various materials. These products are designed to perform these measurements under precise temperature and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials, including manufacturers of papers, plastics and coatings, and the users of such packaging materials in the food, beverage, pharmaceutical and chemical industries. The Company also provides certain laboratory testing services utilizing the Company's permeation products. These services are primarily in the area of testing film and package permeation. Users of these services are primarily those companies with insufficient volume to warrant purchasing the Company's products or others not familiar with such equipment. Other users include companies that have purchased the Company's products but have a need for additional capacity. Permeation products accounted for approximately 60%, 69%, and 70% of the Company's consolidated sales in 1998, 1997, and 1996, respectively. Permeation instruments currently manufactured by the Company include OX-TRAN(R) systems for oxygen transmission rates, PERMATRAN-W(R) systems for water vapor transmission rates, PERMATRAN-C(TM) systems for carbon dioxide transmissions rates, and AROMATRAN(R) systems for transmission rates of volatile organics and vapors.

         WEIGHING PRODUCTS

         Weighing products manufactured by the Company are used to automatically determine the weight of pharmaceutical capsules and/or tablets and to reject those found to be out of acceptable limits. The Company's VERICAP(R) high-speed capsule weighing system runs at rates up to 2,000 capsules per minute and can be integrated into a capsule production line in pharmaceutical factories. The other weighing systems are designed for off-line use. These products are marketed primarily to the pharmaceutical industry. Weighing products accounted for approximately 19%, 15%, and 15% of the Company's consolidated sales in 1998, 1997, and 1996, respectively. Weighing instruments currently manufactured by the Company include the VERICAP(R) high-speed capsule weighing systems, the VERITAB(R) high-speed tablet weighing systems, and the AB(TM) automatic balance weighing systems for tablets or capsules.

         CONSULTING AND ANALYTICAL SERVICES

         The Company provides consulting and analytical services, on a special project basis, for customers that require unique problem solving capabilities. The Company's services may relate to absorption or diffusion of various compounds, harsh environment applications, shelf-life concerns, flavor or odor detection, contract research or special permeation applications. In providing the consulting and analytical services, the Company uses its most advanced measurement technologies, including proprietary TRANSORPTION(R) technology. The principal market for the consulting and analytical services consists of manufacturers of foods, beverages, pharmaceuticals, plastics, chemicals, electronics, and personal care products.

         HEAD SPACE ANALYZER PRODUCTS

         The Company's headspace analyzers are used to analyze the amount of oxygen and/or carbon dioxide present in the headspace of flexible and rigid food packages. Some analyzers measure the oxygen and/or carbon dioxide content in flushing gases used in modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. The headspace analyzer products currently manufactured by the Company include the PAC CHECK(TM) series of headspace analyzers and the GSA(TM) series of on-line gas stream analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.

         SAMPLE PREPARATION PRODUCTS

         The Company designs, manufactures, markets, and services sample preparation products. These products consist of hardware and software interfaces that combine the separations capability of chromatography with the power to identify individual components by spectroscopy analysis. The most time-consuming part of chemical analysis is sample preparation. Procedures, techniques, and instruments that reduce total sample preparation time are highly desirable for analysis of chemical compounds. The Company's products provide fully automatic sample collection from any Liquid Chromatograph or Gel Permeation Chromatograph in a form suitable for immediate examination by Fourier transform infra-red spectroscopy ("FTIR") and/or matrix assisted laser desorption ionization mass spectrometry ("MALDI-MS"). The principal market for these products is to analytical laboratories of polymer and adhesive manufacturers. The sample preparation products currently manufactured by the Company are the LC-Transform for interfacing to FTIR and the LC-Transform for interfacing to MALDI-MS.

         GC ANALYZER PRODUCTS

         The Company integrates its gas chromatography components with GC's to form multidimensional GC analyzer systems. Multidimensional GC analyzers represent state of the art technology in gas chromatographic separations. These systems are used in identifying compounds causing off-odors in various products, in identifying critical aroma compounds and in high purity analysis of single component matrixes. The GC analyzer products currently manufactured by the Company are the AROMATRAX(TM) systems for odor and aroma analysis and profiling, the PURI-TRAX(TM) vinyl chloride monomer purity analysis system, the VAPO-JECT(TM) automated vaporizing injector system for permanent and liquefied petroleum gases, and the REACTRAX(TM) benchscale microreactor system for modeling production scale chemical reactions. The principal markets for the GC analyzer products consists of food, beverage, petroleum, chemical and petrochemical manufacturers. The Company does not manufacture gas chromatographs but purchases such components from Hewlett-Packard Company pursuant to a Channel Partner arrangement.

         GAUGING PRODUCTS

         The Company's gauging products use capacitance technology to measure the thickness of thin films and coatings in laboratories. These gauges measure all types of non-metallic materials, with very repeatable gauge readings at thickness resolutions up to one millionth of an inch. Software packages allow the display of each material's profile and provide analysis of the related data. The principal market for the gauging portion of this product group is made up of manufacturers of plastic films. The Company currently manufactures the PROFILER(R) 140E laboratory gauge.

         LEAK DETECTION PRODUCTS

         The leak detection products manufactured by the Company detect leaks in pouches, blister packs and a wide range of other packages. The principal market for these products includes packagers of food, pharmaceuticals and sterile medical supplies. The Company manufactures two types of leak detection instruments. One is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package. The carbon dioxide may be present in the headspace of the package or forced inside the package by carbon dioxide pressurization. The second instrument detects leaks and checks for seal integrity by applying and measuring pressure within the packages.

COMPETITION

         The Company experiences competition in both foreign and domestic markets from one or more competitors with respect to all of its products and services. The Company competes with several others in the design, manufacture and sale of its measurement, analytical, monitoring, sample preparation and consulting products. The principal competitive factors are product technology and performance, quality and reliability, sales and marketing ability, product support, delivery, and price. Some of the Company's competitors have greater assets and resources than the Company and some are smaller than the Company. Some of the Company's larger competitors may have greater financial resources, stronger marketing organizations, broader product lines and other resources than those of the Company.

MANUFACTURING AND SUPPLIES

         The Company manufactures products at three locations in the United States. The Company's manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, calibration, and validation of systems. Certain components are currently purchased from single source suppliers. An interruption of one of these sources could result in delays in the Company's production while the Company developed an alternative supplier and could result in a loss of sales and income. There are other single source components for which the Company has determined that other sources are readily available. The Company has experienced no significant production delays because of a supplier's inability to ship an acceptable component.

MARKET RISK MANAGEMENT

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

         The Company currently sells its products and services in United States dollars; accordingly, the exposure to foreign currency exchange risk is minimal.

BACKLOG

         The Company had a total backlog of approximately $1,952,000 as of December 31, 1998 for all of its products as compared to approximately $398,000 and $3,148,000 as of December 31, 1997 and 1996, respectively. The Company anticipates filling all of the current backlog in 1999.

PATENTS AND LICENSES

         Generally, the Company believes that the protection afforded by patent rights is important to its business and it will continue to seek patent protection for its technology and products. The Company has required certain employees and consultants to assign to the Company all inventions which are conceived and developed during their employment, except to the extent prohibited by applicable law. The Company holds both United States and international patents and has both U.S. and international patents pending. The Company currently holds 31 U.S. patents and 24 international patents. In addition, the Company holds license rights under five U.S. patents subject to royalty payments and/or minimum required royalties. These patents and licenses will expire during the period from 1999 through 2018.

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

         The Company also owns or has applied for certain trademarks which protect and identify its products, including the trademark MOCON(R), which the Company has designated as a house trademark under which all its products manufactured at its headquarters are sold, and the trademarks and servicemarks VERICAP(R), OX-TRAN(R), PERMATRAN-W(R), PROFILER(R), COULOX(R), HERSCH(R), VERITAB(R), AROMATRAN(R), SKYE(R), PAC CHECK 200(R), LC-Transform(R) and TRANSORPTION(R). The Company's trademarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended.

RESEARCH AND DEVELOPMENT

         The Company incurred expenses of approximately $1,061,000, $1,016,000 and $1,216,000 during the fiscal years ended December 31, 1998, 1997 and 1996, respectively, for research and development of its products. Research and development costs were 7% of sales for the fiscal year ended December 31, 1998 and were 6% and 8%, respectively, for the preceding two fiscal years. For the foreseeable future, the Company expects to allocate, on an annual basis, approximately 6% to 8% of sales to research and development.

WORKING CAPITAL PRACTICES

         The Company maintains inventory levels in its product groups consistent with projected sales. The Company's standard domestic payment terms are net 30 days. International sales are transacted pursuant to letters of credit in some cases. The Company generally warrants its products for one year from the date of shipment. There have been few instances when the Company was required to accept the return of merchandise that failed to comply with the Company's warranty.

FOREIGN AND DOMESTIC MARKETING

         The Company markets its products and services, provides support services, and distributes expendables and accessories required to support the operation of the products. The Company sells its products in the United States and Canada through a direct sales channel to end-users. A network of independent representatives serves the Company's foreign markets. To the Company's knowledge, no independent sales representative of the Company sells a material amount of products manufactured by the Company's competitors.

         The Company's wholly owned subsidiary, MoCon FSC, Inc., a Barbados corporation ("FSC") carries out all the foreign distribution of the Company's products. The Company acts as the selling agent of FSC.

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

         For information concerning the Company's export sales by geographic area, see Note 9 of the Notes to Consolidated Financial Statements contained on page F-16. Although no single customer accounts for 10% or more of the Company's consolidated revenues and the Company does not believe that the loss of any single customer would have a material adverse effect on the Company, one of the Company's independent representatives accounted for approximately 14% of the Company's sales in fiscal 1998. For additional information concerning sales by such independent representatives, see Note 9 of the Notes to Consolidated Financial Statements contained on page F-16. The Company's business is not seasonal in nature.

EMPLOYEES

         As of December 31, 1998, the Company had 91 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality and non-compete agreements with its employees. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

         The Company leases 54,000 square feet of office, engineering, laboratory, and production space in Minnesota, Massachusetts, and Texas. Management believes that the Company's facilities are generally adequate for its present operations and that suitable space is readily available if any of such leases are not extended.

         The Company headquarters and operations occupy approximately 47,200 square feet of space in Minneapolis, Minnesota. The current lease expires in June 2005.

         Microanalytics' operations occupy approximately 2,400 square feet of space in the metropolitan area of Austin, Texas. This space is leased until January 2002.

         Lab Connections' operations occupy approximately 4,400 square feet of space near Boston, Massachusetts. This space is leased until June 1999.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 4a. EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held, as of February 20, 1999, are as follows:

                                                                                                             Executive
       Name                          Age                              Title (1)                            Officer Since
------------------------            -----      ---------------------------------------------------------   -------------
William N. Mayer (2)                  68       Chairman of the Board and Chief Executive Officer (3)           1976

Robert L. Demorest                    53       President (4)                                                   1985

Ronald A. Meyer                       48       Vice President -- Finance & Administration,                     1985
                                               Treasurer and Secretary (5)

Daniel W. Mayer (2)                   48       Executive Vice President (6)                                    1988
--------------------------------

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 18, 1999, there were 543 record holders of the Company's Common Stock. The Company's Common Stock trades on the Nasdaq Stock Market under the symbol MOCO. The following table sets forth, for the fiscal periods indicated, the high and low quotations for the Company's Common Stock as reported by the Nasdaq National Market System.

                                                  1998                                            1997
                                                  ----                                            ----
Quarter                             Low           High        Dividend               Low          High        Dividend
-------                             ---           ----        --------               ---          ----        --------
1st Quarter..................      $ 7.63       $11.63        $ .05                 $6.33      $  7.17        $ .04
2nd Quarter..................      $ 7.00       $ 9.75        $ .05                 $6.33      $  9.17        $ .04
3rd Quarter..................      $ 4.06       $ 7.50        $ .05                 $8.50      $ 10.83        $ .05
4th Quarter..................      $ 4.50       $ 5.88        $ .05                 $9.25      $ 15.00        $ .05

         The Company issued 181,344 shares in conjunction with acquisitions during the fiscal year ending December 31, 1998 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          Years Ended December 31,
                                                ---------------------------------------------------------------------------
                                                    1998           1997           1996            1995           1994
                                                    ----           ----           ----            ----           ----
                                                                    (in thousands, except per share data)
                                                ---------------------------------------------------------------------------
OPERATIONS DATA:
Sales.......................................      $15,146         $17,017        $14,768         $12,844        $10,613
Net Income..................................       $2,328          $3,728         $3,082          $2,570         $1,853
Net Income per share:
         Basic..............................       $  .37           $ .58          $ .48           $ .38          $ .26
         Diluted............................       $  .36           $ .57          $ .47           $ .38          $ .26
Dividends declared per share................       $  .20           $ .18          $ .16           $ .14          $ .13

                                                                             As of December 31,
                                                ---------------------------------------------------------------------------
                                                    1998           1997           1996            1995           1994
                                                    ----           ----           ----            ----           ----
                                                                              (in thousands)
                                                ---------------------------------------------------------------------------
BALANCE SHEET DATA:
Total Assets................................      $17,675         $17,404        $14,881         $14,770        $13,128
Long-term liabilities.......................        $  98           $   2          $  92           $ 168          $  29

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-K includes certain statements that are deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

SUMMARY

         On January 28, 1998 the Company acquired Microanalytics Instrumentation Corp. of metro Austin, Texas and on December 7, 1998 the Company acquired Lab Connections, Inc. of metro Boston, Massachusetts. The acquisitions were recorded using the purchase method of accounting and, accordingly, their results of operations have been included since the acquisition dates. Sales decreased 11 percent in 1998 compared to 1997, while net income declined 38% for the same period. The Company's financial position as of December 31, 1998 reflects an increase in working capital to $8,931,000 compared to $7,941,000 at December 31, 1997. Basic earnings per share were $0.37 in 1998, $0.58 in 1997, and $0.48 in 1996.

RESULTS OF OPERATIONS

         Net sales were $15,146,000 in 1998, compared to $17,017,000 in 1997, and $14,768,000 in 1996. The decrease in sales from 1997 to 1998 was primarily attributable to decreases in the sales volume of the Company's permeation products, offset somewhat by an increase in the sales volume of the Company's weighing products and the addition of Microanalytics in January, 1998. The increase in sales from 1996 to 1997 was due primarily to increases in the sales volume of the Company's permeation, weighing, and consulting and analytical service products. International and domestic sales each decreased 11% in 1998 to $5,624,000, and $9,522,000, respectively. In 1997, international sales increased 16% to $6,314,000 and domestic sales increased 15% to $10,703,000.

         Sales of the Company's high-end permeation products decreased in 1998 due to weakness in certain market areas. The Company is endeavoring to further penetrate this market with its lower priced, less precise multiple test station products. The Company is positioning its permeation products to address applications outside the traditional measurement barrier packages and materials. Products have been introduced to analyze high transmitting materials such as surgical gowns and diaper lining. Permeation products accounted for approximately 60%, 69%, and 70% of the Company's consolidated sales in 1998, 1997, and 1996, respectively.

         Weighing product sales increased in 1998 primarily due to sales of the VERICAP high-speed capsule weighing and sorting system. Demand for these products continues as pharmaceutical manufacturers automate quality assurance and implement 100% weight inspection of their products. Weighing products accounted for approximately 19%, 15%, and 15% of the Company's consolidated sales in 1998, 1997, and 1996, respectively.

         Consulting and Analytical Services revenues increased in 1998 as expertise in the analysis of materials expanded. Applications using the Company's most advanced technologies are positioning the Company to address other markets such as life sciences, medical and electronics. A significant portion of the revenues from these products are from customers outside of the Company's traditional measurements of barrier packages and materials.

         Sales of headspace analyzer products decreased slightly in 1998 compared to 1997. The decrease was a result of weakness in the market for analyzers. GC analyzer product sales increased in 1998 due to the acquisition of these products in 1998. GC analyzer sales are included for the whole year of 1998. Sales of sample preparation products were included for only part of the month of December 1998.

         International revenues decreased 11% to $5,624,000, or 37% of total revenue in 1998 compared to $6,314,000, or 37% of revenue in 1997, and $5,460,000, or 37% of total revenue in 1996. The Company uses a network of independent representatives to market and service its products in foreign countries. A single currency called the euro was introduced in Europe on January 1, 1999. Although MOCON sells its products in United States dollars, the increased price transparency resulting from the use of a single currency may affect the ability of its independent representatives to price products differently in the various European markets. The use of a single European currency may increase the foreign currency risks of such independent representatives and affect the prices at which products are sold.

         The gross profit margin was 65% in 1998 compared to 67% in 1997, and 68% in 1996. Over the past several years the Company's gross profit percentage has been in a range of about 62 to 67 percent of sales. The 1997 and 1996 gross profit margin was at the high end of the historical range due to reduced warranty expenses and to increasing sales volume which resulted in manufacturing efficiencies.

         Selling, general and administrative ("SG&A") expenses were $5,747,000 in 1998 or 38% of revenue, compared to $5,480,000, or 32% of revenue in 1997, and $4,517,000, or 31% of revenue in 1996. The increase in SG&A expenses from 1997 to 1998 resulted from the addition of regional sales management, the addition of sales representatives, an increase in travel and legal fees incurred to protect confidential information of the Company. The Company may continue to incur legal fees associated with this cause throughout 1999. The increase in SG&A expenses from 1996 to 1997 is due to higher commission expenses resulting from the increase in sales, an increase in sales staff, and from legal fees incurred to protect confidential information of the Company.

         Research and development expenses amounted to $1,061,000, or 7% of revenue in 1998, compared to $1,016,000, or 6% of revenue in 1997, and 1,216,000, or 8% of revenue in 1996. For the foreseeable future, the Company expects to allocate on an annual basis approximately 6 to 9 percent of sales to research and development.

         Investment income decreased to approximately $470,000 in 1998 from $712,000 in 1997. The decrease in 1998 is primarily the result of a one-time gain of approximately $235,000 realized in 1997 on the sale of equity securities, and to a lesser extent is due to a lower average yield on investments in 1998, offset somewhat by higher average investment balances in 1998 as compared to 1997. During 1996, investment income was approximately $390,000.

         The Company's provision for income taxes was 34% of income before income taxes in 1998, 1997, and 1996. Based on current operating conditions and income tax laws, the Company expects the tax rate for 1999 to be in the range of 33 to 35%.

         Net income was $2,328,000 in 1998 compared to $3,728,000 in 1997, and $3,082,000 in 1996. Basic net income per share was $.37 per share in 1998 compared to $.58 per share in 1997, and $.48 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash, temporary cash investments and marketable securities decreased $1,549,000 during 1998 to $9,375,000. The decrease is primarily attributable to repurchases of the Company's common stock during the period totaling approximately $2,022,000 and the acquisition of Lab

Connections, Inc., offset by the Company's 1998 net income. In addition to funding its operations and acquisitions in 1998, the Company used its cash resources to pay dividends totaling $1,272,000.

         Cash flow from operations has historically been sufficient to meet liquidity requirements, capital expenditures and research and development costs. Cash flow from operations totaled $3,222,000, $2,686,000 and $3,638,000 in 1998,
1997 and 1996, respectively.

         The Company has no long-term debt and has no material commitments for capital expenditures as of December 31, 1998. The Company's plant and equipment does not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

CERTAIN IMPORTANT FACTORS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         CHANGING PRICES/EFFECT OF INFLATION. Inflation has not had a material impact on the Company's operations. The prices of some components purchased by the Company have increased in the past several years due in part to decreased volume. Certain other material and labor costs have increased, but the Company believes that such increases are approximately consistent with overall inflation rates. The Company believes that competition based on price is a significant factor affecting its customers' buying decisions. There is no assurance that the Company can pass along cost increases in the form of price increases or sustain profit margins that have been achieved in prior years.

         GROWTH POTENTIAL. The analytical and measurement instrument markets in which the Company operates have been somewhat flat in recent years. The Company has identified a number of strategies it believes will allow it to grow its business, including developing new products and technologies, developing new applications for its technologies, acquiring complementary businesses or product lines, and strengthening its sales force. No assurance can be given that the Company will be able to successfully implement these strategies, or that these strategies will result in growth of the Company's business.

         ACQUISITION STRATEGY. One of the Company's growth strategies is to supplement its internal growth with the acquisition of businesses and technologies that complement or augment the Company's products. Certain businesses recently acquired by the Company have produced net operating losses or low levels of profitability. In addition, businesses that the Company may seek to acquire in the future may also be marginally profitable or unprofitable. In order for any acquired business to achieve the level of profitability desired by the Company, the Company must successfully change operations of the acquired companies and improve their market penetration. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance any such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to the Company and may result in dilution to the Company's shareholders.

         TECHNOLOGICAL CHANGE, OBSOLESCENCE, AND THE DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS. The market for the Company's products and services is characterized by rapid and significant technological change and evolving industry standards. New product introductions responsive to these factors require significant planning, design, development and testing at the technological, product, and manufacturing process levels, and may render existing products and technologies uncompetitive or obsolete. There can be no assurance that the Company's products will not become uncompetitive or obsolete. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations or standards written specifically for older technologies and general unfamiliarity of users with new technologies.

         DEPENDENCE ON CAPITAL SPENDING POLICIES AND GOVERNMENT FUNDING. The Company's customers include pharmaceutical, food, and chemical companies, laboratories, government agencies, and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for the Company's products. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales could have a material adverse effect on the Company's business and results of operations.

         INTERNATIONAL SALES. Sales outside the United States accounted for approximately 37% of the Company's revenues in 1998, 1997 and 1996. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

         COMPETITION. The Company encounters and expects to continue to encounter competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product performance, price, reliability, and customer service. The Company's competitors include large multinational corporations and their operating units. Some of the Company's competitors have substantially greater financial, marketing, and other resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

         PROTECTION, DEFENSE, AND USE OF INTELLECTUAL PROPERTY. The Company holds patents relating to various aspects of its products and believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology, and in the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

         FLUCTUATION OF STOCK PRICE. The Company believes factors such as announcements of new products by the Company or its competitors, quarterly fluctuations in the Company's financial results, customer contract awards, developments in regulation and general conditions in the various markets where the Company's products are sold have caused and are likely to continue to cause the market price of the Company's common stock to fluctuate substantially. In addition, instrumentation company stocks have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of the Company's common stock.

YEAR 2000 IMPACT

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information, including correct leap-year recognition, at or after the year 2000. This is commonly referred to as the "Year 2000" problem. The Company is evaluating its situation in regard to the potential impact of the Year 2000 problem on its business.

         INTERNAL SYSTEMS. The Company is evaluating and reviewing all the Company's internal systems that could pose Year 2000 risks in order to correct issues as they are identified. This includes information technology (IT) and non-IT systems. Although the assessment is still underway, management currently believes that all material internal systems will be compliant by the Year 2000 and that the cost to address the issues will not have a material adverse impact on the Company's results of operations and consolidated financial condition. However, there can be no assurance that unforeseen difficulties or costs will not arise.

         VENDORS. The Company is in the process of contacting its critical suppliers and other vendors to determine if they will be able to provide the Company with products and services through the change to 2000, and if the products and services that they provide to the Company are Year 2000 compliant. The Company will attempt to lessen its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans where applicable. However such failure, including failure of any contingency plans, could have a material adverse impact on the Company's results of operations and consolidated financial condition.

         COMPANY PRODUCTS. Management believes that all of the Company's products shipped after 1998 are and will continue to be Year 2000 compliant. Information regarding the Year 2000 status of products shipped prior to 1999 may be obtained via the Company's web site at www.mocon.com.

         Although the Company is not dependent on any single customer, the Company does have significant sales in certain industries, including the food, polymer, paper and pharmaceutical industries. A significant Year 2000 related disruption in these or other industries into which the Company sells, could have a material adverse impact on the Company's results of operations and consolidated financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and Independent Auditors' Report are included on pages F-1 to F-17 of this Form 10-K and are incorporated herein by reference.

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                      (in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------
                                                                    Quarter
                                   1st                    2nd                     3rd                    4th
------------------------- ---------------------- ----------------------- ---------------------- ---------------------
1998
Net Sales                 $        3,547         $         3,796         $         3,861        $       3,942
Gross Profit              $        2,304         $         2,434         $         2,559        $       2,568
Net Income                $          500         $           397         $           716        $         715
Net Income
  Per Share
     Basic                $         0.08         $          0.06         $          0.11        $        0.11
     Diluted              $         0.08         $          0.06         $          0.11        $        0.11


1997
Net Sales                 $        4,064         $         4,189         $         4,342        $       4,422
Gross Profit              $        2,740         $         2,847         $         2,934        $       2,920
Net Income                $          960         $           884         $           945        $         938
Net Income
  Per Share
     Basic                $         0.15         $          0.14         $          0.15        $        0.15
     Diluted              $         0.15         $          0.14         $          0.15        $        0.14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         (a)      DIRECTORS OF THE COMPANY

         The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 1999 Proxy Statement is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company."

         (b)      COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Election of Directors -- Other Information About Nominees" in the Company's 1999 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.  FINANCIAL STATEMENTS:

         The following Consolidated Financial Statements of the Company and its subsidiaries are included herein:

                                                                            Page

        Independent Auditors' Report.........................................F-1

        Consolidated Balance Sheets as of December 31, 1998 and 1997.........F-2

        Consolidated Statements of Income for the years ended
        December 31, 1998, 1997 and 1996.....................................F-3

        Consolidated Statements of Stockholders' Equity and Comprehensive
        Income for the years ended December 31, 1998, 1997 and 1996..........F-4

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996.....................................F-5

        Notes to Consolidated Financial Statements...........................F-6

                  2.       FINANCIAL STATEMENT SCHEDULES:

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


          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
Modern Controls, Inc.:

Under date of February 19, 1999, we reported on the consolidated balance sheets of Modern Controls, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in this annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                                                       /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 19, 1999

                                   SCHEDULE II

                     MODERN CONTROLS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                                       Balance at       Charged to                         Balance
                                                        beginning        costs and      Deductions          at end
                    Description                          of year         expenses           (1)            of year
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
   allowance for doubtful accounts                      $163,000           11,000          15,000           159,000

Year ended December 31, 1997
   allowance for doubtful accounts                      $155,000            9,000           1,000           163,000

Year ended December 31, 1996
   allowance for doubtful accounts                      $132,000           25,000           2,000           155,000

(1) Bad debts written off.

Year ended December 31, 1998
   allowance for inventory obsolescence                 $188,000           72,000          75,000           185,000

Year ended December 31, 1997
   allowance for inventory obsolescence                 $230,000          106,000         148,000           188,000

Year ended December 31, 1996
   allowance for inventory obsolescence                 $221,000          228,000         219,000           230,000

(1) Inventory written off.

Year ended December 31, 1998
   allowance for product warranties                     $199,000          315,000         263,000           251,000

Year ended December 31, 1997
   allowance for product warranties                     $190,000          260,000         251,000           199,000

Year ended December 31, 1996
   allowance for product warranties                     $163,000          260,000         233,000           190,000

(1) Expenses written off.

                  3.       EXHIBITS

         The exhibits to this Report are listed in the Exhibit Index.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 26, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Modern Controls, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn.: Shareholder Information.

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

         B. 1990 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-42255)).

         C. 1992 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-49752)).

         D. 1998 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-58789)).

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

         (b)      REPORTS ON FORM 8-K

         During the fourth quarter of the fiscal year ended December 31, 1998, the Company filed a report on Form 8-K under Item 2 to disclose the acquisition by the Company's wholly-owned subsidiary, MOCON Acquisition Corporation, of all of the issued and outstanding shares of capital stock of Lab Connections, Inc. pursuant to an Agreement and Plan of Merger (File No. 0-9273). No financial statements were filed with this report.

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


Date:  March 29, 1999               MODERN CONTROLS, INC.

                                    By:/s/  William N. Mayer
                                       -----------------------------------------
                                       William N. Mayer, Chief Executive Officer
                                       (principal executive officer)

                                    By:/s/  Ronald A. Meyer
                                       -----------------------------------------
                                       Ronald A. Meyer, Vice President --
                                       Finance & Administration,
                                       Treasurer and Secretary
                                       (principal financial and accounting
                                       officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 29, 1999.

                                      Signature and Title
                                      -------------------

                                      /s/  William N. Mayer
                                      -----------------------------------------
                                      William N. Mayer, Chairman of the Board

                                      /s/  Robert L. Demorest
                                      -----------------------------------------
                                      Robert L. Demorest, President and Director

                                      /s/  Richard A. Proulx
                                      ------------------------------------------
                                      Richard A. Proulx, Director

                                      /s/  Paul L. Sjoquist
                                      ------------------------------------------
                                      Paul L. Sjoquist, Director

                                      /s/  Dean B. Chenoweth
                                      ------------------------------------------
                                      Dean B. Chenoweth, Director

                                      /s/  J. Leonard Frame
                                      ------------------------------------------
                                      J. Leonard Frame, Director

                                      /s/  Tom C. Thomas
                                      ------------------------------------------
                                      Tom C. Thomas, Director

                              MODERN CONTROLS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


Independent Auditors' Report...............................................  F-1

Consolidated Balance Sheets................................................  F-2

Consolidated Statements of Income..........................................  F-3

Consolidated Statements of Stockholders' Equity
  and Comprehensive Income.................................................  F-4

Consolidated Statements of Cash Flows......................................  F-5

Notes to Consolidated Financial Statements.................................  F-6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Modern Controls, Inc.:

We have audited the accompanying consolidated balance sheets of Modern Controls, Inc. (the Company) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern Controls, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/  KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 19, 1999

                              MODERN CONTROLS, INC.

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997


                                                         ASSETS                            1998              1997
                                                                                   -----------------  ----------------
Current assets:
    Cash and temporary cash investments                                          $        1,352,416           763,014
    Marketable securities, current                                                        4,959,151         4,396,232
    Trade accounts receivable, less allowance for doubtful
      accounts of $159,000 in 1998 and $163,000 in 1997                                   2,124,060         2,921,456
    Other receivables                                                                       127,104           176,051
    Inventories                                                                           2,322,187         1,614,779
    Prepaid expenses                                                                        235,658           168,851
    Deferred income taxes                                                                   282,000           270,000
                                                                                   -----------------  ----------------

               Total current assets                                                      11,402,576        10,310,383
                                                                                   -----------------  ----------------

Marketable securities, noncurrent                                                         3,063,100         5,764,645

Property and equipment                                                                    3,183,576         2,668,760

Less accumulated depreciation and amortization                                            2,036,127         1,712,094
                                                                                   -----------------  ----------------

                                                                                          1,147,449           956,666
                                                                                   -----------------  ----------------

Other assets:
    Goodwill                                                                              1,070,078                --
    Technology rights and other intangibles                                                 600,000                --
    Other                                                                                   392,032           371,959
                                                                                   -----------------  ----------------

               Total other assets                                                         2,062,110           371,959
                                                                                   -----------------  ----------------

                                                                                 $       17,675,235        17,403,653
                                                                                   =================  ================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $          801,536           560,702
    Accrued compensation and vacation                                                       440,696           615,206
    Other accrued expenses                                                                  278,140           239,832
    Estimated product warranties                                                            250,858           198,924
    Accrued income taxes                                                                    382,683           432,879
    Dividends payable                                                                       317,253           321,610
                                                                                   -----------------  ----------------

               Total current liabilities                                                  2,471,166         2,369,153
                                                                                   -----------------  ----------------

Deferred income taxes                                                                        98,000             2,000
                                                                                   -----------------  ----------------

Stockholders' equity:
    Capital stock--undesignated--authorized 3,000,000 shares in 1998                             --                --
    Common stock--$.10 par value; authorized 22,000,000 shares in 1998 and
      10,000,000 shares in 1997; issued and outstanding 6,287,960 shares in
      1998 and 6,435,340 shares in 1997                                                     628,796           643,534
    Capital in excess of par value                                                          934,031            67,253
    Retained earnings                                                                    13,543,242        14,321,713
                                                                                   -----------------  ----------------

               Total stockholders' equity                                                15,106,069        15,032,500

Commitments and contingencies (note 5)
                                                                                   -----------------  ----------------

                                                                                $       17,675,235         17,403,653
                                                                                   ================   ================

The accompanying notes are an integral part of these consolidated financial statements.

                              MODERN CONTROLS, INC.

                        Consolidated Statements of Income

                  Years ended December 31, 1998, 1997, and 1996


                                                       1998            1997             1996
                                                   --------------  --------------   --------------
Sales                                               $15,146,368      17,016,978       14,767,773

Cost of sales                                         5,282,055       5,575,966        4,755,942
                                                     -----------  --------------   --------------

             Gross profit                             9,864,313      11,441,012       10,011,831
                                                     -----------  --------------   --------------

Selling, general, and administrative expenses         5,747,232       5,479,722        4,516,883

Research and development expenses                     1,060,883       1,015,975        1,216,493

Investment income                                      (470,411)       (711,713)        (390,407)
                                                     -----------  --------------   --------------

                                                      6,337,704       5,783,984        5,342,969
                                                     -----------  --------------   --------------

             Income before income taxes               3,526,609       5,657,028        4,668,862

Income taxes                                          1,199,000       1,929,000        1,587,000
                                                     -----------  --------------   --------------

             Net income                             $ 2,327,609       3,728,028        3,081,862
                                                     ===========  ==============   ==============

Net income per common share:
    Basic                                           $       .37             .58              .48
                                                     ===========  ==============   ==============

    Diluted                                         $       .36             .57              .47
                                                     ===========  ==============   ==============

Weighted average shares outstanding:
    Basic                                             6,358,963       6,418,731        6,447,201
                                                     ===========  ==============   ==============

    Diluted                                           6,397,847       6,487,806        6,490,688
                                                     ===========  ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                              MODERN CONTROLS, INC.

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1998, 1997, and 1996

                                               COMMON STOCK                                      OTHER
                                          ---------------------    CAPITAL IN                COMPREHENSIVE
                                             NUMBER                EXCESS OF     RETAINED       INCOME
                                           OF SHARES    AMOUNT      PAR VALUE     EARNINGS       (LOSS)            TOTAL
                                          ----------- ----------  ------------   ----------  ----------------    ----------
Balance, December 31, 1995                  6,661,620  $ 666,162           --     11,535,751         295,000     12,496,913

    Stock options exercised                     2,457        246        10,606           --               --         10,852
    Purchase and retirement
       of common stock                       (253,113)   (25,312)       (5,149)   (1,846,581)             --     (1,877,042)
    Dividends declared
       ($.16 per share)                            --         --            --    (1,018,919)             --     (1,018,919)

    Net unrealized loss on non-
       current marketable equity
       securities, net of income taxes             --         --            --           --          (100,000)     (100,000)
    Net income                                     --         --            --     3,081,862              --      3,081,862
                                                                                                                 ----------

    Total comprehensive income                                                                                    2,981,862
                                           ----------- ----------  ------------   ----------  ----------------   ----------

Balance, December 31, 1996                  6,410,964    641,096         5,457    11,752,113         195,000     12,593,666

    Stock options exercised                    45,994      4,599       286,865           --               --        291,464
    Purchase and retirement
       of common stock                        (21,618)    (2,161)     (225,069)       (1,946)             --       (229,176)
    Dividends declared
       ($.18 per share)                            --         --            --    (1,156,482)             --     (1,156,482)

    Net unrealized loss on non-
       current marketable equity
       securities, net of income taxes             --         --            --            --         (195,000)     (195,000)
    Net income                                     --         --            --     3,728,028               --     3,728,028
                                                                                                                 ----------

    Total comprehensive income                                                                                    3,533,028
                                           ----------- ----------  ------------   ----------  ----------------   ----------

Balance, December 31, 1997                   6,435,340    643,534        67,253   14,321,713               --    15,032,500

    Stock options exercised                     34,645      3,465        91,289       71,000               --       165,754
    Purchase and retirement
       of common stock                        (363,369)   (36,337)     (225,772)  (1,907,613)              --    (2,169,722)
    Dividends declared
       ($.20 per share)                             --         --            --   (1,269,467)              --    (1,269,467)
    Issuance of shares in conjunction
       with the acquisitions of
       Microanalytics Instrumentation
       Corp. and Lab Connections, Inc.         181,344     18,134     1,001,261           --               --     1,019,395

    Net income                                     --          --            --    2,327,609               --     2,327,609
                                                                                                                 ----------

    Total comprehensive income                                                                                    2,327,609
                                           ----------- ----------  ------------   ----------  ----------------   ----------

Balance, December 31, 1998                   6,287,960 $  628,796       934,031   13,543,242               --    15,106,069
                                           =========== ==========  ============   ==========  ================   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              MODERN CONTROLS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997, and 1996


                                                                                      1998            1997            1996
                                                                                 --------------  --------------  --------------
Cash flows from operating activities:
    Net income                                                                    $  2,327,609       3,728,028       3,081,862
    Adjustments to reconcile net income to net cash provided by operating activities:
      Loss (gain) on disposition of long-term assets                                    19,401        (145,758)         14,486
      Depreciation and amortization                                                    378,887         302,304         255,695
      Deferred income taxes                                                             (7,000)         60,000         (11,000)
      Changes in operating assets and liabilities, net of impact of acquisitions:
         Trade accounts receivable                                                   1,094,145      (1,288,496)        144,561
         Other receivables                                                              48,947         (57,582)         (2,259)
         Inventories                                                                  (362,520)        (42,450)        (11,969)
         Prepaid expenses                                                              (43,628)         21,347          60,770
         Accounts payable                                                              125,435          (3,251)        (28,029)
         Accrued compensation and vacation                                            (194,730)        131,330          78,409
         Other accrued expenses                                                       (149,525)        (81,141)         45,890
         Estimated product warranties                                                   36,466           8,519          27,405
         Accrued income taxes                                                          (51,740)         52,948         (17,492)
                                                                                 --------------  --------------  --------------

                  Net cash provided by operating activities                          3,221,747       2,685,798       3,638,329
                                                                                 --------------  --------------  --------------

Cash flows from investing activities:
    Purchases of marketable securities                                              (2,744,874)     (8,117,262)     (5,888,298)
    Proceeds from sales of marketable securities at maturity                         4,883,500       5,695,408       5,888,540
    Cash paid in acquisitions, net of cash acquired                                 (1,032,642)             --              --
    Proceeds from sale of equity securities                                                 --         454,985              --
    Proceeds from sale of land                                                              --              --          59,181
    Purchases of property and equipment                                               (401,085)       (249,543)       (776,096)
    Purchases of proceeds from patents and trademarks                                  (53,179)        (24,037)        (57,831)
    Other                                                                               (6,273)         (6,302)         (6,340)
                                                                                 --------------  --------------  --------------

                  Net cash provided by (used in) investing activities                  645,447      (2,246,751)       (780,844)
                                                                                 --------------  --------------  --------------

Cash flows from financing activities:
    Proceeds from the exercise of stock options                                         17,006          63,807           7,400
    Purchase and retirement of common stock                                         (2,022,475)         (1,519)     (1,873,590)
    Dividends paid                                                                  (1,272,323)     (1,091,312)     (1,035,022)
                                                                                 --------------  --------------  --------------

                  Net cash used in financing activities                             (3,277,792)     (1,029,024)     (2,901,212)
                                                                                 --------------  --------------  --------------

                  Net increase (decrease) in cash and temporary
                    cash investments                                                   589,402        (589,977)        (43,727)

Cash and temporary cash investments:
    Beginning of year                                                                  763,014       1,352,991       1,396,718
                                                                                 --------------  --------------  --------------

    End of year                                                                   $  1,352,416         763,014       1,352,991
                                                                                 ==============  ==============  ==============

Supplemental disclosures of cash flow information:
    Cash paid during the year for income taxes                                    $  1,258,363       1,816,052       1,615,492

Supplemental schedule of noncash investing and financing activities:
    Noncash purchase and retirement of common stock                                    147,247         227,657           3,452
    Noncash exercise of stock options                                                  148,748         227,657           3,452
    Dividends accrued                                                                  317,253         321,610         256,440
    Issuance of common stock for acquisitions                                        1,019,395              --              --

The accompanying notes are an integral part of these consolidated financial statements.

                              MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Modern Controls, Inc. (the Company) operates in a single industry segment: the development, manufacturing, and marketing of measurement, analytical, monitoring, sample preparation, and consulting products used to detect, measure, and analyze gases and chemical compounds for customers in the barrier packaging, food, and pharmaceutical industries throughout the world. The following is a summary of the significant accounting policies used in the preparation of the Company's financial statements.

        (a)   PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

        (b)   STATEMENTS OF CASH FLOWS

              The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

              Temporary cash investments consist of short-term investments which are readily convertible to cash.

        (c)   MARKETABLE SECURITIES

              Marketable securities at December 31, 1998 consist of United States government obligations, municipal bonds, and certificates of deposit. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

              Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized.

              A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

              Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in income and are derived using the specific identification method for determining the cost of securities sold.


                                      F-6                            (Continued)

                              MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

        (d)   INVENTORIES

              Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

        (e)   PROPERTY AND EQUIPMENT

              Property and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred and significant renewals and betterments are capitalized.

        (f)   INTANGIBLE ASSETS

              Intangible assets are carried at cost less accumulated amortization and consist of goodwill, technology rights, patents, and trademarks. Goodwill represents the excess of the purchase price over the fair value of assets acquired. Costs incurred in connection with applications for new patents are deferred until a final determination, with respect to the application, is made by appropriate regulatory agencies. Costs of patents abandoned are charged to income in the period of abandonment. Goodwill and technology rights are amortized on a straight-line basis over 7 to 10 years. Patent costs are amortized over the lesser of 17 years or their estimated useful lives using the straight-line method. Trademarks are amortized over five years.

        (g)   INCOME TAXES

              The Company uses the asset and liability method for computing its deferred taxes. Under the asset and liability method, deferred taxes are based on the difference between the financial statement and tax basis of assets and liabilities and the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense represents the change in deferred tax assets and liabilities during the year.

        (h)   USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                      F-7                            (Continued)

                              MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

        (i) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

              The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        (j)   FAIR VALUE OF FINANCIAL INSTRUMENTS

              The Company's financial instruments are recorded in its consolidated balance sheet. The carrying amount for cash and temporary cash investments, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair values of investments in marketable securities are based on quoted market prices and are summarized in note 2.

        (k)   REVENUE RECOGNITION

              Revenue is recognized upon shipment of product or upon completion of services.

        (l)   ADVERTISING COSTS

              The Company incurs advertising costs associated with trade shows, print advertising, and brochures. Such costs are charged to expense as incurred. Advertising expense was $219,000, $219,000, and $236,000 in 1998, 1997, and 1996, respectively.

        (m)   NET INCOME PER COMMON SHARE

              Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and dilutive potential common shares outstanding during the year.

        (n)   STOCK-BASED EMPLOYEE COMPENSATION

              The Company uses the intrinsic-value method for employee stock-based compensation pursuant to APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company adopted the disclosure provisions for employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.


                                      F-8                            (Continued)

                              MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

        (o)   RECLASSIFICATIONS

              Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

        (p)   COMPREHENSIVE INCOME

              During 1998, the Company implemented SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and displaying the components of comprehensive income. The impact to the financial statements is limited primarily to the impact of unrealized holding gains and losses on available-for-sale securities.

        (q)   NEW ACCOUNTING PRONOUNCEMENTS

              During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2000; earlier application is permitted. The Company is currently in the process of evaluating the impact of this statement. Its adoption is not expected to materially impact the Company's financial condition or results of operations.


                                      F-9                            (Continued)

                              MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

        (2)   MARKETABLE SECURITIES

              The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 1998 and 1997 were as follows:


                                                                              1998
                                               -------------------------------------------------------------------
                                                                     GROSS            GROSS
                                                                   UNREALIZED       UNREALIZED
                                                 AMORTIZED          HOLDING          HOLDING
                                                    COST             GAINS            LOSSES         FAIR VALUE
                                               ---------------   ---------------  ---------------   --------------
               Available-for-sale:
                   Municipal bonds           $       585,000                --               --           585,000
                                               ---------------   ---------------  ---------------   --------------

                                             $       585,000                --               --           585,000
                                               ===============   ===============  ===============   ==============

               Held-to-maturity:
                   Municipal bonds           $     6,498,382         38,014          (3,464)           6,532,932
                   Other securities                  938,869          1,424            (264)             940,029
                                               ---------------   ---------------  ---------------   --------------

                                             $     7,437,251         39,438          (3,728)           7,472,961
                                               ===============   ===============  ===============   ==============



                                                                              1997
                                               -------------------------------------------------------------------
                                                                     GROSS            GROSS
                                                                   UNREALIZED       UNREALIZED
                                                 AMORTIZED          HOLDING          HOLDING
                                                    COST             GAINS            LOSSES         FAIR VALUE
                                               ---------------   ---------------  ---------------   --------------

               Held-to-maturity:
                   Municipal bonds           $     9,130,249         33,679            (674)           9,163,254
                   Other securities                1,030,628          2,090            (263)           1,032,455
                                               ---------------   ---------------  ---------------   --------------

                                             $    10,160,877         35,769            (937)          10,195,709
                                               ===============   ===============  ===============   ==============

              Other securities consist primarily of U.S. government obligations and marketable certificates of deposit.


                                      F-10                           (Continued)

                             MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

        Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows at December 31, 1998 and 1997:

                                                              1998                                1997
                                                 --------------------------------   ---------------------------------
                                                   AMORTIZED                          AMORTIZED
                                                      COST          FAIR VALUE           COST           FAIR VALUE
                                                 ---------------  ---------------   ---------------   ---------------
            Available-for-sale:
                Municipal bonds                $       585,000          585,000                --               --
                                                 ---------------  ---------------   ---------------   ---------------

                                               $       585,000          585,000                --               --
                                                 ===============  ===============   ===============   ===============

            Held-to-maturity:
                Due within one year            $     4,374,151        4,393,997         4,396,232        4,411,573
                Due after one through
                   five years                        3,063,100        3,078,964         5,764,645        5,784,136
                                                 ---------------  ---------------   ---------------   ---------------

                                               $     7,437,251        7,472,961        10,160,877       10,195,709
                                                 ===============  ===============   ===============   ===============

  (3)   INVENTORIES

        The major components of inventories are as follows:

                                                                          1998            1997
                                                                      -------------   -------------

                              Finished products                     $     330,812          169,823
                              Work-in-process                             836,043          571,991
                              Raw materials                             1,155,332          872,965
                                                                      -------------   -------------

                                                                    $   2,322,187        1,614,779
                                                                      =============   =============

  (4)   PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                                                               ESTIMATED
                                                                1998            1997         USEFUL LIVES
                                                            -------------   -------------   ----------------

                     Machinery and equipment              $   2,289,632        1,832,599    3 to 10 years
                     Office equipment                           519,511          500,038    2 to 15 years
                     Leasehold improvements                     286,021          280,270    1 to  5 years
                     Vehicles                                    88,412           55,853    3 to  5 years
                                                            -------------   -------------

                                                          $   3,183,576        2,668,760
                                                            =============   =============

         Depreciation and amortization of property and equipment charged to income was $336,886, $277,836, and $232,075 for the years ended December 31, 1998, 1997, and 1996, respectively.

                                      F-11                           (Continued)

                             MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

  (5)   LEASES

        The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times from May 1999 to June 2005, and require the Company to pay operating costs, including real estate taxes.

        Rental expense, including charges for operating costs, was as follows:

                                             1998         1997          1996
                                          -----------  -----------   -----------

                                         $  329,123       308,855       295,124
                                          ===========  ===========   ===========

        The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 1998:

                              YEAR ENDING DECEMBER 31:
                                  1999                            $     262,406
                                  2000                                  242,179
                                  2001                                  248,080
                                  2002                                  237,240
                                  2003                                  241,941
                                  Later years                           371,763
                                                                    ------------

                                                                  $   1,603,609
                                                                    ============

  (6)   INCOME TAXES

        The provision for income taxes consists of the following:

                                                                  1998             1997            1996
                                                              --------------   --------------  --------------
             Current tax expense:
                 Federal                                    $   1,021,000         1,636,000      1,421,000
                 State                                            185,000           233,000        177,000
                                                              --------------   --------------  --------------

                           Total current expense                1,206,000         1,869,000      1,598,000

             Deferred                                              (7,000)           60,000        (11,000)
                                                              --------------   --------------  --------------

                           Provision for income taxes       $   1,199,000         1,929,000      1,587,000
                                                              ==============   ==============  ==============


                                      F-12                           (Continued)

                             MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

        The effective income tax rate varies from the federal statutory tax rate for the following reasons:

                                                                         PERCENTAGE OF PRETAX INCOME
                                                                         FOR YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                       1998         1997          1996
                                                                    ------------  ----------   -----------
             Tax at statutory federal income tax rate                 34.0%         34.0%        34.0%
             Increases (reductions) in taxes resulting from:
                 State income taxes, net of federal benefit           3.5            2.7          2.5
                 Tax-exempt earnings of FSC                          (2.7)          (2.0)        (1.9)
                 Tax-exempt investment earnings                      (3.5)          (2.1)        (1.4)
                 Other                                                2.7            1.5           .8
                                                                    ------------  ----------   -----------

                               Effective income tax rate             34.0%          34.1%        34.0%
                                                                    ============  ==========   ===========

        The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                                  1998           1997
                                                                               ------------   ------------

                          Deferred tax assets:
                              Allowance for doubtful accounts
                                 not currently deductible                    $     57,000         59,000
                              Inventory costs not currently deductible             22,000         29,000
                              Inventory reserves                                   88,000         85,000
                              Warranty reserves                                    90,000         72,000
                              Other accruals                                       25,000         25,000
                              Net operating loss and tax credit
                                 carryforwards                                    125,000             --
                                                                               ------------   ------------

                                       Total deferred tax assets                  407,000        270,000
                                                                               ------------   ------------

                          Deferred tax liabilities:
                              Excess of tax over book depreciation                 (7,000)        (2,000)

                              Technology rights and other intangibles            (216,000)            --
                                                                               ------------   ------------

                                       Total deferred tax
                                          liabilities                            (223,000)        (2,000)
                                                                               ------------   ------------

                                       Net deferred tax asset                $    184,000        268,000
                                                                               ============   ============

        The Company has determined that establishing a valuation allowance for the deferred tax assets is not required since it is more likely than not that the deferred tax assets will be realized through future taxable income. Net operating loss and tax credit carryforwards aggregating $250,000 and $25,000, respectively, resulted from the acquisition of Lab Connections, Inc. in 1998. These carryforwards are subject to certain IRS usage limitations and begin to expire in 2012.


                                      F-13                           (Continued)

                             MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(7)     STOCKHOLDERS' EQUITY

        On May 19, 1998, the number of authorized shares of capital stock was increased from 10,000,000 shares to 25,000,000 shares, consisting of 22,000,000 shares of common stock with a $.10 par value and 3,000,000 shares undesignated as to series.

        As of December 31, 1998, the Company has reserved 463,351 shares of common stock for options that are still available for grant under the Company's stock option plans, and 302,288 shares for options that have been granted but have not yet been exercised.

        Under the plans, option exercise prices are 100% of the market value of the common stock at the date of grant, except for incentive options granted under the 1992 and 1998 Plans to persons owning more than 10% of the Company's stock, in which case the option price is 110% of the market value, and nonqualified options granted under the 1992 and 1998 Plans, which may be granted at option prices no less than 25% of the market value. Exercise periods are generally for five to ten years. Certain of the plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, the Company may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to capital in excess of par value.

        The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized with respect to the Company's stock option plans. Had compensation cost for these plans been determined based on the fair value methodology prescribed by SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      1998           1997            1996
                                                                  -------------  --------------  -------------
                 Net earnings--as reported                       $   2,327,609       3,728,028       3,081,862
                 Net earnings--pro forma                             2,202,542       3,623,892       3,042,731
                 Earnings per share--as reported:
                     Basic                                                .37             .58            .48
                     Diluted                                              .36             .57            .47
                 Earnings per share--pro forma:
                     Basic                                                .35             .56            .47
                     Diluted                                              .34             .56            .47

        The pro forma net earnings reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.


                                      F-14                           (Continued)

                             MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

        The pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996:

                                      1998            1997            1996
                                   -----------     -----------     -----------

          Dividend yield            2.25%          2.25%           2.25%
          Expected volatility         36%            31%             37%
          Risk-free interest rate    5.1%           6.2%            6.1%
          Expected lives             7.6 years      9.0 years       8.1 years

        Information regarding the Company's stock option plans for 1998, 1997, and 1996 is as follows:

                                                                                      WEIGHTED-
                                                                                       AVERAGE
                                                                                   EXERCISE PRICE
                                                                     SHARES
                                                                  -------------    ----------------
             Options outstanding, December 31, 1995                  228,980       $       5.96

                 Granted                                              54,255               6.97
                 Exercised                                            (2,457)              4.42
                 Canceled or expired                                 (13,875)              7.12
                                                                  -------------    ----------------

             Options outstanding, December 31, 1996                  266,903               6.12

                 Granted                                              31,036              10.58
                 Exercised                                           (45,994)              6.29
                 Canceled or expired                                 (53,172)              8.03
                                                                  -------------    ----------------

             Options outstanding, December 31, 1997                  198,773               6.26

                 Granted                                             145,460               6.33
                 Exercised                                           (34,645)              4.78
                 Canceled or expired                                  (7,300)              8.16
                                                                  -------------    ----------------

             Options outstanding, December 31, 1998                  302,288       $       6.42
                                                                  =============    ================

                                                                 1998         1997          1996
                                                              -----------   ----------   -----------

             Weighted-average fair value of options,
                 granted during the year                    $  2.38           3.80         2.77

             Weighted-average exercise price of  options,
             exercisable at end of year                        6.17           5.99         6.23

             Options exercisable                              147,809       119,442      107,740

                                      F-15                           (Continued)

                             MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(8)     INCOME PER COMMON SHARE

        The following table presents a reconciliation of the denominators used in the computation of net income per common share--basic and net income per common share--diluted for the years ended December 31, 1998, 1997, and 1996:

                                                                   1998                1997                 1996
                                                             ------------------  ------------------   -----------------
             Weighted shares of common stock
             outstanding--basic                                   6,358,963           6,418,731            6,447,201

             Weighted shares of common stock     assumed
             upon exercise of stock     options
                                                                     38,884              69,075               43,487
                                                             ------------------  ------------------   -----------------

             Weighted shares of common stock
             outstanding--diluted                                 6,397,847           6,487,806            6,490,688
                                                             ==================  ==================   =================

        The following represents securities outstanding at December 31, 1998, 1997, and 1996, which have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive:

                                                                   1998                1997                 1996
                                                             ------------------  ------------------   -----------------

             Options                                                166,110                  --               63,628

  (9)   SALES

        Export sales were $5,624,038, $6,314,227, and $5,460,339 in 1998, 1997, and 1996, respectively. Of the export sales, $2,065,199, $2,450,013, and $1,910,265 in 1998, 1997, and 1996, respectively, were to customers in Western Europe. Sales to customers in Japan were $1,379,742, $1,651,983, and $1,619,542 for 1998, 1997, and 1996, respectively. The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 14%, 16%, and 16% of sales in 1998, 1997, and 1996, respectively. Another independent representative accounted for approximately 8%, 11%, and 12% of sales in 1998, 1997, and 1996, respectively.

 (10)   SAVINGS AND RETIREMENT PLAN

        The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company's contributions to this plan in 1998, 1997, and 1996 were $31,122, $29,572, and $25,608, respectively.


                                      F-16                           (Continued)

                             MODERN CONTROLS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(11)    ACQUISITION

        On December 7, 1998, the Company acquired Lab Connections, Inc. (LabCon), a manufacturer of instruments used to automate sample preparation from liquid chromatography for analysis by spectroscopy, of Marlborough, Massachusetts. Under the terms of the agreement, the Company exchanged $1,112,882 and 174,994 shares of the Company's common stock with a market value of approximately $951,530 for all of the capital stock of LabCon. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations of LabCon have been included in the results of operations since the date of acquisition. The purchase price has been allocated to the net assets acquired based on estimated fair market values at the date of acquisition. The cost of acquired intangible assets will be amortized on a straight-line basis over 7 to 10 years. In addition, the Company acquired Microanalytics Instrumentation Corp. (Micro) on January 28, 1998 for aggregate consideration of $92,875 payable in common stock and cash. The estimated fair values of assets and liabilities acquired in these acquisitions are summarized as follows:

                                                                   TOTAL
                                                             ------------------

             Cash                                          $       105,250
             Net current assets                                    324,352
             PPE                                                   126,584
             Goodwill                                            1,087,101
             Deferred tax assets                                   125,000
             Tech. rights                                          600,000
             Other assets                                            5,000
             Deferred tax liabilities                             (216,000)
                                                             ------------------

                                                           $     2,157,287
                                                             ==================

        The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of LabCon and Micro had occurred as of the beginning of fiscal 1998 and 1997. Pro forma adjustments consist primarily of realization of tax benefits resulting from operating losses and goodwill and other intangible amortization:

                                                   1998              1997
                                               --------------   ----------------

             Net sales                       $    16,558,277       18,961,648
             Net income                            2,001,721        3,675,813

             Net income per common share:
                   Basic                           0.31              0.56
                   Diluted                         0.31              0.55

                                               MODERN CONTROLS, INC.

                                         Exhibit Index to Annual Report On
                                                     Form 10-K
                                      For Fiscal Year Ended December 31, 1998


   Item                                                                                                   Method of
    No.                                                Item                                                Filing
------------       -----------------------------------------------------------------------------       ----------------
3.1                Restated Articles of Incorporation of the Company                                         (1)

3.2                Amendment to Restated  Articles of Incorporation  of the Company,  effective
                   May 27, 1987                                                                              (2)

3.3                Amendment to Restated  Articles of Incorporation  of the Company,  effective
                   June 28, 1991                                                                             (3)

3.4                Amendment to Restated  Articles of Incorporation  of the Company,  effective
                   May 21, 1998                                                                              (11)

3.5                Third Restated Bylaws of the Company                                                      (4)

10.1               Office/Warehouse Lease, dated July 29, 1994                                               (5)

10.2               Office/Warehouse Lease Extension, dated June 6, 1997                                      (8)

10.3               Employee Stock Option Plan, as amended                                                    (7)

10.4               1990 Non-Employee Director Stock Option Plan                                              (3)

10.5               1992 Stock Option Plan                                                                    (6)

10.6               1998 Stock Option Plan                                                                    (9)

10.7               Compensation  Committee resolutions setting forth the Incentive Compensation
                   Plan for fiscal 1997, 1998 and 1999                                                       (7)

10.8               Paired Profit Sharing Plan effective July 1, 1996                                         (7)

10.9               Confidentiality  Agreement,  dated June 3, 1983,  between  the  Company  and
                   William N. Mayer                                                                          (4)

10.10              Agency and Service  Agreement,  dated  January 1, 1987,  between the Company
                   and MoCon FSC, Inc.                                                                       (4)


10.11              Foreign  Sales  Corporation  Suppliers  Agreement,  dated  March  28,  1985,
                   between the Company and MoCon FSC, Inc.                                                   (4)

10.12              Agreement and Plan of Merger, dated November 20, 1998, by and among Modern Controls, Inc., MOCON Acquisition Corporation
                   and Lab Connections, Inc.                                                                 (10)

21.1               Subsidiaries of the Company                                                               (11)

23.1               Independent Auditors' Consent                                                             (11)

27.1               Financial Data Schedule for the year ended December 31, 1998                              (11)

--------------------------------

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

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-42255).

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-9273).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-9273).

(6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-49752).

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-9273).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-9273).

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-58789).

(10) Incorporated by reference to the Company's Report on Form 8-K filed on December 21, 1998 (File No. 0-9273)

(11)     Filed herewith.