Form 10-Q
period 1999-03-31
MODERN CONTROLS INC
filed 1999-05-12
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarter Ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _____________ to ____________

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

YES _X_ NO ___



6,288,170 Common Shares were outstanding as of March 31, 1999

                              MODERN CONTROLS, INC.

                               INDEX TO FORM 10-Q
                      For the Quarter Ended March 31, 1999


                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION


  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      March 31, 1999 and December 31, 1998                                  1


    Condensed Consolidated Statements of Income and Comprehensive
    Income (Unaudited)
      Three months ended March 31, 1999 and 1998                            2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months ended March 31, 1999 and 1998                            3


    Notes to Condensed Consolidated Financial Statements (Unaudited)       4-5


  Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Condition                             6-8



PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                                  9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              MODERN CONTROLS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           March 31,      December 31,
                                                             1999             1998
                                                         ------------     ------------
ASSETS
  Current assets:
    Cash and temporary cash investments                  $  2,193,317     $  1,352,416
    Marketable securities, current                          4,348,121        4,959,151
    Accounts receivable                                     2,286,498        2,124,060
    Other receivables                                         104,309          127,104
    Inventories                                             2,297,097        2,322,187
    Prepaid expenses                                          180,792          235,658
    Deferred income taxes                                     282,000          282,000
                                                         ------------     ------------
        Total current assets                               11,692,134       11,402,576
                                                         ------------     ------------

  Marketable securities, noncurrent                         3,406,420        3,063,100
                                                         ------------     ------------

  Property and equipment:                                   3,067,520        3,183,576
    Less: accumulated depreciation
          and amortization                                  1,869,956        2,036,127
                                                         ------------     ------------
      Net property and equipment                            1,197,564        1,147,449
                                                         ------------     ------------

  Other assets:
    Goodwill                                                1,043,783        1,070,078
    Technology rights and other intangibles                   585,000          600,000
    Other                                                     416,968          392,032
                                                         ------------     ------------
        Total other assets                                  2,045,751        2,062,110
                                                         ------------     ------------

          TOTAL ASSETS                                   $ 18,341,869     $ 17,675,235
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                     $    705,541     $    801,536
    Accrued compensation and vacation                         417,767          440,696
    Other accrued                                           1,636,072        1,228,934
                                                         ------------     ------------
        Total current liabilities                           2,759,380        2,471,166
                                                         ------------     ------------

  Deferred income taxes                                        92,600           98,000
                                                         ------------     ------------

  Stockholders' equity:
    Common stock - $.10 par value                             628,817          628,796
    Capital in excess of par value                            934,937          934,031
    Retained earnings                                      13,926,135       13,543,242
                                                         ------------     ------------
        Total stockholders' equity                         15,489,889       15,106,069
                                                         ------------     ------------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                          $ 18,341,869     $ 17,675,235
                                                         ============     ============

Note: The condensed consolidated balance sheet at December 31, 1998 has been summarized from the Company's audited consolidated balance sheet at that date.

                              MODERN CONTROLS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                            1999            1998
                                                        -----------     -----------
Product sales                                           $ 3,984,322     $ 3,297,379
Consulting services                                         469,401         250,057
                                                        -----------     -----------
     Total sales                                          4,453,723       3,547,436
                                                        -----------     -----------

Product sales                                             1,303,533       1,101,288
Consulting services                                         215,616         142,606
                                                        -----------     -----------
     Total cost of goods                                  1,519,149       1,243,894
                                                        -----------     -----------

Gross profit                                              2,934,574       2,303,542
                                                        -----------     -----------

Selling, general & administrative expenses                1,675,138       1,428,524

Research & development expenses                             326,733         238,134
                                                        -----------     -----------

                                                          2,001,871       1,666,658

Operating income                                            932,703         636,884

Investment income                                           103,743         119,986
                                                        -----------     -----------

Income before income taxes                                1,036,446         756,870

Income taxes                                                342,000         257,300
                                                        -----------     -----------

Net income                                              $   694,446     $   499,570
                                                        ===========     ===========

Comprehensive income                                    $   694,446     $   499,570
                                                        ===========     ===========


Net income per common share:
     Basic                                              $      0.11     $      0.08
                                                        ===========     ===========
     Diluted                                            $      0.11     $      0.08
                                                        ===========     ===========


Weighted average shares outstanding:
     Basic                                                6,288,065       6,444,698
                                                        ===========     ===========
     Diluted                                              6,292,755       6,520,653
                                                        ===========     ===========

                              MODERN CONTROLS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months
                                                                        Ended March 31,
                                                                ------------------------------
                                                                    1999              1998
                                                                ------------      ------------
Cash flows from operating activities:
   Net income                                                   $    694,446      $    499,570
   Total adjustments to reconcile
      net income to net cash provided
      by operating activities                                        379,469           516,449
                                                                ------------      ------------

   Net cash provided by operating activities                       1,073,915         1,016,019
                                                                ------------      ------------


Cash flows from investing activities:
   Purchases of marketable securities                               (969,313)       (1,600,585)
   Proceeds from sales of marketable securities                    1,237,023         1,158,169
   Other                                                            (187,253)         (301,515)
                                                                ------------      ------------

   Net cash provided by (used in) investing activities                80,457          (743,931)
                                                                ------------      ------------


Cash flows from financing activities:
   Dividends paid                                                   (317,253)         (322,416)
   Other                                                               3,782            84,872
                                                                ------------      ------------

   Net cash used in financing activities                            (313,471)         (237,544)
                                                                ------------      ------------


Net increase in cash and
   temporary cash investments                                        840,901            34,544
                                                                ------------      ------------


Cash and temporary cash investments:
   Beginning of period                                             1,352,416           763,014
                                                                ------------      ------------

   End of period                                                $  2,193,317      $    797,558
                                                                ============      ============

                              MODERN CONTROLS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented, have been made. The results of operations for the period ended March 31, 1999 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders.

Note 2 - Inventories

Inventories consist of the following:

                                          March 31,         December 31,
                                            1999                1998
                                       ------------        ------------
         Finished Products              $   290,795         $   330,812
         Work in Process                    816,020             836,043
         Raw Materials                    1,190,282           1,155,332
                                       ------------        ------------
                                        $ 2,297,097         $ 2,322,187
                                       ============        ============

Note 3 - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average of common and dilutive potential common shares outstanding during the period.

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three-month periods ended March 31, 1999, and 1998:


                                                   1999          1998
         -----------------------------------------------------------------
         Weighted shares of common stock
            outstanding - basic                    6,288,065     6,444,698

         Weighted shares of common stock
            assumed upon exercise of stock
            options                                    4,690        75,955
         -----------------------------------------------------------------
         Weighted shares of common stock
            outstanding - diluted                  6,292,755     6,520,653
         =================================================================

                              MODERN CONTROLS, INC.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


This Form 10-Q includes certain statements that are deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.


Results of Operations

Sales for the quarter ended March 31, 1999, were $4,453,723, up 26% percent from first quarter 1998 sales of $3,547,436. The increase in first quarter sales is primarily the result of increases in the sales volume of the Company's weighing products, consulting and analytical services, the acquisitions of Microanalytics and Lab Connections in January and December, 1998, respectively, and general price increases.

The Company derives its revenue from product sales and consulting services, consisting of consulting and analytical services and standard testing performed for various customers. In the first quarter of 1999, product sales were $3,984,322 and consulting services were $469,401, or 89 and 11 percent respectively, of the Company's total first quarter 1999 sales. This compares to product sales of $3,297,379 and consulting services of $250,057 in the first quarter of 1998, or 93 and 7 percent of total sales, respectively.

Gross profit was 66 percent of sales for the first quarter of 1999 and 65 percent for the first quarter of 1998. The slight increase in the gross profit margin was primarily due to efficiencies associated with increased sales volume.

Selling, general and administrative (SG&A) expenses increased approximately $247,000 or 17 percent in the first quarter of 1999 compared to the first quarter of 1998. As a percentage of sales, SG&A expenses were 38 and 40 percent of sales for the first quarter of 1999 and 1998, respectively. The increase in the dollar amount is due primarily to increases in commission and other selling expenses as a result of the increased sales, as well as the amortization expense for goodwill and other intangible assets related to the acquisition of Lab Connections.

Research and development (R&D) expenses increased approximately $89,000 or 37 percent in the first quarter of 1999 compared to the first quarter of 1998. As a percent of sales, R&D expenses were 7 percent of sales for both the first quarter of 1999 and 1998. Continued R&D expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the

Company expects to spend on an annual basis approximately 6 to 9 percent of sales on R&D.

Investment income decreased approximately $16,000 in the first quarter of 1999 as compared to the first quarter of 1998. The decrease is the result of lower average investment balances in 1999.

The Company's provision for income taxes was 33 percent of income before income taxes for the three-month period ending March 31, 1999, compared to 34 percent for the same period in 1998. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 1999 to be in a range of 33 to 35 percent.

Net income increased 39 percent to $694,446 for the first quarter of 1999, compared to $499,570 for the first quarter of 1998. Basic net income per share was $.11 for the first quarter of 1999, compared to $.08 for the same period in 1998.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased approximately $573,000 during the three months ended March 31, 1999. The Company used cash resources to pay dividends of approximately $317,000 in the first quarter of 1999.

The Company has no long-term debt or material commitments for capital expenditures as of March 31, 1999. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.


Market Risk Management

Substantially all of the Company's marketable securities are at fixed interest rates. However, almost all of the Company's marketable securities mature within three years, therefore, the Company believes that the market risk arising from its holding of these financial instruments is minimal.

The Company currently sells its products and services in United States dollars; accordingly, the exposure to foreign currency exchange risk is minimal.


Year 2000 Conversion

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

COMPANY PRODUCTS. Management believes that all the Company's products shipped after 1998 are and will continue to be Year 2000 compliant. Information regarding the Year 2000 status of products shipped prior to 1999 may be obtained via the Company's web site at www.mocon.com.

Although the Company is not dependent on any single customer, the Company does have significant sales in certain industries, including the food, polymer, paper and pharmaceutical industries. A significant Year 2000 related disruption in these industries into which the Company sells, could have a material adverse impact on the Company's results of operations and consolidated financial condition.

                              MODERN CONTROLS, INC.


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         The following is a listing of the exhibits contained in this Form 10-Q filing:

         Exhibit No.               Description
         -----------               -----------

             27              Financial Data Schedule

     b. There were no reports on Form 8-K filed for the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MODERN CONTROLS, INC.
                                             Registrant





Date: May 6, 1999                       /s/ William N. Mayer
                                        William N. Mayer,
                                        Chairman and CEO




Date: May 6, 1999                       /s/ Ronald A. Meyer
                                        Ronald A. Meyer,
                                        Vice President and Treasurer