Form 10-Q
period 1999-06-30
MODERN CONTROLS INC
filed 1999-08-13
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarter Ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to _______________

Commission File Number 0-9273



                                   MOCON, INC.
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

YES _X_  NO ___



6,288,178 Common Shares were outstanding as of June 30, 1999

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                       For the Quarter Ended June 30, 1999


                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION


  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      June 30, 1999 and December 31, 1998                                   1


    Condensed Consolidated Statements of Income and Comprehensive
    Income (Unaudited)
      Three months and six months ended June 30, 1999 and 1998              2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six months ended June 30, 1999 and 1998                               3


    Notes to Condensed Consolidated Financial Statements (Unaudited)       4-5


  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               6-8



PART II. OTHER INFORMATION


  Item 4. Submission of Matters to a Vote of Security Holders               9


  Item 6. Exhibits and Reports on Form 8-K                                  9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                   MOCON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              June 30,       December 31,
                                                                1999             1998
                                                            ------------     ------------
ASSETS
  Current assets:
    Cash and temporary cash investments                     $  1,377,482     $  1,352,416
    Marketable securities, current                             3,512,619        4,959,151
    Accounts receivable                                        2,420,774        2,124,060
    Other receivables                                            134,649          127,104
    Inventories                                                2,192,453        2,322,187
    Prepaid expenses                                             129,683          235,658
    Deferred income taxes                                        282,000          282,000
                                                            ------------     ------------
        Total current assets                                  10,049,660       11,402,576
                                                            ------------     ------------

  Marketable securities, noncurrent                            5,179,893        3,063,100
                                                            ------------     ------------

  Property and equipment:                                      3,170,292        3,183,576
    Less accumulated depreciation
          and amortization                                     2,017,104        2,036,127
                                                            ------------     ------------
      Net property and equipment                               1,153,188        1,147,449
                                                            ------------     ------------

  Other assets:
    Goodwill                                                   1,017,488        1,070,078
    Technology rights and other intangibles                      575,000          600,000
    Other                                                        409,663          392,032
                                                            ------------     ------------
        Total other assets                                     2,002,151        2,062,110
                                                            ------------     ------------

          TOTAL ASSETS                                      $ 18,384,892     $ 17,675,235
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                        $    628,391     $    801,536
    Accrued compensation and vacation                            514,805          440,696
    Other accrued                                              1,296,027        1,228,934
                                                            ------------     ------------
        Total current liabilities                              2,439,223        2,471,166
                                                            ------------     ------------

  Deferred income taxes                                           92,600           98,000
                                                            ------------     ------------

  Stockholders' equity:
    Common stock - $.10 par value                                628,818          628,796
    Capital in excess of par value                               896,703          934,031
    Retained earnings                                         14,327,548       13,543,242
                                                            ------------     ------------
        Total stockholders' equity                            15,853,069       15,106,069
                                                            ------------     ------------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                             $ 18,384,892     $ 17,675,235
                                                            ============     ============


Note: The condensed consolidated balance sheet at December 31, 1998 has been summarized from the Company's audited consolidated balance sheet at that date.

                                   MOCON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
                                              --------------------------    --------------------------
                                                  1999          1998            1999          1998
                                              -----------    -----------    -----------    -----------
Product sales                                 $ 3,803,513    $ 3,473,113    $ 7,787,834    $ 6,770,492
Consulting services                               628,276        322,659      1,097,677        572,716
                                              -----------    -----------    -----------    -----------
     Total sales                                4,431,789      3,795,772      8,885,511      7,343,208
                                              -----------    -----------    -----------    -----------

Product sales                                   1,304,415      1,213,273      2,607,949      2,314,561
Consulting services                               251,888        148,024        467,503        290,630
                                              -----------    -----------    -----------    -----------
     Total cost of goods                        1,556,303      1,361,297      3,075,452      2,605,191
                                              -----------    -----------    -----------    -----------

Gross profit                                    2,875,486      2,434,475      5,810,059      4,738,017
                                              -----------    -----------    -----------    -----------

Selling, general & administrative expenses      1,527,766      1,647,561      3,202,904      3,076,085

Research & development expenses                   364,913        309,757        691,646        547,891
                                              -----------    -----------    -----------    -----------

                                                1,892,679      1,957,318      3,894,550      3,623,976

Operating income                                  982,807        477,157      1,915,509      1,114,041

Investment income                                 101,015        124,145        204,758        244,132
                                              -----------    -----------    -----------    -----------

Income before income taxes                      1,083,822        601,302      2,120,267      1,358,173

Income taxes                                      368,000        204,500        710,000        461,800
                                              -----------    -----------    -----------    -----------

Net income                                    $   715,822    $   396,802    $ 1,410,267    $   896,373
                                              ===========    ===========    ===========    ===========

Comprehensive income                          $   715,822    $   396,802    $ 1,410,267    $   896,373
                                              ===========    ===========    ===========    ===========


Net income per common share:
     Basic                                    $      0.11    $      0.06    $      0.22    $      0.14
                                              ===========    ===========    ===========    ===========
     Diluted                                  $      0.11    $      0.06    $      0.22    $      0.14
                                              ===========    ===========    ===========    ===========


Weighted average shares outstanding:
     Basic                                      6,288,177      6,454,056      6,288,121      6,449,377
                                              ===========    ===========    ===========    ===========
     Diluted                                    6,301,532      6,505,928      6,297,144      6,513,291
                                              ===========    ===========    ===========    ===========

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months
                                                                 Ended June 30,
                                                          ---------------------------
                                                              1999            1998
                                                          -----------     -----------
Cash flows from operating activities:
   Net income                                             $ 1,410,267     $   896,373
   Total adjustments to reconcile
      net income to net cash provided
      by operating activities                                 206,617         461,208
                                                          -----------     -----------

   Net cash provided by operating activities                1,616,884       1,357,581
                                                          -----------     -----------


Cash flows from investing activities:
   Purchases of marketable securities                      (3,844,145)     (2,294,712)
   Proceeds from sales of marketable securities             3,173,884       3,013,267
   Purchases of property and equipment                       (210,313)       (369,081)
   Other                                                      (45,131)       (155,598)
                                                          -----------     -----------

   Net cash (used in) provided by investing activities       (925,705)        193,876
                                                          -----------     -----------


Cash flows from financing activities:
   Dividends paid                                            (631,662)       (645,119)
   Other                                                      (34,451)         84,872
                                                          -----------     -----------

   Net cash used in financing activities                     (666,113)       (560,247)
                                                          -----------     -----------


Net increase in cash and
   temporary cash investments                                  25,066         991,210
                                                          -----------     -----------


Cash and temporary cash investments:
   Beginning of period                                      1,352,416         763,014
                                                          -----------     -----------

   End of period                                          $ 1,377,482     $ 1,754,224
                                                          ===========     ===========

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented, have been made. The results of operations for the period ended June 30, 1999 are not necessarily indicative of operating results for the full year.

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

Note 2 - Inventories

Inventories consist of the following:

                                June 30,      December 31,
                                  1999            1998
                              ------------    ------------
         Finished Products    $    263,700    $    330,812
         Work in Process           804,936         836,043
         Raw Materials           1,123,817       1,155,332
                              ------------    ------------
                              $  2,192,453    $  2,322,187
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

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three- and six-month periods ended June 30, 1999, and 1998:

                                           Three Months Ended            Six Months Ended
                                                June 30,                      June 30,
                                        ------------------------    --------------------------
                                          1999           1998           1999           1998
----------------------------------------------------------------------------------------------
Weighted shares of common stock
   outstanding - basic                  6,288,177      6,454,056      6,288,121      6,449,377
Weighted shares of common stock
   assumed upon exercise of stock
   options                                 13,355         51,872          9,023         63,914
----------------------------------------------------------------------------------------------
Weighted shares of common stock
   outstanding - diluted                6,301,532      6,505,928      6,297,144      6,513,291
==============================================================================================

                                   MOCON, INC.


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


Results of Operations

Sales for the quarter ended June 30, 1999, were $4,431,789, up 17 percent from second quarter 1998 sales of $3,795,772. The increase in second quarter sales is primarily the result of increases in the sales volume of the Company's permeation products and consulting and analytical services, as well as the sales volume of Lab Connections, the Company's wholly-owned subsidiary acquired in December of 1998, and general price increases, offset somewhat by a decrease in the sales volume of the Company's weighing products.

Sales for the six-month period ended June 30, 1999, were $8,885,511, a 21 percent increase from the sales for the first six months of 1998 of $7,343,208. The 21 percent increase is primarily due to increases in the sales volume of the Company's permeation products and consulting and analytical services, the sales volume of Lab Connections, and general price increases.

The Company derives its revenue from product sales and consulting services, consisting of consulting and analytical services and standard testing performed for various customers. In the second quarter of 1999, product sales were $3,803,513 and consulting services were $628,276, or 86 and 14 percent, respectively, of the Company's total second quarter 1999 sales. This compares to product sales of $3,473,113 and consulting services of $322,659, 91 and 9 percent of total sales, in the second quarter of 1998.

For the six months ended June 30, 1999, product sales were $7,787,834 and consulting services were $1,097,677, 88 and 12 percent, respectively, of the Company's 1999 year-to-date sales compared to product sales of $6,770,492 and consulting services of $572,716, 92 and 8 percent of total sales for the first six months of 1998.

Gross profit was 65 percent of sales for the quarter and the six-month period ended June 30, 1999, compared to 64 and 65 percent of sales, respectively, for the quarter and six-months ended June 30, 1998.

Selling, general and administrative (SG&A) expenses decreased approximately $120,000 to 34 percent in the second quarter of 1999, compared to 43 percent in the second quarter of 1998. SG&A expenses were 36 and 42 percent of sales for the six months ended June 30, 1999 and 1998, respectively. These decreases were due primarily to decreases in litigation fees incurred to protect confidential information of the Company, offset somewhat by amortization of intangible assets related to the acquisition of Lab Connections and increases in commission and other selling expenses as a result of the increased sales.

Research and development (R&D) expenses as a percentage of sales were 8 percent for the quarter and six-month period ended June 30, 1999, compared to 8 and 7 percent for the same periods in 1998, respectively. Continued R&D expenditures are necessary as the Company develops new products and technologies to expand in its niche markets. For the foreseeable future, the Company expects to spend on an annual basis approximately 6 to 9 percent of sales on R&D.

Investment income decreased approximately $23,000 in the second quarter of 1999 as compared to the second quarter of 1998. For the six months ended June 30, 1999, investment income decreased approximately $39,000. The decrease is the result of lower average investment balances in 1999, offset somewhat by an overall slightly higher yield.

The Company's provision for income taxes was 33.5 percent of income before income taxes for the six-month period ending June 30, 1999, compared to 34 percent for the same period in 1998. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 1999 to be in a range of 33 to 35 percent.

Net income increased 80 percent to $715,822 for the second quarter of 1999, compared to $396,802 for the second quarter of 1998. Basic net income per share was 11 cents for the second quarter of 1999, compared to 6 cents for the same period in 1998. For the six months ended June 30, 1999, net income increased 57 percent to $1,410,267 compared to $896,373 for the six months ended June 30, 1998. Basic net income per share was 22 and 14 cents for the six-month periods ended June 30, 1999, and 1998, respectively.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased approximately $695,000 during the six months ended June 30, 1999. The Company used cash resources to pay dividends of approximately $632,000 during the first six months of 1999.

The Company has no long-term debt or material commitments for capital expenditures as of June 30, 1999. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

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


Year 2000 Conversion

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information, including correct leap-year recognition, at or after the year 2000. This is commonly referred to as the "Year 2000" problem. The Company has evaluated its situation in regard to the potential impact of the Year 2000 problem on its business.

INTERNAL SYSTEMS. The Company has evaluated and reviewed the Company's internal systems that could pose Year 2000 risks in order to correct issues. This includes information technology (IT) and non- IT systems. Management currently believes that all material internal systems will be compliant by the Year 2000 and that the cost to address the issues will not have a material adverse impact on the Company's results of operations and consolidated financial condition. However, there can be no assurance that unforeseen difficulties or costs will not arise.

VENDORS. The Company has contacted its suppliers and other vendors to determine if they will be able to provide the Company with products and services through the change to 2000, and if the products and services that they provide to the Company are Year 2000 compliant. The Company has attempted to lessen its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans where applicable. However such failure, including failure of any contingency plans, could have a material adverse impact on the Company's results of operations and consolidated financial condition.

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

                                   MOCON, INC.


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of MOCON, Inc. on May 25, 1999, the nominees for election as Directors of the Company were elected without opposition as follows:

         Director-Nominee           Votes For         Votes Withheld/Against
         ----------------           ---------         ----------------------

         William N. Mayer           5,773,618                128,255
         Dean B. Chenoweth          5,763,945                137,928
         J. Leonard Frame           5,764,020                137,853
         Paul J. Sjoquist           5,776,232                125,641
         Richard A. Proulx          5,784,445                117,428
         Robert L. Demorest         5,781,980                119,893
         Thomas C. Thomas           5,876,837                 25,036

         The proposal to amend the Company's Restated Articles of Incorporation to change the Company's name to MOCON, Inc. was adopted as follows:

               For the proposal:                  5,741,770 shares
               Against the proposal:                114,641 shares
               Abstaining:                           45,462 shares


Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  The following is a listing of the exhibits contained in this Form 10-Q filing:

                  Exhibit No.              Description
                  -----------              -----------

                     10.1            MOCON Incentive Pay Plan
                     27              Financial Data Schedule

         b. There were no reports on Form 8-K filed for the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MOCON, INC.
                                             Registrant





Date: August 11, 1999                  /s/ William N. Mayer
                                       William N. Mayer,
                                       Chairman and CEO





Date: August 11, 1999                  /s/ Ronald A. Meyer
                                       Ronald A. Meyer,
                                       Vice President and Treasurer