Form 10-Q
period 1999-09-30
MODERN CONTROLS INC
filed 1999-11-12
CIK 67279

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 1999
or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________

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

YES  X  NO

6,230,603 Common Shares were outstanding as of September 30, 1999

MOCON, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                              September 30,  December 31,
ASSETS                                            1999           1998
                                               -----------    -----------
  Current assets:
    Cash and temporary cash investments        $ 1,173,487    $ 1,352,416
    Marketable securities, current               5,164,196      4,959,151
    Accounts receivable                          2,273,065      2,124,060
    Other receivables                              134,068        127,104
    Inventories                                  2,243,645      2,322,187
    Prepaid expenses                               223,380        235,658
    Deferred income taxes                          282,000        282,000
                                               -----------    -----------
        Total current assets                    11,493,841     11,402,576
                                               -----------    -----------

  Marketable securities, noncurrent              4,085,752      3,063,100
                                               -----------    -----------

  Property and equipment:                        3,278,841      3,183,576
    Less accumulated depreciation
          and amortization                       2,106,161      2,036,127
                                               -----------    -----------
      Net property and equipment                 1,172,680      1,147,449
                                               -----------    -----------

  Other assets:
    Goodwill                                       991,192      1,070,078
    Technology rights and other intangibles        555,000        600,000
    Other                                          392,960        392,032
                                               -----------    -----------
        Total other assets                       1,939,152      2,062,110
                                               -----------    -----------

          TOTAL ASSETS                         $18,691,425    $17,675,235
                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                           $   754,324    $   801,536
    Accrued compensation and vacation              626,299        440,696
    Other accrued                                1,301,423      1,228,934
                                               -----------    -----------
        Total current liabilities                2,682,046      2,471,166
                                               -----------    -----------

  Deferred income taxes                             81,800         98,000
                                               -----------    -----------

  Stockholders' equity:
    Common stock - $.10 par value                  623,060        628,796
    Capital in excess of par value                 535,340        934,031
    Retained earnings                           14,769,179     13,543,242
                                               -----------    -----------
        Total stockholders' equity              15,927,579     15,106,069
                                               -----------    -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                $18,691,425    $17,675,235
                                               ===========    ===========
Note:	The condensed consolidated balance sheet at December 31, 1998 has been summarized from the Company's audited consolidated balance sheet at that date.

MOCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                              --------------------------    --------------------------
                                                 1999           1998           1999           1998
                                              -----------    -----------    -----------    -----------

Product sales                                 $ 3,866,015    $ 3,505,773    $11,645,849    $10,276,265
Consulting services                               598,800        354,890      1,704,477        927,606
                                              -----------    -----------    -----------    -----------
     Total sales                                4,464,815      3,860,663     13,350,326     11,203,871
                                              -----------    -----------    -----------    -----------

Product sales                                   1,255,295      1,139,788      3,855,502      3,454,348
Consulting services                               300,686        162,285        775,931        452,916
                                              -----------    -----------    -----------    -----------
     Total cost of goods                        1,555,981      1,302,073      4,631,433      3,907,264
                                              -----------    -----------    -----------    -----------

Gross profit                                    2,908,834      2,558,590      8,718,893      7,296,607
                                              -----------    -----------    -----------    -----------

Selling, general & administrative expenses      1,581,950      1,306,038      4,784,854      4,382,123

Research & development expenses                   304,625        282,413        996,271        830,304
                                              -----------    -----------    -----------    -----------

                                                1,886,575      1,588,451      5,781,125      5,212,427

Operating income                                1,022,259        970,139      2,937,768      2,084,180

Investment income                                 109,453        115,331        314,211        359,462
                                              -----------    -----------    -----------    -----------

Income before income taxes                      1,131,712      1,085,470      3,251,979      2,443,642

Income taxes                                      379,000        369,100      1,089,000        830,900
                                              -----------    -----------    -----------    -----------

Net income                                    $   752,712    $   716,370    $ 2,162,979    $ 1,612,742
                                              ===========    ===========    ===========    ===========

Comprehensive income                          $   752,712    $   716,370    $ 2,162,979    $ 1,612,742
                                              ===========    ===========    ===========    ===========

Net income per common share:
     Basic                                    $      0.12    $      0.11    $      0.34    $      0.25
                                              ===========    ===========    ===========    ===========
     Diluted                                  $      0.12    $      0.11    $      0.34    $      0.25
                                              ===========    ===========    ===========    ===========

Weighted average shares outstanding:
     Basic                                      6,259,924      6,289,805      6,278,722      6,396,186
                                              ===========    ===========    ===========    ===========
     Diluted                                    6,292,512      6,307,928      6,295,600      6,444,836
                                              ===========    ===========    ===========    ===========

MOCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Nine Months
                                                              Ended September 30,
                                                          ---------------------------
                                                             1999            1998
                                                          -----------     -----------
Cash flows from operating activities:
   Net income                                             $ 2,162,979     $ 1,612,742
   Total adjustments to reconcile
      net income to net cash provided
      by operating activities                                 617,482         776,699
                                                          -----------     -----------

   Net cash provided by operating activities                2,780,461       2,389,441
                                                          -----------     -----------

Cash flows from investing activities:
   Purchases of marketable securities                      (5,922,369)     (2,599,876)
   Proceeds from sales of marketable securities             4,694,672       4,012,739
   Purchases of property and equipment                       (351,817)       (428,922)
   Other                                                      (32,660)       (165,237)
                                                          -----------     -----------

   Net cash (used in) provided by investing activities     (1,612,174)        818,704
                                                          -----------     -----------

Cash flows from financing activities:
   Purchases and retirement of common stock                  (407,451)     (1,751,250)
   Dividends paid                                            (946,095)       (963,822)
   Other                                                        6,330          84,872
                                                          -----------     -----------

   Net cash used in financing activities                   (1,347,216)     (2,630,200)
                                                          -----------     -----------

Net (decrease) increase in cash
   and temporary cash investments                            (178,929)        577,945
                                                          -----------     -----------

Cash and temporary cash investments:
   Beginning of period                                      1,352,416         763,014
                                                          -----------     -----------

   End of period                                          $ 1,173,487     $ 1,340,959
                                                          ===========     ===========

MOCON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented, have been made. The results of operations for the period ended September 30, 1999 are not necessarily indicative of operating results for the full year.

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

Note 2 - Inventories

Inventories consist of the following:

                                    September 30,     December 31,
                                        1999              1998
                                    ------------      ------------
            Finished Products        $  232,619        $  330,812
            Work in Process             895,697           836,043
            Raw Materials             1,115,329         1,155,332
                                     ----------        ----------
                                     $2,243,645        $2,322,187
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

The following table presents a reconciliation of the denominators used in the computation of net income per common sharebasic and net income per common sharediluted for the three- and nine-month periods ended September 30, 1999, and 1998:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                 ----------------------    ----------------------
                                                   1999         1998         1999         1998
-------------------------------------------------------------------------------------------------
Weighted shares of common stock
   outstanding  basic                           6,259,924    6,289,805    6,278,722    6,396,186
Weighted shares of common stock
   assumed upon exercise of stock
   options                                          32,588       18,123       16,878       48,650
-------------------------------------------------------------------------------------------------
Weighted shares of common stock
   outstanding - diluted                         6,292,512    6,307,928    6,295,600    6,444,836
=================================================================================================

MOCON, INC.

Item 2. Managements Discussion and Analysis of Results of Operations and Financial Condition

This Form 10-Q includes certain statements that are deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

Results of Operations

Sales for the quarter ended September 30, 1999, were $4,464,815, up 16 percent from third quarter 1998 sales of $3,860,663. The increase in third quarter sales is primarily the result of increases in the sales volume of the Company's permeation products and consulting and analytical services, as well as the sales volume of Lab Connections, the Companys wholly-owned subsidiary acquired in December of 1998, and general price increases, offset somewhat by a decrease in the sales volume of the Companys weighing products.

Sales for the nine-month period ended September 30, 1999, were $13,350,326, a 19 percent increase from the sales for the first nine months of 1998 of $11,203,871. The 19 percent increase is primarily due to increases in the sales volume of the Companys permeation products and consulting and analytical services, the sales volume of Lab Connections and Microanalytics, the Companys wholly-owned subsidiaries acquired in 1998, and general price increases, offset somewhat by a decrease in the sales volume of the Companys weighing products.

The Company derives its revenue from product sales and consulting services, consisting of consulting and analytical services and standard testing performed for various customers. In the third quarter of 1999, product sales were $3,866,015 and consulting services were $598,800, or 87 and 13 percent, respectively, of the Companys total third quarter 1999 sales. This compares to product sales of $3,505,773 and consulting services of $354,890, or 91 and 9 percent of total sales, in the third quarter of 1998.

For the nine months ended September 30, 1999, product sales were $11,645,849 and consulting services were $1,704,477, or 87 and 13 percent, respectively, of the Companys 1999 year-to-date sales compared to product sales of $10,276,265 and consulting services of $927,606, or 92 and 8 percent of total sales for the first nine months of 1998.

Gross profit was 65 percent of sales for the quarter and the nine-month period ended September 30, 1999, compared to 66 and 65 percent of sales, respectively, for the quarter and nine-months ended September 30, 1998.

Selling, general and administrative (SG&A) expenses increased approximately $276,000 to 35 percent of sales in the third quarter of 1999, compared to 34 percent of sales in the third quarter of 1998. SG&A expenses were 36 and 39 percent of sales for the nine months ended September 30, 1999 and 1998, respectively. The slight increase for the quarter is attributable to increases in commissions and other selling expenses as a result of increased sales. The decrease year-to-date is primarily due to decreases in litigation fees incurred to protect confidential information of the Company, offset somewhat by amortization of intangible assets related to the acquisition of Lab Connections and increases in commission and other selling expenses as a result of the increased sales.

Research and development (R&D) expenses as a percentage of sales were 7 percent for both the quarter and nine-month periods ended September 30, 1999 and 1998. Continued R&D expenditures are necessary as the Company develops new products and technologies to expand in its niche markets. For the foreseeable future, the Company expects to spend on an annual basis approximately 6 to 9 percent of sales on R&D.

Investment income decreased approximately $6,000 in the third quarter of 1999 as compared to the third quarter of 1998. For the nine months ended September 30, 1999, investment income decreased approximately $45,000. The decreases are the result of lower average investment balances in 1999, offset somewhat by an overall slightly higher yield.

The Company's provision for income taxes was 33.5 percent of income before income taxes for the nine-month period ending September 30, 1999, compared to 34 percent for the same period in 1998. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 1999 to be in a range of 33 to 35 percent.

Net income increased 5 percent to $752,712 for the third quarter of 1999, compared to $716,370 for the third quarter of 1998. Basic net income per share was 12 cents for the third quarter of 1999, compared to 11 cents for the same period in 1998. For the nine months ended September 30, 1999, net income increased 34 percent to $2,162,979 compared to $1,612,742 for the nine months ended September 30, 1998. Basic net income per share was 34 and 25 cents for the nine-month periods ended September 30, 1999, and 1998, respectively.

Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased approximately $1,049,000 during the nine months ended September 30, 1999. The Company used cash resources to pay dividends of approximately $943,000 during the first nine months of 1999.

The Company has no long-term debt or material commitments for capital expenditures as of September 30, 1999. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

Market Risk Management

Substantially all of the Companys marketable securities are at fixed interest rates. However, almost all of the Companys marketable securities mature within three years, therefore, the Company believes that the market risk arising from its holding of these financial instruments is minimal.

The Company currently sells its products and services in United States dollars; accordingly, the exposure to foreign currency exchange risk is minimal.

Year 2000 Conversion

Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information, including correct leap-year recognition, at or after the year 2000. This is commonly referred to as the Year 2000" problem. The Company has evaluated its situation in regard to the potential impact of the Year 2000 problem on its business.

Internal Systems. The Company has evaluated and reviewed the Companys internal systems that could pose Year 2000 risks in order to correct issues. This includes information technology (IT) and non- IT systems. Management currently believes that all material internal systems will be compliant by the Year 2000 and that the cost to address the issues will not have a material adverse impact on the Companys results of operations and consolidated financial condition. However, there can be no assurance that unforeseen difficulties or costs will not arise.

Vendors. The Company has contacted its suppliers and other vendors to determine if they will be able to provide the Company with products and services through the change to 2000, and if the products and services that they provide to the Company are Year 2000 compliant. The Company has attempted to lessen its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans where applicable. However such failure, including failure of any contingency plans, could have a material adverse impact on the Companys results of operations and consolidated financial condition.

Company Products. Management believes that all the Companys products shipped after 1998 are and will continue to be Year 2000 compliant. Information regarding the Year 2000 status of products shipped prior to 1999 may be obtained via the Companys web site at www.mocon.com.

Although the Company is not dependent on any single customer, the Company does have significant sales in certain industries, including the food, polymer, paper and pharmaceutical industries. A significant Year 2000 related disruption in these industries into which the Company sells, could have a material adverse impact on the Companys results of operations and consolidated financial condition.

MOCON, INC.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
a.	Exhibits
The following is a listing of the exhibits contained in this Form 10-Q filing:
	Exhibit No.	Description
	27	Financial Data Schedule
b.	There were no reports on Form 8-K filed for the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOCON, INC. Registrant
Date: November 8, 1999	/s/ William N. Mayer William N. Mayer, Chairman and CEO
Date: November 8, 1999	/s/ Ronald A. Meyer Ronald A. Meyer, Vice President and Treasurer