Form 10-K405
period 1999-12-31
MODERN CONTROLS INC
filed 2000-03-23
CIK 67279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to  _________________.

                           COMMISSION FILE NO.: 0-9273

                              --------------------

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

       Registrant's telephone number, including area code: (763) 493-6370

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 10, 2000, 6,056,556 shares of Common Stock of the registrant were deemed outstanding, and the aggregate market value of the Common Stock of the registrant (based upon the average of the high and low sales prices of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $31,295,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 23, 2000 (the "2000 Proxy Statement").

                                     PART I

ITEM 1.  BUSINESS

         (a)      GENERAL

         MOCON, Inc., (the "Company"), designs, manufactures, markets, services products and provides consulting primarily for specialized applications in the measurement and analytical instrument and services markets, including detection, sample preparation, measurement, and monitoring instruments and services used to analyze gases and chemical compounds. Several of the Company's analytical services and products focus on the Company's expertise in barrier analysis. The Company's principal business strategy is to employ its product development and technological capabilities, manufacturing processes, and marketing skills in market niches where the Company can successfully penetrate the market and then pursue a strategy to become a leader in the market segment. Management continually emphasizes product innovation, product performance, quality improvements, cost reductions and other value-adding activities. Although some of the markets for the Company's products are maturing, the Company seeks growth opportunities through technological and product improvement and by acquiring and developing new products that can be sold through its distribution channels.

         The Company's principal executive offices are located at 7500 Boone Avenue North, Minneapolis, Minnesota 55428 and its telephone number is (763) 493-6370.

         (b)      DEVELOPMENT OF THE COMPANY

         MOCON, Inc. was incorporated in February 1966 and was involved in the commercialization of technology developed for the measurement of water vapor permeating through various materials. The Company historically has expanded through internal development of new products and technologies, the acquisition of product lines, technology or companies, and licensing of products or technology. During 1998, the Company completed complementary acquisitions that have provided additional technologies, products and product development expertise.

         On January 28, 1998, the Company acquired Microanalytics Instrumentation Corporation ("Microanalytics"), located near Austin, Texas. Microanalytics produces ancillary gas chromatographic ("GC") instrumentation and services with emphasis on multidimensional gas chromatography. A variety of GC specific applications have been developed by Microanalytics personnel ranging from petroleum and petrochemical purity assay to aroma and off-odor analysis for the food and packaging fields.

         On December 7, 1998, the Company acquired Lab Connections, Inc. ("Lab Connections"), located near Boston, Massachusetts. Lab Connections manufactures hardware and software interfaces that combine the separations capability of chromatography with the power to identify individual components by spectroscopy. Lab Connections is a global specialty analytical instrument and software company focused on laboratory measurements of commercial importance. Lab Connections' products extend and enhance customers' productivity and their ability to obtain crucial knowledge regarding the identification, composition and configuration of complex mixtures. Typical applications are in the analysis of polymers and adhesives.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

         The Company develops, manufactures, markets, and services measurement, analytical, monitoring, sample preparation and consulting products used to detect, measure, and analyze gases and chemical compounds.

         PERMEATION PRODUCTS

         Permeation products consist of systems and services designed to measure the rate of transmission of various gases and vapors through packages and various materials. These products are designed to perform these measurements under precise temperature and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials, including manufacturers of papers, plastics and coatings, and the users of such packaging materials in the food, beverage, pharmaceutical and chemical industries. The Company also provides certain laboratory testing services utilizing the Company's permeation products. These services are primarily in the area of testing film and package permeation. Users of these services are primarily those companies with insufficient volume to warrant purchasing the Company's products or others not familiar with such equipment. Other users include companies that have purchased the Company's products but have a need for additional capacity. Permeation products accounted for approximately 63%, 60%, and 69% of the Company's consolidated sales in 1999, 1998, and 1997, respectively. Permeation instruments currently manufactured by the Company include OX-TRAN(R) systems for oxygen transmission rates, PERMATRAN-W(R) systems for water vapor transmission rates, PERMATRAN-C(TM) systems for carbon dioxide transmissions rates, and AROMATRAN(R) systems for transmission rates of volatile organics and vapors.

         WEIGHING PRODUCTS

         Weighing products manufactured by the Company are used to automatically determine the weight of pharmaceutical capsules and/or tablets and to reject those found to be out of acceptable limits. The Company's VERICAP(R) high-speed capsule weighing system runs at rates up to 2,000 capsules per minute and can be integrated into a capsule production line in pharmaceutical factories. The other weighing systems are designed for off-line use. These products are marketed primarily to the pharmaceutical industry. Weighing products accounted for less than 15% of the Company's consolidated sales in 1999 and approximately 19% and 15% of the Company's consolidated sales in 1998 and 1997, respectively. Weighing instruments currently manufactured by the Company include the VERICAP(R) high-speed capsule weighing systems, the VERITAB(R) high-speed tablet weighing systems, and the AB(TM) automatic balance weighing systems for tablets or capsules.

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

         HEAD SPACE ANALYZER PRODUCTS

         The Company's headspace analyzers are used to analyze the amount of oxygen and/or carbon dioxide present in the headspace of flexible and rigid packages. Some analyzers measure the oxygen and/or carbon dioxide content in flushing gases used in modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. The headspace analyzer products currently manufactured by the Company include the PAC CHECK(TM) series of headspace analyzers and the GSA(TM) series of on-line gas stream analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.

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

         GC ANALYZER PRODUCTS

         The Company integrates its gas chromatography components with GCs to form multidimensional GC analyzer systems. Multidimensional GC analyzers represent state of the art technology in gas chromatographic separations. These systems are used in identifying compounds causing off-odors in various products, in identifying critical aroma compounds and in high purity analysis of single component matrixes. The GC analyzer products currently manufactured by the Company are the AROMATRAX(TM) systems for odor and aroma analysis and profiling, the PURI-TRAX(TM) systems consisting of a vinyl chloride monomer purity analysis system and a system for measuring trace levels of oxygenated hydrocarbons in a variety of hydrocarbon products and process streams such as liquefied petroleum gases, and the VAPO-JECT(TM) automated vaporizing injector system for permanent and liquefied petroleum gases.

         The principal markets for the GC analyzer products consist of food, beverage, petroleum, chemical and petrochemical manufacturers. The Company does not manufacture gas chromatographs but purchases such components from Agilent Technologies, Inc. pursuant to a Channel Partner arrangement.

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

BACKLOG

         The Company had a total backlog of approximately $1,980,000 as of December 31, 1999 for all of its products as compared to approximately $1,952,000 and $398,000 as of December 31, 1998 and 1997, respectively. The Company anticipates filling the entire current backlog in 2000.

PATENTS AND LICENSES

         Generally, the Company believes that the protection afforded by patent rights is important to its business and it will continue to seek patent protection for its technology and products. The Company has required certain employees and consultants to assign to the Company all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. The Company holds both United States and international patents and has both U.S. and international patents pending. The Company currently holds 37 U.S. patents and 24 international patents. In addition, the Company holds license rights under four U.S. patents subject to royalty payments and/or minimum required royalties. These patents and licenses will expire during the period from 2000 through 2018.

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

         The Company also owns or has applied for certain trademarks which protect and identify its products, including the trademark MOCON(R), which the Company has designated as a house trademark under which all its products manufactured at its headquarters are sold, and the trademarks and servicemarks VERICAP(R), OX-TRAN(R), PERMATRAN-W(R), PROFILER(R), COULOX(R), HERSCH(R), VERITAB(R), AROMATRAN(R), SKYE(R), PAC CHECK 200(R), LC-Transform(R), TRANSORPTION(R) and 1-TIME(R). The Company's trademarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended.

RESEARCH AND DEVELOPMENT

         The Company incurred expenses of approximately $1,234,000, $1,061,000 and $1,016,000 during the fiscal years ended December 31, 1999, 1998 and 1997, respectively, for research and development of its products. Research and development costs were 7% of sales for the fiscal year ended December 31, 1999 and were 7% and 6%, respectively, for the preceding two fiscal years. For the foreseeable future, the Company expects to allocate, on an annual basis, approximately 5% to 8% of sales to research and development.

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

         The Company's wholly-owned subsidiary, MoCon FSC, Inc., a Barbados corporation ("FSC") carries out all the foreign distribution of the Company's products. The Company acts as the selling agent of FSC.

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

         For information concerning the Company's export sales by geographic area, see Note 9 of the Notes to Consolidated Financial Statements contained on page F-16. No single customer accounts for 10% or more of the Company's consolidated revenues and the Company does not believe that the loss of any single customer would have a material adverse effect on the Company. One of the Company's independent representatives accounted for approximately 17% of the Company's sales in fiscal 1999. For additional information concerning sales by such independent representatives, see Note 9 of the Notes to Consolidated Financial Statements contained on page F-16. The Company's business is not seasonal in nature.

EMPLOYEES

         As of December 31, 1999, the Company had 88 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality and non-compete agreements with its employees. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

         The Company leases 54,900 square feet of office, engineering, laboratory, and production space in Minnesota, Massachusetts, and Texas. Management believes that the Company's facilities are generally adequate for its present operations and that suitable space is readily available if any of such leases are not extended.

         The Company headquarters and operations occupy approximately 47,200 square feet of space in Minneapolis, Minnesota. The current lease expires in June 2010.

         Microanalytics' operations occupy approximately 2,400 square feet of space in the metropolitan area of Austin, Texas. This space is leased until January 2002.

         Lab Connections' operations occupy approximately 5,300 square feet of space near Boston, Massachusetts. This space is leased until July 2001.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4a. EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held, as of February 18, 2000, are as follows:

                                                                       Executive
                                                                        Officer
        Name           Age                   Title(1)                    Since
--------------------------------------------------------------------------------
William N. Mayer (2)    69   Chairman of the Board and Chief Executive    1976
                             Officer

Robert L. Demorest      54   President                                    1985

Ronald A. Meyer         49   Vice President - Finance & Administration,   1985
                             Treasurer and Secretary

Daniel W. Mayer (2)     48   Executive Vice President                     1988

--------------------------
(1) All executive officers have been employed in the capacity set forth for at least five years unless otherwise indicated.

(2) Daniel W. Mayer is the son of William N. Mayer, Chairman of the Board and Chief Executive Officer of the Company. William N. Mayer will retire as a director and as Chief Executive Officer of the Company effective April 1, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 2, 2000, there were 511 record holders of the Company's Common Stock. The Company's Common Stock trades on the Nasdaq Stock Market under the symbol MOCO. The following table sets forth, for the fiscal periods indicated, the high and low quotations for the Company's Common Stock as reported by the Nasdaq National Market System.

                                      1999                                1998
                                      ----                                ----
Quarter                      Low      High     Dividend         Low       High     Dividend
-------                      ---      ----     --------         ---       ----     --------
1st Quarter............    $ 4.38    $ 5.88     $ .05         $ 7.63    $ 11.63     $ .05
2nd Quarter............    $ 4.38    $ 6.13     $ .05         $ 7.00    $  9.75     $ .05
3rd Quarter............    $ 4.38    $ 8.50     $ .05         $ 4.06    $  7.50     $ .05
4th Quarter............    $ 4.50    $ 7.38     $ .05         $ 4.50    $  5.88     $ .05

         The Company issued 181,344 shares in conjunction with acquisitions during the fiscal year ending December 31, 1998 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                                      Years Ended December 31,
                                        ---------------------------------------------------
                                          1999       1998       1997       1996       1995
                                          ----       ----       ----       ----       ----
                                               (in thousands, except per share data)
                                        ---------------------------------------------------
OPERATIONS DATA:
Sales ..............................    $17,843    $15,146    $17,017    $14,768    $12,844
Net Income .........................    $ 2,899    $ 2,328    $ 3,728    $ 3,082    $ 2,570
Net Income per share:
         Basic .....................    $   .46    $   .37    $   .58    $   .48    $   .38
         Diluted ...................    $   .46    $   .36    $   .57    $   .47    $   .38
Dividends declared per share .......    $   .20    $   .20    $   .18    $   .16    $   .14

                                                         As of December 31,
                                        ---------------------------------------------------
                                          1999       1998       1997       1996       1995
                                          ----       ----       ----       ----       ----
                                                          (in thousands)
                                        ---------------------------------------------------

BALANCE SHEET DATA:
Total Assets .......................    $18,204    $17,675    $17,404    $14,881    $14,770
Long-term liabilities ..............    $   112    $    98    $     2    $    92    $   168

         The Company's acquisition of Lab Connections, Inc. and Microanalytics Instrumentation Corp. in 1998 affects the comparability of the information in the table above. For information concerning these acquisitions, see Note 11 to our financial statements on page F-17.

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

SUMMARY

         On January 28, 1998 the Company acquired Microanalytics Instrumentation Corp. of metro Austin, Texas and on December 7, 1998 the Company acquired Lab Connections, Inc. of metro Boston, Massachusetts. The acquisitions were recorded using the purchase method of accounting and, accordingly, their results of operations have been included since the acquisition dates. Sales increased 18% in 1999 compared to 1998, while net income increased 25% for the same period. The Company's financial position as of December 31, 1999 reflects a decrease in working capital to $8,035,000 compared to $8,931,000 at December 31, 1998. Basic earnings per share were $0.46 in 1999, $0.37 in 1998, and $0.58 in 1997.

RESULTS OF OPERATIONS

         Net sales were $17,843,000 in 1999, compared to $15,146,000 in 1998, and $17,017,000 in 1997. The increase in sales from 1998 to 1999 was due primarily to increases in the sales volume of the Company's permeation, consulting and analytical service products, and the sales volume of Lab Connections, a wholly-owned subsidiary of the Company. The decrease in sales from 1997 to 1998 was primarily attributable to decreases in the sales volume of the Company's permeation products, offset somewhat by an increase in the sales volume of the Company's weighing products and the addition of Microanalytics in January, 1998. In 1999, international sales increased 28% to $7,207,000 and domestic sales increased 12% to $10,636,000. International and domestic sales each decreased 11% in 1998 to $5,624,000, and $9,522,000, respectively.

         Sales of the Company's permeation products increased in 1999 due to expanded market penetration with lower priced, less precise multiple test station products. The Company is positioning its permeation products to address applications outside the traditional measurement of barrier packages and materials. Products have been introduced to analyze high transmitting materials such as surgical gowns and diaper lining. Permeation products accounted for approximately 63%, 60%, and 69% of the Company's consolidated sales in 1999, 1998, and 1997, respectively.

         Weighing product sales decreased in 1999 due to declining sales of the VERICAP high-speed capsule weighing and sorting system. Weighing products accounted for approximately 10%, 19% and 15% of the Company's consolidated sales in 1999, 1998, and 1997, respectively.

         Consulting and Analytical Services revenues increased in 1999 as expertise in the analysis of materials expanded. Applications using the Company's most advanced technologies are positioning the Company to address other markets such as life sciences, medical and electronics. A significant portion of the revenues from these products are from customers outside of the Company's traditional measurements of barrier packages and materials.

         Sales of headspace analyzer products remained steady in 1999 compared to 1998. GC analyzer product sales increased in 1999 due to increased market penetration. Sales of sample preparation products increased in 1999 due to the acquisition of these products in late 1998.

         International revenues increased 28% to $7,207,000, or 40% of total revenue in 1999 compared to $5,624,000, or 37% of revenue in 1998, and $6,314,000, or 37% of total revenue in 1997. The Company uses a network of independent representatives to market and service its products in foreign countries. A single currency called the euro was introduced in Europe on January 1, 1999. Although, MOCON sells its products in United States dollars, the increased price transparency resulting from the use of a single currency may affect the ability of its independent representatives to price products differently in the various European markets. The use of a single European currency may increase the foreign currency risks of such independent representatives and affect the prices at which products are sold.

         The gross profit margin was 65% in 1999 compared to 65% in 1998, and 67% in 1997. Over the past several years the Company's gross profit percentage has been in a range of about 62 to 67 percent of sales. The 1997 gross profit margin was at the high end of the historical range due to reduced warranty expenses.

         Selling, general and administrative ("SG&A") expenses were $6,479,000 in 1999 or 36% of revenue, compared to $5,747,000, or 38% of revenue in 1998, and $5,480,000, or 32% of revenue in 1997. The increase in SG&A expenses from 1998 to 1999 is primarily due to higher commission expenses resulting from the increase in sales and due to the amortization of intangible assets related to the acquisition of Lab Connections. The increase in SG&A expenses from 1997 to 1998 resulted from the addition of regional sales management, the addition of sales representatives, and an increase in travel and legal fees incurred to protect confidential information of the Company. The Company may continue to incur legal fees associated with this cause throughout 2000.

         Research and development expenses amounted to $1,234,000, or 7% of revenue in 1999, compared to $1,061,000, or 7% of revenue in 1998, and $1,016,000, or 6% of revenue in 1997. For the foreseeable future, the Company expects to allocate on an annual basis approximately 5 to 8 percent of sales to research and development.

         Investment income decreased to approximately $419,000 in 1999 from $470,000 in 1998. The decrease in 1999 is primarily due to lower average investment balances during 1999. The decrease in investment income from 1997 to 1998 is the result of a one-time gain of approximately $235,000 realized in 1997 on the sale of equity securities, and to a lesser extent is due to a lower average yield on investments in 1998.

         The Company's provision for income taxes was 33.5% of income before income taxes in 1999 and was 34% of pretax income in 1998 and 1997. Based on current operating conditions and income tax laws, the Company expects the tax rate for 2000 to be in the range of 32 to 34%.

         Net income was $2,899,000 in 1999 compared to $2,328,000 in 1998, and $3,728,000 in 1997. Basic net income per share was $.46 per share in 1999 compared to $.37 per share in 1998, and $.58 per share in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash, temporary cash investments and marketable securities increased $508,000 during 1999 to $9,883,000. The increase is primarily attributable to the Company's net income. In addition to funding its operations, the Company used its cash resources to pay dividends totaling $1,252,000 and to repurchase shares of the Company's common stock during the period totaling approximately $1,524,000. Depending upon market conditions and subject to approval of the Board of Directors, the Company may continue to repurchase shares of its Common Stock on the open market at prices not exceeding the market price.

         Cash flow from operations has historically been sufficient to meet liquidity requirements, capital expenditures and research and development costs. Cash flow from operations totaled $3,783,000, $3,222,000 and $2,686,000 in 1999,
1998 and 1997, respectively.

         The Company has no long-term debt and has no material commitments for capital expenditures as of December 31, 1999. The Company's plant and equipment does not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will implement SAB No. 101 in the first quarter of 2000 and is currently in the process of evaluating the impact.

         During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS No. 137 with respect to the effective date), which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The Company is currently in the process of evaluating the impact of this statement. Its adoption is not expected to materially impact the Company's financial condition or results of operations.

CERTAIN IMPORTANT FACTORS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

         INTERNATIONAL SALES. Sales outside the United States accounted for approximately 40% of the Company's revenues in 1999 and for approximately 37% of the Company's revenues in 1998 and 1997. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

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

YEAR 2000 IMPACT

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information, including correct leap-year recognition, at or after the year 2000. This is commonly referred to as the "Year 2000" problem. The Company has not experienced significant difficulty with regard to this situation and continues to monitor its business in regard to the potential impact of the Year 2000 problem on its business.

         INTERNAL SYSTEMS. The Company has not experienced significant Year 2000 issues and the costs incurred to update non-compliant systems were not material. The Company continues to monitor its systems for Year 2000 problems and does not expect issues that would have a material adverse impact on the Company's results of operations and consolidated financial condition. However, there can be no assurance that unforeseen difficulties or costs will not arise.

         VENDORS. The Company is not aware of any critical suppliers and other vendors that will not be able to provide the Company with products and services through the change to 2000 or their inability to provide products to the Company that are Year 2000 compliant. However such failure, including failure of any contingency plans, could have a material adverse impact on the Company's results of operations and consolidated financial condition.

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

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                      (in thousands, except per share data)

--------------------------------------------------------------------------------
                                               Quarter
                        1st              2nd              3rd              4th
--------------------------------------------------------------------------------
1999
Net Sales          $    4,454       $    4,432       $    4,465       $    4,492
Gross Profit       $    2,935       $    2,876       $    2,909       $    2,935
Net Income         $      694       $      716       $      753       $      736
Net Income
  Per Share
     Basic         $     0.11       $     0.11       $     0.12       $     0.12
     Diluted       $     0.11       $     0.11       $     0.12       $     0.12


1998
Net Sales          $    3,547       $    3,796       $    3,861       $    3,942
Gross Profit       $    2,304       $    2,434       $    2,559       $    2,568
Net Income         $      500       $      397       $      716       $      715
Net Income
  Per Share
     Basic         $     0.08       $     0.06       $     0.11       $     0.11
     Diluted       $     0.08       $     0.06       $     0.11       $     0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         (a)      DIRECTORS OF THE COMPANY

         The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 2000 Proxy Statement is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company."

         (b)      COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Election of Directors -- Other Information About Nominees" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.       FINANCIAL STATEMENTS:

         The following Consolidated Financial Statements of the Company and its subsidiaries are included herein:

                                                                            Page
         Independent Auditors' Report....................................... F-1

         Consolidated Balance Sheets as of December 31, 1999 and 1998....... F-2

         Consolidated Statements of Income for the years ended
         December 31, 1999, 1998 and 1997................................... F-3

         Consolidated Statements of Stockholders' Equity and Comprehensive
         Income for the years ended December 31, 1999, 1998 and 1997........ F-4

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997................................... F-5

         Notes to Consolidated Financial Statements......................... F-6

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

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
MOCON, Inc.:

Under date of February 18, 2000, we reported on the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in this annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                                         /s/  KPMG LLP

Minneapolis, Minnesota
February 18, 2000

                                   SCHEDULE II

                          MOCON, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                            Balance at      Charged to                  Balance
                                            beginning       costs and    Deductions      at end
              Description                    of year        expenses         (1)        of year
-----------------------------------------------------------------------------------------------
Year ended December 31, 1999
   allowance for doubtful accounts           $159,000        12,000         5,000       166,000

Year ended December 31, 1998
   allowance for doubtful accounts           $163,000        11,000        15,000       159,000

Year ended December 31, 1997
   allowance for doubtful accounts           $155,000         9,000         1,000       163,000

(1) Bad debts written off.


Year ended December 31, 1999
   allowance for inventory obsolescence      $185,000        66,000        68,000       183,000

Year ended December 31, 1998
   allowance for inventory obsolescence      $188,000        72,000        75,000       185,000

Year ended December 31, 1997
   allowance for inventory obsolescence      $230,000       106,000       148,000       188,000

(1) Inventory written off.


Year ended December 31, 1999
   allowance for product warranties          $251,000       336,000       303,000       284,000

Year ended December 31, 1998
   allowance for product warranties          $199,000       315,000       263,000       251,000

Year ended December 31, 1997
   allowance for product warranties          $190,000       260,000       251,000       199,000

(1) Expenses written off.

                  3.       EXHIBITS

         The exhibits to this Report are listed in the Exhibit Index.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 24, 2000, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn.: Shareholder Information.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

         A. 1990 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-42255)).

         B. 1992 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-49752)).

         C. 1998 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-58789)).

         D. Compensation Committee resolutions setting forth the Incentive Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9273)).

         E. Paired Profit Sharing Plan effective July 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-9273)).

         F. Confidentiality Agreement, dated June 3, 1983, between the Company and William N. Mayer (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-9273)).

         (b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

         (c)      EXHIBITS

         The exhibits to this Report are listed in the Exhibit Index.

         (d)      FINANCIAL STATEMENT SCHEDULES

         See Item 14, section (a) 2 above for the financial statement schedules filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 23, 2000            MOCON, INC.

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


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 23, 2000.

                                Signature and Title
                                -------------------

                                /s/ William N. Mayer
                                ------------------------------------------------
                                William N. Mayer, Chairman of the Board

                                /s/ Robert L. Demorest
                                ------------------------------------------------
                                Robert L. Demorest, President and Director

                                /s/ Richard A. Proulx
                                ------------------------------------------------
                                Richard A. Proulx, Director


                                ------------------------------------------------
                                Paul L. Sjoquist, Director

                                /s/ Dean B. Chenoweth
                                ------------------------------------------------
                                Dean B. Chenoweth, Director

                                /s/ J. Leonard Frame
                                ------------------------------------------------
                                J. Leonard Frame, Director

                                /s/ Tom C. Thomas
                                ------------------------------------------------
                                Tom C. Thomas, Director

                          MOCON, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



                                TABLE OF CONTENTS


                                                                           PAGE

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Income                                           F-3

Consolidated Statements of Stockholders' Equity
     and Comprehensive Income                                               F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                                  F-6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
MOCON, Inc. and subsidiaries:


We have audited the accompanying consolidated balance sheets of MOCON, Inc. (the Company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                       /s/ KPMG LLP


Minneapolis, Minnesota
February 18, 2000

                          MOCON, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                                            ASSETS                                            1999            1998
                                                                                          ------------    ------------
Current assets:
   Cash and temporary cash investments                                                    $  1,275,838       1,352,416
   Marketable securities, current                                                            4,347,724       4,959,151
   Trade accounts receivable, less allowance for doubtful
     accounts of $166,000 in 1999 and $159,000 in 1998                                       2,497,850       2,124,060
   Other receivables                                                                           139,481         127,104
   Inventories                                                                               2,104,588       2,322,187
   Prepaid expenses                                                                            161,587         235,658
   Deferred income taxes                                                                       345,000         282,000
                                                                                          ------------    ------------

          Total current assets                                                              10,872,068      11,402,576
                                                                                          ------------    ------------

Marketable securities, noncurrent                                                            4,259,071       3,063,100

Property and equipment                                                                       3,388,294       3,183,576
Less accumulated depreciation and amortization                                               2,205,801       2,036,127
                                                                                          ------------    ------------

                                                                                             1,182,493       1,147,449
                                                                                          ------------    ------------

Other assets:
   Goodwill, net of accumulated amortization of $105,181 in 1999 and $17,023 in 1998           964,897       1,070,078
   Technology rights and other intangibles, net of accumulated amortization of $60,000
     in 1999 and $0 in 1998                                                                    540,000         600,000
   Other                                                                                       385,347         392,032
                                                                                          ------------    ------------

          Total other assets                                                                 1,890,244       2,062,110
                                                                                          ------------    ------------

                                                                                          $ 18,203,876      17,675,235
                                                                                          ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $    853,030         801,536
   Accrued compensation and vacation                                                           675,339         440,696
   Other accrued expenses                                                                      314,989         278,140
   Accrued product warranties                                                                  283,727         250,858
   Accrued income taxes                                                                        404,133         382,683
   Dividends payable                                                                           305,680         317,253
                                                                                          ------------    ------------

          Total current liabilities                                                          2,836,898       2,471,166
                                                                                          ------------    ------------

Deferred income taxes                                                                          112,000          98,000
                                                                                          ------------    ------------

          Total liabilities                                                                  2,948,898       2,569,166
                                                                                          ------------    ------------

Stockholders' equity:
   Capital stock--undesignated--authorized 3,000,000 shares                                         --              --
   Common stock--$.10 par value; authorized 22,000,000 shares; issued and outstanding
     6,073,097 shares in 1999 and 6,287,960 shares in 1998                                     607,310         628,796
   Capital in excess of par value                                                                   --         934,031
   Retained earnings                                                                        14,647,668      13,543,242
                                                                                          ------------    ------------

          Total stockholders' equity                                                        15,254,978      15,106,069

Commitments and contingencies (note 5)
                                                                                          ------------    ------------

                                                                                          $ 18,203,876      17,675,235
                                                                                          ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1999, 1998, and 1997

                                                     1999             1998             1997
                                                 ------------     ------------     ------------
Sales
    Products                                     $ 15,751,913       13,789,561       15,786,865
    Consulting services                             2,090,694        1,356,807        1,230,113
                                                 ------------     ------------     ------------

             Total sales                           17,842,607       15,146,368       17,016,978
                                                 ------------     ------------     ------------

Cost of sales
    Products                                        5,218,887        4,639,320        4,895,634
    Consulting services                               970,041          642,735          680,332
                                                 ------------     ------------     ------------

             Total cost of sales                    6,188,928        5,282,055        5,575,966
                                                 ------------     ------------     ------------

             Gross profit                          11,653,679        9,864,313       11,441,012
                                                 ------------     ------------     ------------

Selling, general, and administrative expenses       6,479,122        5,747,232        5,479,722

Research and development expenses                   1,234,204        1,060,883        1,015,975

Investment income                                    (418,814)        (470,411)        (711,713)
                                                 ------------     ------------     ------------

                                                    7,294,512        6,337,704        5,783,984
                                                 ------------     ------------     ------------

             Income before income taxes             4,359,167        3,526,609        5,657,028

Income taxes                                        1,460,000        1,199,000        1,929,000
                                                 ------------     ------------     ------------

             Net income                          $  2,899,167        2,327,609        3,728,028
                                                 ============     ============     ============

Net income per common share:
    Basic                                        $        .46              .37              .58
                                                 ============     ============     ============

    Diluted                                      $        .46              .36              .57
                                                 ============     ============     ============

Weighted average shares outstanding:
    Basic                                           6,250,254        6,358,963        6,418,731
                                                 ============     ============     ============

    Diluted                                         6,268,358        6,397,847        6,487,806
                                                 ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1999, 1998, and 1997

                                             COMMON STOCK                                        OTHER
                                      -------------------------    CAPITAL IN                COMPREHENSIVE
                                        NUMBER                     EXCESS OF     RETAINED       INCOME
                                       OF SHARES       AMOUNT      PAR VALUE     EARNINGS        (LOSS)        TOTAL
                                      -----------   -----------   -----------   -----------  -------------  -----------
Balance, December 31, 1996              6,410,964   $   641,096         5,457    11,752,113       195,000    12,593,666

   Stock options exercised                 45,994         4,599       286,865            --            --       291,464
   Purchase and retirement
     of common stock                      (21,618)       (2,161)     (225,069)       (1,946)           --      (229,176)
   Dividends declared
     ($.18 per share)                          --            --            --    (1,156,482)           --    (1,156,482)
   Net unrealized loss on non-
     current marketable equity
     securities, net of income taxes           --            --            --            --      (195,000)     (195,000)
   Net income                                  --            --            --     3,728,028            --     3,728,028
                                                                                                            -----------

   Total comprehensive income                                                                                 3,533,028
                                      -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1997              6,435,340       643,534        67,253    14,321,713            --    15,032,500

   Stock options exercised                 34,645         3,465        91,289        71,000            --       165,754
   Purchase and retirement
     of common stock                     (363,369)      (36,337)     (225,772)   (1,907,613)           --    (2,169,722)
   Dividends declared
     ($.20 per share)                          --            --            --    (1,269,467)           --    (1,269,467)
   Issuance of shares in conjunction
     with the acquisitions of
     Microanalytics Instrumentation
     Corp. and Lab Connections, Inc.      181,344        18,134     1,001,261            --            --     1,019,395
   Net income and comprehensive
     income                                    --            --            --     2,327,609            --     2,327,609
                                      -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1998              6,287,960       628,796       934,031    13,543,242            --    15,106,069

   Stock options exercised                 48,300         4,830       217,926            --            --       222,756
   Purchase and retirement
     of common stock                     (263,163)      (26,316)   (1,151,957)     (548,569)           --    (1,726,842)
   Dividends declared
     ($.20 per share)                          --            --            --    (1,246,172)           --    (1,246,172)
   Net income and comprehensive
     income                                    --            --            --     2,899,167            --     2,899,167
                                      -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1999              6,073,097   $   607,310            --    14,647,668            --    15,254,978
                                      ===========   ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998, and 1997

                                                                                           1999           1998           1997
                                                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                                          $ 2,899,167      2,327,609      3,728,028
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss (gain) on disposition of long-term assets                                         38,698         19,401       (145,758)
     Depreciation and amortization                                                         611,596        378,887        302,304
     Deferred income taxes                                                                 (49,000)        (7,000)        60,000
     Changes in operating assets and liabilities, net of impact of acquisitions:
       Trade accounts receivable                                                          (373,790)     1,094,145     (1,288,496)
       Other receivables                                                                   (12,377)        48,947        (57,582)
       Inventories                                                                         217,599       (362,520)       (42,450)
       Prepaid expenses                                                                     74,071        (43,628)        21,347
       Accounts payable                                                                     51,494        125,435         (3,251)
       Accrued compensation and vacation                                                   234,643       (194,730)       131,330
       Other accrued expenses                                                               36,849       (149,525)       (81,141)
       Accrued product warranties                                                           32,869         36,466          8,519
       Accrued income taxes                                                                 21,450        (51,740)        52,948
                                                                                       -----------    -----------    -----------

           Net cash provided by operating activities                                     3,783,269      3,221,747      2,685,798
                                                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of marketable securities                                                   (6,379,304)    (2,744,874)    (8,117,262)
   Proceeds from sales of marketable securities at maturity                              5,794,760      4,883,500      5,695,408
   Cash paid in acquisitions, net of cash acquired                                              --     (1,032,642)            --
   Proceeds from sale of equity securities                                                      --             --        454,985
   Purchases of property and equipment                                                    (475,250)      (401,085)      (249,543)
   Proceeds from sale of property and equipment                                             18,308             --             --
   Purchases of patents and trademarks                                                     (50,169)       (53,179)       (24,037)
   Other                                                                                    (6,361)        (6,273)        (6,302)
                                                                                       -----------    -----------    -----------

           Net cash (used in) provided by  investing activities                         (1,098,016)       645,447     (2,246,751)
                                                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                                              14,630         17,006         63,807
   Purchase and retirement of common stock                                              (1,524,021)    (2,022,475)        (1,519)
   Dividends paid                                                                       (1,252,440)    (1,272,323)    (1,091,312)
                                                                                       -----------    -----------    -----------

           Net cash used in financing activities                                        (2,761,831)    (3,277,792)    (1,029,024)
                                                                                       -----------    -----------    -----------

           Net (decrease) increase in cash and temporary cash investments                  (76,578)       589,402       (589,977)

Cash and temporary cash investments:
   Beginning of year                                                                     1,352,416        763,014      1,352,991
                                                                                       -----------    -----------    -----------

   End of year                                                                         $ 1,275,838      1,352,416        763,014
                                                                                       ===========    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for income taxes                                          $ 1,487,550      1,258,363      1,816,052
                                                                                       ===========    ===========    ===========

Supplemental schedule of noncash investing and financing activities:
   Noncash purchase and retirement of common stock                                     $   202,821        147,247        227,657
   Noncash exercise of stock options                                                       208,126        148,748        227,657
   Dividends accrued                                                                       305,680        317,253        321,610
   Issuance of common stock for acquisitions                                                    --      1,019,395             --
                                                                                       ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      MOCON, Inc. (the Company) operates in a single industry segment: the development, manufacturing, and marketing of measurement, analytical, monitoring, sample preparation, and consulting products used to detect, measure, and analyze gases and chemical compounds for customers in the barrier packaging, food, and pharmaceutical industries throughout the world. The following is a summary of the significant accounting policies used in the preparation of the Company's consolidated financial statements.

      (a)   PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

      (b)   STATEMENTS OF CASH FLOWS

            The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

            Temporary cash investments consist of short-term investments which are readily convertible to cash.

      (c)   MARKETABLE SECURITIES

            Marketable securities at December 31, 1999 consist of United States government obligations, municipal bonds, and certificates of deposit. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


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


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


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

      (l)   ADVERTISING COSTS

            The Company incurs advertising costs associated with trade shows, print advertising, and brochures. Such costs are charged to expense as incurred. Advertising expense was $192,000, $219,000, and $219,000, in 1999, 1998, and 1997, respectively.

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


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


      (o)   RECLASSIFICATIONS

            Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

      (p)   NEW ACCOUNTING PRONOUNCEMENTS

            In December 1999, the SEC staff issued Staff Accounting Bulletin
            (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will implement SAB No. 101 in the first quarter of 2000 and is currently in the process of evaluating the impact.

            During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS No. 137 with respect to the effective date), which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The Company is currently in the process of evaluating the impact of this statement. Its adoption is not expected to materially impact the Company's financial condition or results of operations.

(2)   MARKETABLE SECURITIES

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 1999 and 1998 were as follows:

                                                           1999
                                  ---------------------------------------------------------
                                                   GROSS          GROSS
                                                 UNREALIZED     UNREALIZED
                                  AMORTIZED       HOLDING        HOLDING
                                    COST           GAINS          LOSSES        FAIR VALUE
                                 -----------    -----------     -----------     -----------
Available-for-sale:
    Municipal bonds              $   635,000             --              --         635,000
                                 -----------    -----------     -----------     -----------

                                 $   635,000             --              --         635,000
                                 ===========    ===========     ===========     ===========

Held-to-maturity:
    Municipal bonds              $ 7,002,798          4,509         (28,318)      6,978,989
    Other securities                 968,997         27,004          (7,509)        988,492
                                 -----------    -----------     -----------     -----------

                                 $ 7,971,795         31,513         (35,827)      7,967,481
                                 ===========    ===========     ===========     ===========


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


                                                            1998
                                  ---------------------------------------------------------
                                                   GROSS          GROSS
                                                 UNREALIZED     UNREALIZED
                                  AMORTIZED       HOLDING        HOLDING
                                    COST           GAINS          LOSSES        FAIR VALUE
                                 -----------    -----------     -----------     -----------
Available-for-sale:
    Municipal bonds              $   585,000             --              --         585,000
                                 -----------    -----------     -----------     -----------

                                 $   585,000             --              --         585,000
                                 ===========    ===========     ===========     ===========

Held-to-maturity:
    Municipal bonds              $ 6,498,382         38,014          (3,464)      6,532,932
    Other securities                 938,869          1,424            (264)        940,029
                                 -----------    -----------     -----------     -----------

                                 $ 7,437,251         39,438          (3,728)      7,472,961
                                 ===========    ===========     ===========     ===========

      Other securities consist primarily of U.S. government obligations and marketable certificates of deposit.

      Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows at December 31, 1999 and 1998:

                                                   1999                          1998
                                        --------------------------    --------------------------
                                         Amortized                     Amortized
                                            cost       Fair value         cost       Fair value
                                        -----------    -----------    -----------    -----------
Available-for-sale:
    Municipal bonds                     $   635,000        635,000        585,000        585,000
                                        -----------    -----------    -----------    -----------

                                        $   635,000        635,000        585,000        585,000
                                        ===========    ===========    ===========    ===========

Held-to-maturity:
    Due within one year                 $ 3,712,724      3,720,183      4,374,151      4,393,997
    Due after one through five years      4,259,071      4,247,298      3,063,100      3,078,964
                                        -----------    -----------    -----------    -----------

                                        $ 7,971,795      7,967,481      7,437,251      7,472,961
                                        ===========    ===========    ===========    ===========


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(3)   INVENTORIES

      The major components of inventories are as follows:

                                                 1999            1998
                                             -----------     -----------

Finished products                            $   240,784         330,812
Work-in-process                                  808,267         836,043
Raw materials                                  1,055,537       1,155,332
                                             -----------     -----------

                                             $ 2,104,588       2,322,187
                                             ===========     ===========


(4)   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                               ESTIMATED
                                1999            1998         USEFUL LIVES
                            -----------     -----------     -------------

Machinery and equipment     $ 2,381,625       2,289,632     3 to 10 years
Office equipment                516,660         519,511     2 to 15 years
Leasehold improvements          377,352         286,021     1 to 5 years
Vehicles                        112,657          88,412     3 to 5 years
                            -----------     -----------

                            $ 3,388,294       3,183,576
                            ===========     ===========

      Depreciation and amortization of property and equipment charged to earnings was $418,083, $336,886, and $277,836, for the years ended December 31, 1999, 1998, and 1997, respectively.

(5)   LEASES

      The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through June 2010, and require the Company to pay operating costs, including real estate taxes.

      Rental expense, including charges for operating costs, was as follows:

                               1999         1998         1997
                           -----------  -----------  -----------

                           $   389,143      329,123      308,855
                           ===========  ===========  ===========


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


      The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 1999:

              YEAR ENDING
             DECEMBER 31:
            --------------
              2000                                  $   291,139
              2001                                      297,040
              2002                                      286,200
              2003                                      290,901
              2004                                      276,402
              Later years                             1,445,745
                                                    -----------

                                                    $ 2,887,427
                                                    ===========


(6)   INCOME TAXES

      The provision for income taxes consists of the following:

                                             1999          1998          1997
                                         -----------   -----------   -----------

Current tax expense:
    Federal                              $ 1,311,000     1,021,000     1,636,000
    State                                    198,000       185,000       233,000
                                         -----------   -----------   -----------

           Total current expense           1,509,000     1,206,000     1,869,000

Deferred                                     (49,000)       (7,000)       60,000
                                         -----------   -----------   -----------

           Provision for income taxes    $ 1,460,000     1,199,000     1,929,000
                                         ===========   ===========   ===========

      The effective income tax rate varies from the federal statutory tax rate for the following reasons:

                                                    PERCENTAGE OF PRETAX INCOME
                                                    FOR YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                     1999      1998      1997
                                                     ----      ----      ----

Tax at statutory federal income tax rate             34.0%     34.0%     34.0%
Increases (reductions) in taxes resulting from:
    State income taxes, net of federal benefit        2.9       3.5       2.7
    Tax-exempt earnings of FSC                       (2.4)     (2.7)     (2.0)
    Tax-exempt investment earnings                   (2.3)     (3.5)     (2.1)
    Other                                             1.3       2.7       1.5
                                                     ----      ----      ----

             Effective income tax rate               33.5%     34.0%     34.1%
                                                     ====      ====      ====


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


      The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                         1999           1998
                                                      ----------     ----------

Deferred tax assets:
    Allowance for doubtful accounts not
      currently deductible                            $   60,000         57,000
    Inventory costs not currently deductible              35,000         35,000
    Inventory reserves                                    88,000         88,000
    Warranty reserves                                    108,000         96,000
    Other accruals                                        54,000         47,000
    Net operating loss and tax credit carryforwards       76,000         76,000
    Excess of book over tax depreciation                   6,000          1,000
                                                      ----------     ----------

            Total deferred tax assets                    427,000        400,000
                                                      ----------     ----------

Deferred tax liabilities:
    Technology rights and other intangibles             (194,000)      (216,000)
                                                      ----------     ----------

            Total deferred tax liabilities              (194,000)      (216,000)
                                                      ----------     ----------

            Net deferred tax asset                    $  233,000        184,000
                                                      ==========     ==========

      The Company has determined that establishing a valuation allowance for the deferred tax assets is not required since it is more likely than not that the deferred tax assets will be realized through future taxable income. Net operating loss and tax credit carryforwards aggregated $145,000 and $25,000, respectively, at December 31, 1999. These carryforwards are subject to certain IRS usage limitations and begin to expire in 2012.

(7)   STOCKHOLDERS' EQUITY

      On May 19, 1998, the number of authorized shares of capital stock was increased from 10,000,000 shares to 25,000,000 shares, consisting of 22,000,000 shares of common stock with a $.10 par value and 3,000,000 shares undesignated as to series.

      As of December 31, 1999, the Company has reserved 351,883 shares of common stock for options that are still available for grant under the Company's stock option plans, and 228,893 shares for options that have been granted but have not yet been exercised.


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


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

                                          1999          1998           1997
                                      -----------   -----------    -----------

Net earnings--as reported             $ 2,899,167     2,327,609      3,728,028
Net earnings--pro forma                 2,818,972     2,202,542      3,623,892
Earnings per share--as reported:
    Basic                                     .46           .37            .58
    Diluted                                   .46           .36            .57
Earnings per share--pro forma:
    Basic                                     .45           .35            .56
    Diluted                                   .45           .34            .56

      The pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997:

                                     1999          1998           1997
                                 -----------   -----------    -----------

Dividend yield                         2.50%         2.25%          2.25%
Expected volatility                      44%           36%            31%
Risk-free interest rate                 5.5%          5.1%           6.2%
Expected lives                     7.0 years     7.6 years      9.0 years


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


      Information regarding the Company's stock option plans for 1999, 1998, and 1997 is as follows:

                                                                 WEIGHTED-
                                                                  AVERAGE
                                                                 EXERCISE
                                                    SHARES        PRICE
                                                  ---------     ---------

Options outstanding, December 31, 1996              266,903     $    6.12

    Granted                                          31,036         10.58
    Exercised                                       (45,994)         6.29
    Canceled or expired                             (53,172)         8.03
                                                  ---------     ---------

Options outstanding, December 31, 1997              198,773          6.26

    Granted                                         145,460          6.33
    Exercised                                       (34,645)         4.78
    Canceled or expired                              (7,300)         8.16
                                                  ---------     ---------

Options outstanding, December 31, 1998              302,288          6.42

    Granted                                           5,000          5.69
    Exercised                                       (48,300)         4.61
    Canceled or expired                             (30,095)         6.09
                                                  ---------     ---------

Options outstanding, December 31, 1999              228,893     $    6.83
                                                  =========     =========

                                              1999         1998          1997
                                           ---------     ---------    ---------

Weighted-average fair value of options,
    granted during the year                $    2.23          2.38         3.80

Weighted-average exercise price of
    options, exercisable at end of year         6.77          6.17         5.99

Options exercisable                          143,221       147,809      119,442

      Subsequent to year end, the Company issued options to purchase 48,350 shares of its common stock at $5.63 to officers and employees of the Company.


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


(8)   INCOME PER COMMON SHARE

      The following table presents a reconciliation of the denominators used in the computation of net income per common share--basic and net income per common share--diluted for the years ended December 31, 1999, 1998, and 1997:

                                               1999         1998         1997
                                            ----------   ----------   ----------

Weighted shares of common stock
    outstanding--basic                       6,250,254    6,358,963    6,418,731

Weighted shares of common stock
    assumed upon exercise of stock options      18,104       38,884       69,075
                                            ----------   ----------   ----------

Weighted shares of common stock
    outstanding--diluted                     6,268,358    6,397,847    6,487,806
                                            ==========   ==========   ==========


      The following represents securities outstanding at December 31, 1999, 1998, and 1997, which have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive:

                               1999         1998          1997
                            ----------   ----------   ----------

Options                        107,335      166,110           --

(9)   SALES

      Export sales were $7,207,497, $5,624,038, and $6,314,227, in 1999, 1998, and 1997, respectively. Of the export sales, $3,255,242, $2,065,199, and $2,450,013 in 1999, 1998 and 1997, respectively, were to customers in Western Europe. Sales to customers in Japan were $1,697,559, $1,379,742, and $1,651,983, for 1999, 1998, and 1997, respectively. The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 17%, 14%, and 16%, of sales in 1999, 1998, and 1997, respectively. Another independent representative accounted for approximately 7%, 8%, and 11%, of sales in 1999, 1998, and 1997, respectively.

(10)  SAVINGS AND RETIREMENT PLAN

      The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company's contributions to this plan in 1999, 1998, and 1997 were $40,626, $31,122, and $29,572, respectively.


                                                                     (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997


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

                                                            TOTAL
                                                        -----------

Cash                                                    $   105,250
Net current assets                                          324,352
Property and equipment                                      126,584
Goodwill                                                  1,087,101
Deferred tax assets                                         125,000
Technology rights                                           600,000
Other assets                                                  5,000
Deferred tax liabilities                                   (216,000)
                                                        -----------

                                                        $ 2,157,287
                                                        ===========

      The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of LabCon and Micro had occurred as of the beginning of fiscal 1998 and 1997. Pro forma adjustments consist primarily of realization of tax benefits resulting from operating losses and goodwill and other intangible amortization:

                                             1998             1997
                                         ------------      ----------

Net sales                                $ 16,558,277      18,961,648
Net income                                  2,001,721       3,675,813

Net income per common share:
    Basic                                         .31             .56
    Diluted                                       .31             .55

                                   MOCON, INC.

                        EXHIBIT INDEX TO ANNUAL REPORT ON
                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999


Item                                                                   Method of
 No.                                Item                                Filing
------      ---------------------------------------------------------  ---------

3.1         Restated Articles of Incorporation of the Company             (1)

3.2         Amendment to Restated Articles of Incorporation of the
            Company, effective May 27, 1987                               (2)

3.3         Amendment to Restated Articles of Incorporation of the
            Company, effective June 28, 1991                              (3)

3.4         Amendment to Restated Articles of Incorporation of the
            Company, effective May 21, 1998                               (11)

3.5         Amendment to Restated Articles of Incorporation of the
            Company, effective May 26, 1999                               (13)

3.6         Third Restated Bylaws of the Company                          (4)

10.1        Office/Warehouse Lease, dated July 29, 1994                   (5)

10.2        Office/Warehouse Lease Extension, dated June 6, 1997          (8)

10.3        Office/Warehouse Lease Extension, dated November 17, 1999     (13)

10.4        1990 Non-Employee Director Stock Option Plan                  (3)

10.5        1992 Stock Option Plan                                        (6)

10.6        1998 Stock Option Plan                                        (9)

10.7        Compensation Committee resolutions setting forth the
            Incentive Compensation Plan                                   (12)

10.8        Paired Profit Sharing Plan effective July 1, 1996             (7)

10.9        Confidentiality Agreement, dated June 3, 1983, between the
            Company and William N. Mayer                                  (4)

10.10       Agency and Service Agreement, dated January 1, 1987,
            between the Company and MoCon FSC, Inc.                       (4)

10.11       Foreign Sales Corporation Suppliers Agreement, dated March
            28, 1985, between the Company and MoCon FSC, Inc.             (4)

10.12       Agreement and Plan of Merger, dated November 20, 1998, by
            and among Modern Controls, Inc., MOCON Acquisition
            Corporation and Lab Connections, Inc.                         (10)

21.1        Subsidiaries of the Company                                   (13)

23.1        Independent Auditors' Consent                                 (13)

27.1        Financial Data Schedule for the year ended December 31,
            1999                                                          (13)

-----------------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1984 (File No. 0-9273).

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

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-9273).

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-9273).

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-58789).

(10) Incorporated by reference to the Company's Report on Form 8-K filed on December 21, 1998 (File No. 0-9273)

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-9273).

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9273).

(13)  Filed herewith.