Form 10-Q
period 2000-03-31
MODERN CONTROLS INC
filed 2000-05-15
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

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

                                 (763) 493-6370
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES _X_ NO ___




6,056,556 Common Shares were outstanding as of March 31, 2000

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                      For the Quarter Ended March 31, 2000



                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION


  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      March 31, 2000 and December 31, 1999                                   1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months ended March 31, 2000 and 1999                             2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months ended March 31, 2000 and 1999                             3


    Notes to Condensed Consolidated Financial Statements (Unaudited)        4-5


  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                6-7


  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                                  8

PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                                   9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                   MOCON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              March 31,     December 31,
                                                                2000            1999
                                                            ------------    ------------
ASSETS
  Current assets:
    Cash and temporary cash investments                     $  1,245,096    $  1,275,838
    Marketable securities, current                             4,724,580       4,347,724
    Accounts receivable                                        2,084,887       2,497,850
    Other receivables                                            133,195         139,481
    Inventories                                                2,108,212       2,104,588
    Prepaid expenses                                             153,146         161,587
    Deferred income taxes                                        345,000         345,000
                                                            ------------    ------------
        Total current assets                                  10,794,116      10,872,068
                                                            ------------    ------------

  Marketable securities, noncurrent                            4,361,106       4,259,071
                                                            ------------    ------------

  Property and equipment:                                      3,844,988       3,388,294
    Less: accumulated depreciation
          and amortization                                     2,308,567       2,205,801
                                                            ------------    ------------
      Net property and equipment                               1,536,421       1,182,493
                                                            ------------    ------------
  Other assets:
    Goodwill                                                     934,052         964,897
    Technology rights and other intangibles                      525,000         540,000
    Other                                                        371,476         385,347
                                                            ------------    ------------
        Total other assets                                     1,830,528       1,890,244
                                                            ------------    ------------

          TOTAL ASSETS                                      $ 18,522,171    $ 18,203,876
                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                        $    700,197    $    853,030
    Accrued compensation and vacation                            404,141         675,339
    Other accrued                                              1,692,746       1,308,529
                                                            ------------    ------------
        Total current liabilities                              2,797,084       2,836,898
                                                            ------------    ------------

  Deferred income taxes                                          106,360         112,000
                                                            ------------    ------------
  Stockholders' equity:
    Common stock - $.10 par value                                605,656         607,310
    Retained earnings                                         15,013,071      14,647,668
                                                            ------------    ------------
        Total stockholders' equity                            15,618,727      15,254,978
                                                            ------------    ------------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                             $ 18,522,171    $ 18,203,876
                                                            ============    ============

Note: The condensed consolidated balance sheet at December 31, 1999 has been summarized from the Company's audited consolidated balance sheet at that date.

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------    ------------
Sales
  Products                                           $  3,837,840    $  3,984,322
  Consulting services                                     677,610         469,401
                                                     ------------    ------------
     Total sales                                        4,515,450       4,453,723
                                                     ------------    ------------
Cost of Sales
  Products                                              1,272,713       1,303,533
  Consulting services                                     312,540         215,616
                                                     ------------    ------------
     Total cost of sales                                1,585,253       1,519,149
                                                     ------------    ------------

Gross profit                                            2,930,197       2,934,574
                                                     ------------    ------------

Selling, general & administrative expenses              1,583,958       1,675,138

Research & development expenses                           288,040         326,733
                                                     ------------    ------------

                                                        1,871,998       2,001,871

Operating income                                        1,058,199         932,703

Investment income                                         109,751         103,743
                                                     ------------    ------------

Income before income taxes                              1,167,950       1,036,446

Income taxes                                              374,000         342,000
                                                     ------------    ------------

Net income                                           $    793,950    $    694,446
                                                     ============    ============

Net income per common share:
     Basic                                           $       0.13    $       0.11
                                                     ============    ============
     Diluted                                         $       0.13    $       0.11
                                                     ============    ============


Weighted average shares outstanding:
     Basic                                              6,073,223       6,288,065
                                                     ============    ============
     Diluted                                            6,090,953       6,292,755
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months
                                                                 Ended March 31,
                                                          -----------------------------
                                                              2000             1999
                                                          ------------     ------------
Cash flows from operating activities:
   Net income                                             $    793,950     $    694,446
   Total adjustments to reconcile
      net income to net cash provided
      by operating activities                                  583,949          379,469
                                                          ------------     ------------

   Net cash provided by operating activities                 1,377,899        1,073,915
                                                          ------------     ------------


Cash flows from investing activities:
   Purchases of marketable securities                       (1,404,977)        (969,313)
   Proceeds from sales of marketable securities                926,086        1,237,023
   Other                                                      (496,616)        (187,253)
                                                          ------------     ------------

   Net cash (used in) provided by investing activities        (975,507)          80,457
                                                          ------------     ------------


Cash flows from financing activities:
   Dividends paid                                             (304,078)        (317,253)
   Other                                                      (129,056)           3,782
                                                          ------------     ------------

   Net cash used in financing activities                      (433,134)        (313,471)
                                                          ------------     ------------


Net (decrease) increase in cash and
   temporary cash investments                                  (30,742)         840,901
                                                          ------------     ------------


Cash and temporary cash investments:
   Beginning of period                                       1,275,838        1,352,416
                                                          ------------     ------------

   End of period                                          $  1,245,096     $  2,193,317
                                                          ============     ============

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of income for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000, and for all periods presented, have been made. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders.


Note 2 - Inventories

Inventories consist of the following:

                                         March 31,          December 31,
                                           2000                 1999
                                       ------------         ------------
         Finished Products             $    296,604         $    240,784
         Work in Process                    745,912              808,267
         Raw Materials                    1,065,696            1,055,537
                                       ------------         ------------
                                       $  2,108,212         $  2,104,588
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

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three-month periods ended March 31, 2000, and 1999:

                                                  Three Months Ended
                                                       March 31,
                                             ---------------------------
                                                  2000         1999
         ---------------------------------------------------------------
         Weighted shares of common stock
            outstanding - basic                  6,073,223     6,288,065

         Weighted shares of common stock
            assumed upon exercise of stock
            options                                 17,730         4,690
         ---------------------------------------------------------------
         Weighted shares of common stock
            outstanding - diluted                6,090,953     6,292,755
         ===============================================================

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


Results of Operations

Sales for the quarter ended March 31, 2000, were $4,515,450, up 1% percent from first quarter 1999 sales of $4,453,723. The increase in first quarter sales is primarily the result of increases in the sales volume of the Company's permeation products, consulting services and general price increases, offset somewhat by a decrease in the sales volume of the Company's weighing products and decreases in the sales volume of Microanalytics and Lab Connections, the Company's wholly-owned subsidiaries, acquired in 1998.

The Company derives its revenue from product sales and consulting services, consisting of consulting and analytical services and standard testing performed for various customers. In the first quarter of 2000, product sales were $3,837,840 and consulting services were $677,610, or 85 and 15 percent respectively, of the Company's total first quarter 2000 sales. This compares to product sales of $3,984,322 and consulting services of $469,401 in the first quarter of 1999, or 89 and 11 percent of total sales, respectively.

Gross profit was 65 percent of sales for the first quarter of 2000 and 66 percent for the first quarter of 1999. The slight decrease in the gross profit margin was primarily due to increased warranty costs in the first quarter of 2000.

Selling, general and administrative (SG&A) expenses decreased approximately $91,000 or 5 percent in the first quarter of 2000 compared to the first quarter of 1999. As a percentage of sales, SG&A expenses were 35 and 38 percent of sales for the first quarter of 2000 and 1999, respectively. The decrease is due primarily to a decrease in general and administrative expenses associated with the retirement of the Company's former Chief Executive Officer.

Research and development (R&D) expenses decreased approximately $39,000 or 12 percent in the first quarter of 2000 compared to the first quarter of 1999. As a percent of sales, R&D expenses were 6 and 7 percent of sales for the first quarter of 2000 and 1999, respectively. Continued R&D expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to spend on an annual basis approximately 5 to 8 percent of sales on R&D.

Investment income increased approximately $6,000 in the first quarter of 2000 as compared to the first quarter of 1999. The increase is the result of higher average investment balances, offset by a slightly lower yield in 2000.

The Company's provision for income taxes was 32 percent of income before income taxes for the three-month period ending March 31, 2000, compared to 33 percent for the same period in 1999. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 2000 to be in a range of 31 to 33 percent.

Net income increased 14 percent to $793,950 for the first quarter of 2000, compared to $694,446 for the first quarter of 1999. Basic net income per share was $.13 for the first quarter of 2000, compared to $.11 for the same period in 1999.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased approximately $448,000 during the three months ended March 31, 2000. The Company used cash resources to pay dividends of approximately $304,000 in the first quarter of 2000.

The Company has no long-term debt or material commitments for capital expenditures as of March 31, 2000. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.


New Accounting Pronouncements

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company plans to implement SAB No. 101 in the second quarter of 2000 and is currently in the process of evaluating the impact.

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

                                   MOCON, INC.


Item 3. Quantitative and Qualitative Disclosures About Market Risk


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

There have been no significant changes since December 31, 1999.

                                   MOCON, INC.


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    a.   Exhibits

         The following is a listing of the exhibits contained in this Form 10-Q filing:

         Exhibit No.              Description
         -----------              -----------

             27             Financial Data Schedule

    b. There were no reports on Form 8-K filed for the quarter ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             MOCON, INC.
                                             Registrant





Date: May 12, 2000                     /s/ Robert L. Demorest
                                       Robert L. Demorest,
                                       Chairman, President and CEO





Date: May 12, 2000                     /s/ Dane D. Anderson
                                       Dane D. Anderson,
                                       Acting Vice President and Treasurer