Form 10-Q
period 2000-06-30
MODERN CONTROLS INC
filed 2000-08-14
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to_____________

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

YES __X__ NO _____


6,011,556 Common Shares were outstanding as of June 30, 2000

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                       For the Quarter Ended June 30, 2000



                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      June 30, 2000 and December 31, 1999                                                                     1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months and six months ended June 30, 2000 and 1999                                                2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six months ended June 30, 2000 and 1999                                                                 3


    Notes to Condensed Consolidated Financial Statements (Unaudited)                                        4-5


  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                                               6-8


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         9


PART II.  OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders                                              10


  Item 6.  Exhibits and Reports on Form 8-K                                                                 10


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                                   MOCON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    June 30,         December 31,
ASSETS                                                2000               1999
                                                   -----------        -----------
  Current assets:
    Cash and temporary cash investments            $   748,116        $ 1,275,838
    Marketable securities, current                   5,397,218          4,347,724
    Accounts receivable                              1,884,240          2,497,850
    Other receivables                                  133,868            139,481
    Inventories                                      2,212,658          2,104,588
    Prepaid expenses                                   262,366            161,587
    Deferred income taxes                              345,000            345,000
                                                   -----------        -----------
        Total current assets                        10,983,466         10,872,068
                                                   -----------        -----------

  Marketable securities, noncurrent                  3,960,162          4,259,071
                                                   -----------        -----------

  Property and equipment:                            3,683,718          3,388,294
    Less: accumulated depreciation
          and amortization                           2,395,393          2,205,801
                                                   -----------        -----------
      Net property and equipment                     1,288,325          1,182,493
                                                   -----------        -----------

  Other assets:
    Goodwill                                           903,206            964,897
    Technology rights and other intangibles            510,000            540,000
    Other                                              510,814            385,347
                                                   -----------        -----------
        Total other assets                           1,924,020          1,890,244
                                                   -----------        -----------

          TOTAL ASSETS                             $18,155,973        $18,203,876
                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                               $   567,817        $   853,030
    Accrued compensation and vacation                  377,626            675,339
    Other accrued                                    1,268,250          1,308,529
                                                   -----------        -----------
        Total current liabilities                    2,213,693          2,836,898
                                                   -----------        -----------

  Deferred income taxes                                101,600            112,000
                                                   -----------        -----------

  Stockholders' equity:
    Common stock - $.10 par value                      601,156            607,310
    Retained earnings                               15,239,524         14,647,668
                                                   -----------        -----------
        Total stockholders' equity                  15,840,680         15,254,978
                                                   -----------        -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                    $18,155,973        $18,203,876
                                                   ===========        ===========


Note: The condensed consolidated balance sheet at December 31, 1999 has been summarized from the Company's audited consolidated balance sheet at that date.

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                  ----------------------------        ----------------------------
                                                     2000              1999              2000              1999
                                                  ----------        ----------        ----------        ----------
Sales
  Products                                        $3,910,119        $3,803,513        $7,747,959        $7,787,834
  Consulting services                                639,488           628,276         1,317,098         1,097,677
                                                  ----------        ----------        ----------        ----------
     Total sales                                   4,549,607         4,431,789         9,065,057         8,885,511
                                                  ----------        ----------        ----------        ----------

Cost of Sales
  Products                                         1,199,214         1,304,415         2,471,927         2,607,949
  Consulting services                                334,733           251,888           647,273           467,503
                                                  ----------        ----------        ----------        ----------
     Total cost of sales                           1,533,947         1,556,303         3,119,200         3,075,452
                                                  ----------        ----------        ----------        ----------

Gross profit                                       3,015,660         2,875,486         5,945,857         5,810,059
                                                  ----------        ----------        ----------        ----------

Selling, general & administrative expenses         1,669,542         1,527,766         3,253,500         3,202,904

Research & development expenses                      261,731           364,913           549,771           691,646
                                                  ----------        ----------        ----------        ----------

                                                   1,931,273         1,892,679         3,803,271         3,894,550

Operating income                                   1,084,387           982,807         2,142,586         1,915,509

Investment income                                    107,008           101,015           216,759           204,758
                                                  ----------        ----------        ----------        ----------

Income before income taxes                         1,191,395         1,083,822         2,359,345         2,120,267

Income taxes                                         381,000           368,000           755,000           710,000
                                                  ----------        ----------        ----------        ----------

Net income                                        $  810,395        $  715,822        $1,604,345        $1,410,267
                                                  ==========        ==========        ==========        ==========



Net income per common share:
     Basic                                        $     0.13        $     0.11        $     0.26        $     0.22
                                                  ==========        ==========        ==========        ==========
     Diluted                                      $     0.13        $     0.11        $     0.26        $     0.22
                                                  ==========        ==========        ==========        ==========


Weighted average shares outstanding:
     Basic                                         6,044,056         6,288,177         6,058,640         6,288,121
                                                  ==========        ==========        ==========        ==========
     Diluted                                       6,049,929         6,301,532         6,070,441         6,297,144
                                                  ==========        ==========        ==========        ==========


See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months
                                                                Ended June 30,
                                                       -------------------------------
                                                          2000                1999
                                                       -----------         -----------
Cash flows from operating activities:
   Net income                                          $ 1,604,345         $ 1,410,267
   Total adjustments to reconcile
      net income to net cash provided
      by operating activities                              246,281             206,617
                                                       -----------         -----------

   Net cash provided by operating activities             1,850,626           1,616,884
                                                       -----------         -----------


Cash flows from investing activities:
   Purchases of marketable securities                   (2,637,742)         (3,844,145)
   Proceeds from sales of marketable securities          1,887,157           3,173,884
   Purchases of property and equipment                    (411,541)           (210,313)
   Other                                                  (193,727)            (45,131)
                                                       -----------         -----------

   Net cash used in investing activities                (1,355,853)           (925,705)
                                                       -----------         -----------


Cash flows from financing activities:
   Dividends paid                                         (637,190)           (631,662)
   Other                                                  (385,305)            (34,451)
                                                       -----------         -----------

   Net cash used in financing activities                (1,022,495)           (666,113)
                                                       -----------         -----------


Net (decrease) increase in cash and
   temporary cash investments                             (527,722)             25,066
                                                       -----------         -----------


Cash and temporary cash investments:
   Beginning of period                                   1,275,838           1,352,416
                                                       -----------         -----------

   End of period                                       $   748,116         $ 1,377,482
                                                       ===========         ===========


See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000, and for all periods presented, have been made. The results of operations for the period ended June 30, 2000 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders.

Note 2 - Inventories

Inventories consist of the following:

                                     June 30,                 December 31,
                                      2000                        1999
                                  ------------                ------------
         Finished Products        $    220,582                $    240,784
         Work in Process               748,462                     808,267
         Raw Materials               1,243,614                   1,055,537
                                  ------------                ------------
                                  $  2,212,658                $  2,104,588
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

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three- and six- month periods ended June 30, 2000, and 1999:



                                                            Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                   ----------------------------------    -----------------------------------
                                                           2000               1999                2000               1999
    ------------------------------------------------------------------------------------------------------------------------
    Weighted shares of common stock
       outstanding - basic                               6,044,056          6,288,177           6,058,640          6,288,121

    Weighted shares of common stock
       assumed upon exercise of stock
       options                                               5,873             13,355              11,801              9,023
    ------------------------------------------------------------------------------------------------------------------------
    Weighted shares of common stock
       outstanding - diluted                             6,049,929          6,301,532           6,070,441          6,297,144
    ========================================================================================================================

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


Results of Operations

Sales for the quarter ended June 30, 2000, were $4,549,607, up 3 percent from second quarter 1999 sales of $4,431,789. The increase in second quarter sales is primarily the result of increases in the sales volume of Lab Connections, the Company's wholly-owned subsidiary acquired in December of 1998, and general price increases.

Sales for the six-month period ended June 30, 2000, were $9,065,057, a 2 percent increase from the sales for the first six months of 1999 of $8,885,511. The 2 percent increase is primarily due to increases in the sales volume of the Company's permeation products, the sales volume of Lab Connections, and general price increases, offset somewhat by a decrease in the sales volume of the Company's weighing products.

The Company derives its revenue from product sales and consulting services, consisting of consulting and analytical services and standard testing performed for various customers. In the second quarter of 2000, product sales were $3,910,119 and consulting services were $639,488, or 86 and 14 percent, respectively, of the Company's total second quarter 2000 sales. This compares to product sales of $3,803,513 and consulting services of $628,276, 86 and 14 percent of total sales, in the second quarter of 1999.

For the six months ended June 30, 2000, product sales were $7,747,959 and consulting services were $1,317,098, 85 and 15 percent, respectively, of the Company's 2000 year-to-date sales compared to product sales of $7,787,834 and consulting services of $1,097,677, 88 and 12 percent of total sales for the first six months of 1999.

Gross profit was 66 percent of sales for the quarter and the six-month period ended June 30, 2000, compared to 65 percent of sales, for the quarter and six months ended June 30, 1999.

Selling, general and administrative (SG&A) expenses increased approximately $142,000 to 37 percent of sales in the second quarter of 2000, compared to 34 percent of sales in the second quarter of 1999. SG&A expenses were 36 percent of sales for both the six months ended June 30, 2000 and 1999. The increase for the second quarter 2000 was primarily due to increases in legal fees incurred to protect confidential information of the Company. The legal matter to which these fees relate has been settled, and no ongoing expenses related to this matter are expected.

Research and development (R&D) expenses as a percentage of sales were 6 percent for the quarter and six-month period ended June 30, 2000, compared to 8 percent for the same periods in 1999. Continued R&D expenditures are necessary as the Company develops new products and technologies to expand in its niche markets. For the foreseeable future, the Company expects to spend on an annual basis approximately 5 to 8 percent of sales on R&D.

Investment income increased approximately $6,000 in the second quarter of 2000 as compared to the second quarter of 1999. For the six months ended June 30, 2000, investment income increased approximately $12,000. The increase is the result of higher average investment balances and slightly higher investment yields in 2000.

The Company's provision for income taxes was 32 percent of income before income taxes for the six- month period ending June 30, 2000, compared to 33.5 percent for the same period in 1999. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 2000 to be in a range of 31 to 33 percent.

Net income increased 13 percent to $810,395 for the second quarter of 2000, compared to $715,822 for the second quarter of 1999. Basic net income per share was 13 cents for the second quarter of 2000, compared to 11 cents for the same period in 1999. For the six months ended June 30, 2000, net income increased 14 percent to $1,604,345 compared to $1,410,267 for the six months ended June 30, 1999. Basic net income per share was 26 and 22 cents for the six-month periods ended June 30, 2000, and 1999, respectively.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased approximately $223,000 during the six months ended June 30, 2000. The Company used cash resources to pay dividends of approximately $637,000 during the first six months of 2000.

The Company has no long-term debt or material commitments for capital expenditures as of June 30, 2000. The Company's plant and equipment do not require major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital equipment expenditures and dividend payments in the foreseeable future. The Company has made acquisitions in the past, and is continuing to look at acquisitions as a way to grow the Company.

New Accounting Pronouncements

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company currently plans to implement SAB No. 101 in the fourth quarter of 2000 and is in the process of evaluating the impact.

During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS No. 137 with respect to the effective date and SFAS No. 138 with respect to certain hedging activities), which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The Company is currently in the process of evaluating the impact of this statement. Its adoption is not expected to materially impact the Company's financial condition or results of operations.

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

                                   MOCON, INC.


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of MOCON, Inc. on May 23, 2000, the nominees for election as Directors of the Company were elected without opposition as follows:

           Director-Nominee           Votes For    Votes Withheld/Against
           ----------------           ---------    ----------------------

           Robert L. Demorest         5,416,819              79,776
           Dean B. Chenoweth          5,414,058              82,537
           J. Leonard Frame           5,415,658              80,937
           Paul J. Sjoquist           5,419,144              77,451
           Richard A. Proulx          5,418,769              77,826
           Tom C. Thomas              5,412,045              84,550
           Ronald A. Meyer            5,416,919              79,676
           Daniel W. Mayer            5,413,257              83,338


Item 6.    Exhibits and Reports on Form 8-K

     a.    Exhibits

           The following is a listing of the exhibits contained in this Form 10-Q filing:

           Exhibit No.                       Description
           -----------                       -----------

               27                       Financial Data Schedule

     b. There were no reports on Form 8-K filed for the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                MOCON, INC.
                                                Registrant






Date: August 7, 2000                        /s/ Robert L. Demorest
                                            Robert L. Demorest,
                                            Chairman, President and CEO






Date: August 7, 2000                        /s/ Dane D. Anderson
                                            Dane D. Anderson,
                                            Acting Vice President and Treasurer