Form 10-Q
period 2000-09-30
MODERN CONTROLS INC
filed 2000-11-14
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarter Ended September 30, 2000

                                       or

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

YES _X_  NO ___




5,876,056 Common Shares were outstanding as of September 30, 2000

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                    For the Quarter Ended September 30, 2000



                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION


  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      September 30, 2000 and December 31, 1999                               1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months and nine months ended September 30, 2000 and 1999         2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Nine months ended September 30, 2000 and 1999                          3


    Notes to Condensed Consolidated Financial Statements (Unaudited)       4-5


  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               6-8


  Item 3. Quantitative and Qualitative Disclosures About Market Risk         9

PART II.  OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                                 10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   MOCON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        September 30,   December 31,
                                                            2000            1999
                                                        ------------    ------------
ASSETS
  Current assets:
    Cash and temporary cash investments                 $    116,190    $  1,275,838
    Marketable securities, current                         4,785,079       4,347,724
    Accounts receivable                                    2,889,316       2,497,850
    Other receivables                                        127,416         139,481
    Inventories                                            2,175,754       2,104,588
    Prepaid expenses                                         279,830         161,587
    Deferred income taxes                                    345,000         345,000
                                                        ------------    ------------
        Total current assets                              10,718,585      10,872,068
                                                        ------------    ------------
  Marketable securities, noncurrent                        3,890,191       4,259,071
                                                        ------------    ------------
  Net property and equipment                               1,310,415       1,182,493
                                                        ------------    ------------
  Other assets:
    Goodwill                                                 872,361         964,897
    Technology rights and other intangibles                  495,000         540,000
    Other                                                    718,878         385,347
                                                        ------------    ------------
        Total other assets                                 2,086,239       1,890,244
                                                        ------------    ------------
          TOTAL ASSETS                                  $ 18,005,430    $ 18,203,876
                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                    $    576,640    $    853,030
    Accrued compensation and vacation                        543,694         675,339
    Other accrued                                          1,244,269       1,308,529
                                                        ------------    ------------
        Total current liabilities                          2,364,603       2,836,898
                                                        ------------    ------------
 Deferred income taxes                                        96,200         112,000
                                                        ------------    ------------
          TOTAL LIABILITIES                                2,460,803       2,948,898
                                                        ------------    ------------
  Stockholders' equity:
    Common stock - $.10 par value                            587,606         607,310
    Retained earnings                                     14,957,021      14,647,668
                                                        ------------    ------------
        Total stockholders' equity                        15,544,627      15,254,978
                                                        ------------    ------------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                         $ 18,005,430    $ 18,203,876
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

                                   MOCON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                              --------------------------    --------------------------
                                                  2000           1999           2000           1999
                                              -----------    -----------    -----------    -----------
Sales
  Products                                    $ 3,996,595    $ 3,866,015    $11,744,554    $11,645,849
  Consulting services                             594,166        598,800      1,911,264      1,704,477
                                              -----------    -----------    -----------    -----------
     Total sales                                4,590,761      4,464,815     13,655,818     13,350,326
                                              -----------    -----------    -----------    -----------
Cost of Sales
  Products                                      1,331,689      1,255,295      3,803,615      3,855,502
  Consulting services                             280,642        300,686        927,916        775,931
                                              -----------    -----------    -----------    -----------
     Total cost of sales                        1,612,331      1,555,981      4,731,531      4,631,433
                                              -----------    -----------    -----------    -----------
Gross profit                                    2,978,430      2,908,834      8,924,287      8,718,893
                                              -----------    -----------    -----------    -----------
Selling, general & administrative expenses      1,617,614      1,581,950      4,871,114      4,784,854

Research & development expenses                   271,111        304,625        820,882        996,271
                                              -----------    -----------    -----------    -----------
                                                1,888,725      1,886,575      5,691,996      5,781,125
                                              -----------    -----------    -----------    -----------
Operating income                                1,089,705      1,022,259      3,232,291      2,937,768
Investment income                                 125,860        109,453        342,619        314,211
                                              -----------    -----------    -----------    -----------
Income before income taxes                      1,215,565      1,131,712      3,574,910      3,251,979
Income taxes                                      389,000        379,000      1,144,000      1,089,000
                                              -----------    -----------    -----------    -----------
Net income                                    $   826,565    $   752,712    $ 2,430,910    $ 2,162,979
                                              ===========    ===========    ===========    ===========

Net income per common share:
     Basic                                    $      0.14    $      0.12    $      0.40    $      0.34
                                              ===========    ===========    ===========    ===========
     Diluted                                  $      0.14    $      0.12    $      0.40    $      0.34
                                              ===========    ===========    ===========    ===========

Weighted average shares outstanding:
     Basic                                      5,969,722      6,259,924      6,029,000      6,278,722
                                              ===========    ===========    ===========    ===========
     Diluted                                    5,980,296      6,292,512      6,040,393      6,295,600
                                              ===========    ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months
                                                            Ended September 30,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------
Cash flows from operating activities:
   Net income                                          $  2,430,910     $  2,162,979
   Total adjustments to reconcile
      net income to net cash provided
      by operating activities                              (431,923)         617,482
                                                       ------------     ------------
   Net cash provided by operating activities              1,998,987        2,780,461
                                                       ------------     ------------
Cash flows from investing activities:
   Purchases of marketable securities                    (4,064,354)      (5,922,369)
   Proceeds from sales of marketable securities           3,995,879        4,694,672
   Purchases of property and equipment                     (552,702)        (351,817)
   Purchases of patents and trademarks                     (408,981)              --
   Other                                                     (4,719)         (32,660)
                                                       ------------     ------------
   Net cash used in investing activities                 (1,034,877)      (1,612,174)
                                                       ------------     ------------
Cash flows from financing activities:
   Proceeds from the exercise of stock options               30,319               --
   Purchases and retirement of common stock              (1,187,625)        (407,451)
   Dividends paid                                          (966,452)        (946,095)
   Other                                                         --            6,330
                                                       ------------     ------------
   Net cash used in financing activities                 (2,123,758)      (1,347,216)

Net decrease in cash and temporary cash investments      (1,159,648)        (178,929)
                                                       ------------     ------------

Cash and temporary cash investments:
   Beginning of period                                    1,275,838        1,352,416
                                                       ------------     ------------
   End of period                                       $    116,190     $  1,173,487
                                                       ============     ============

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000, and for all periods presented, have been made. The results of operations for the period ended September 30, 2000 are not necessarily indicative of operating results for the full year.

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

Note 2 - Inventories

Inventories consist of the following:

                                       September 30,   December 31,
                                           2000            1999
                                       ------------    ------------
            Finished Products          $    202,049    $    240,784
            Work in Process                 786,904         808,267
            Raw Materials                 1,186,801       1,055,537
                                       ------------    ------------
                                       $  2,175,754    $  2,104,588
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

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three- and nine-month periods ended September 30, 2000, and 1999:

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                  -----------------------------------------------------
                                       2000          1999          2000          1999
---------------------------------------------------------------------------------------
Weighted shares of common
    stock outstanding - basic       5,969,722     6,259,924     6,029,000     6,278,722
Weighted shares of common
    stock assumed upon exercise
    of stock options                   10,574        32,588        11,393        16,878
---------------------------------------------------------------------------------------
Weighted shares of common stock
    outstanding - diluted           5,980,296     6,292,512     6,040,393     6,295,600
=======================================================================================

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


Results of Operations

Sales for the quarter ended September 30, 2000, were $4,590,761, up 3 percent from third quarter 1999 sales of $4,464,815. The increase in third quarter sales is primarily the result of increases in the sales volume of Lab Connections, Inc., the Company's wholly-owned subsidiary acquired in December of 1998, and general price increases, offset somewhat by a decrease in the sales volume of the Company's weighing products.

Sales for the nine-month period ended September 30, 2000, were $13,655,818, a 2 percent increase from the sales for the first nine months of 1999 of $13,350,326. The 2 percent increase is primarily due to increases in the sales volume of the Company's permeation products, the sales volume of Lab Connections, Inc., and general price increases, offset somewhat by a decrease in the sales volume of the Company's weighing products.

The Company derives its revenue from product sales and consulting services, consisting of consulting and analytical services and standard testing performed for various customers. In the third quarter of 2000, product sales were $3,996,595 and consulting services were $594,166, or 87 and 13 percent, respectively, of the Company's total third quarter 2000 sales. This compares to product sales of $3,866,015 and consulting services of $598,800, or 87 and 13 percent of total sales, in the third quarter of 1999.

For the nine months ended September 30, 2000, product sales were $11,744,554 and consulting services were $1,911,264, or 86 and 14 percent, respectively, of the Company's 2000 year-to-date sales compared to product sales of $11,645,849 and consulting services of $1,704,477, or 87 and 13 percent of total sales for the first nine months of 1999.

Gross profit was 65 percent of sales for the quarter and the nine-month periods ended September 30, 2000, and 1999.

Selling, general and administrative (SG&A) expenses increased approximately $36,000 due to increases in commissions and other selling expenses related to the increased sales. SG&A represented 35 percent of sales in the third quarter of 2000 and 1999. SG&A expenses were 36 percent of sales for both nine-month periods ended September 30, 2000 and 1999.

Research and development (R&D) expenses as a percentage of sales were 6 percent for both the three- and nine-month periods ended September 30, 2000, and 7 percent for the same periods in 1999. R&D expenses have been somewhat lower in 2000 due to an SBIR grant awarded by the National Science Foundation. Continued R&D expenditures are necessary as the Company develops new products and technologies to expand in its niche markets. For the foreseeable future, the Company expects to spend on an annual basis approximately 6 to 8 percent of sales on R&D.

Investment income increased approximately $16,000 in the third quarter of 2000 as compared to the third quarter of 1999. For the nine months ended September 30, 2000, investment income increased approximately $28,000. The increases are the result of higher average investment yields on lower cash balances in 2000.

The Company's provision for income taxes was 32 percent of income before income taxes for the three- and nine-month periods ending September 30, 2000, compared to 33.5 percent for the same periods in 1999. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 2000 to be in a range of 31 to 33 percent.

Net income increased 10 percent to $826,565 for the third quarter of 2000, compared to $752,712 for the third quarter of 1999. Basic net income per share was 14 cents for the third quarter of 2000, compared to 12 cents for the same period in 1999. For the nine months ended September 30, 2000, net income increased 12 percent to $2,430,910 compared to $2,162,979 for the nine months ended September 30, 1999. Basic net income per share was 40 and 34 cents for the nine-month periods ended September 30, 2000, and 1999, respectively.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities decreased approximately $1,091,000 during the nine months ended September 30, 2000. The Company used cash resources to pay dividends of approximately $966,000, and to repurchase shares of the Company's common stock during the period totaling approximately $1,188,000. Depending upon market conditions, and subject to approval of the Board of Directors, the Company may continue to repurchase shares of its common stock on the open market at prices not exceeding the market price.

The Company has no long-term debt or material commitments for capital expenditures as of September 30, 2000. The Company's plant and equipment do not require major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital equipment expenditures and dividend payments in the foreseeable future. The Company has made acquisitions in the past, and is continuing to look at acquisitions as a way to grow the Company.

New Accounting Pronouncements

In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000 the SEC issued additional guidance on the application of SAB No. 101. The Company is currently analyzing SAB No. 101 and plans to implement it in the fourth quarter of 2000.

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


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

   a.   Exhibits

        The following is a listing of the exhibits contained in this Form 10-Q filing:

        Exhibit No.                  Description
        -----------                  -----------

            27                 Financial Data Schedule

   b. There were no reports on Form 8-K filed for the quarter ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MOCON, INC.
                                           Registrant





Date: November 13, 2000                    /s/ Robert L. Demorest
      -----------------                    -------------------------------------
                                           Robert L. Demorest,
                                           Chairman, President and CEO





Date: November 13, 2000                    /s/ Dane D. Anderson
      -----------------                    -------------------------------------
                                           Dane D. Anderson,
                                           Chief Financial Officer