Form 10-K405
period 2000-12-31
MODERN CONTROLS INC
filed 2001-04-02
CIK 67279

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

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

                          COMMON STOCK, $0.10 PAR VALUE

                              --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 14, 2001, 5,458,827 shares of Common Stock of the registrant were deemed outstanding, and the aggregate market value of the Common Stock of the registrant (based upon the average of the high and low sales prices of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $34,431,078.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 22, 2001 (the "2001 Proxy Statement").

                                     PART I

ITEM 1. BUSINESS

         MOCON, Inc., (the "Company"), designs, manufactures, markets, and services products and provides consulting primarily for specialized applications in the measurement and analytical instrument and services markets, including detection, sample preparation, measurement, and monitoring instruments and services used to analyze gases and chemical compounds. Several of the Company's analytical services and products focus on the Company's expertise in barrier analysis. The Company's principal business strategy is to employ its product development and technological capabilities, manufacturing processes, and marketing skills in market niches where the Company can successfully penetrate the market and then pursue a strategy to become a leader in the market segment. Management continually emphasizes product innovation, product performance, quality improvements, cost reductions and other value-adding activities. Although some of the markets for the Company's products are maturing, the Company seeks growth opportunities through technological and product improvement and by acquiring and developing new products that can be sold through its distribution channels.

         The Company's principal executive offices are located at 7500 Boone Avenue North, Minneapolis, Minnesota 55428 and its telephone number is (763) 493-6370.

DEVELOPMENT OF THE COMPANY

         MOCON, Inc. was incorporated in February 1966 and was involved in the commercialization of technology developed for the measurement of water vapor permeating through various materials. The Company has historically expanded through internal development of new products and technologies, the acquisition of product lines, technology or companies, and licensing of products or technology. During 1998, the Company completed complementary acquisitions that have provided additional technologies, products and product development expertise.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

         The Company operates in one segment; the development, manufacturing and marketing of measurement, analytical, monitoring, sample preparation, and consulting products used to detect, measure and analyze gases and chemical compounds.

PRODUCTS AND SERVICES

         The Company develops, manufactures, markets, and services measurement, analytical, monitoring, sample preparation and consulting products used to detect, measure, and analyze gases and chemical compounds.

         PERMEATION PRODUCTS

         Permeation products consist of systems and services designed to measure the rate of transmission of various gases and vapors through packages and various materials. These products are designed to perform these measurements under precise temperature and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials, including manufacturers of papers, plastics and coatings, and the users of such packaging materials in the food, beverage, pharmaceutical and chemical industries. The Company also provides certain laboratory testing services utilizing the Company's permeation products. These services are primarily in the area of testing film and package permeation. Users of these services are primarily those companies with insufficient volume to warrant purchasing the Company's products or others not familiar with such equipment. Other users include companies that have purchased the Company's products but have a need for additional capacity. Permeation products accounted for approximately 63%, 62%, and 58% of the Company's consolidated sales in 2000, 1999, and 1998, respectively. Permeation instruments currently manufactured by the Company include OX-TRAN(R) systems for oxygen transmission rates, PERMATRAN-W(R) systems for water vapor transmission rates, and PERMATRAN-C(TM) systems for carbon dioxide transmission rates.

         WEIGHING PRODUCTS

         Weighing products manufactured by the Company are used to automatically determine the weight of pharmaceutical capsules and/or tablets and to reject those found to be out of acceptable limits. The Company's VERICAP(R) high-speed capsule weighing system runs at rates up to 2,000 capsules per minute and can be integrated into a capsule production line in pharmaceutical factories. The other weighing systems are designed for off-line use. These products are marketed primarily to the pharmaceutical industry. Weighing products accounted for less than 15% of the Company's consolidated sales in 2000 and 1999, and approximately 19% of the Company's consolidated sales in 1998. Weighing instruments currently manufactured by the Company include the VERICAP(R) high-speed capsule weighing systems, the VERITAB(R) high-speed tablet weighing systems, and the AB(TM) automatic balance weighing systems for both tablets and capsules.

         CONSULTING AND ANALYTICAL SERVICES

         The Company provides consulting and analytical services, on a special project basis, for customers that require unique problem solving capabilities. The Company's services may relate to absorption or diffusion of various compounds, harsh environment applications, shelf-life concerns, flavor or odor detection, contract research or special permeation applications. In providing the consulting and analytical services, the Company uses its most advanced measurement technologies, including proprietary TRANSORPTION(R) technology. The principal market for the consulting and analytical services consists of manufacturers of foods, beverages, pharmaceuticals, automotive, plastics, chemicals, electronics, and personal care products.

         HEADSPACE ANALYZER PRODUCTS

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

         SAMPLE PREPARATION PRODUCTS

         The Company designs, manufactures, markets, and services sample preparation products. These products consist of hardware and software interfaces that combine the separations capability of chromatography with the power to identify individual components by spectroscopy analysis. The most time-consuming part of chemical analysis is sample preparation. Procedures, techniques, and instruments that reduce total sample preparation time are highly desirable for analysis of chemical compounds. The Company's products provide fully automatic sample collection from any Liquid Chromatograph or Gel Permeation Chromatograph in a form suitable for immediate examination by Fourier transform infra-red spectroscopy ("FTIR") and/or matrix assisted laser desorption ionization mass spectrometry ("MALDI-MS"). The principal market for these products is to analytical laboratories of polymer and adhesive manufacturers. The sample preparation products currently manufactured by the Company are the LC-Transform(R) for interfacing to FTIR and the LC-Transform for interfacing to MALDI-MS.

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

         GAUGING PRODUCTS

         The Company's gauging products use capacitance technology to measure the thickness of thin films and coatings in laboratories. These gauges measure all types of non-metallic materials, with very repeatable gauge readings at thickness resolutions up to one millionth of an inch. Software packages allow the display of each material's profile and provide analysis of the related data. The principal market for this product group is made up of manufacturers of plastic films. The Company currently manufactures the PROFILER(R) 140E laboratory gauge.

         LEAK DETECTION PRODUCTS

         The leak detection products manufactured by the Company detect leaks in sterile medical trays, pouches, blister packs and a wide range of other packages. The principal market for these products includes packagers of sterile medical items, pharmaceuticals, and food products. The Company manufactures two main types of leak detection instruments. The first type of instrument is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package.

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

BACKLOG

         The Company had a total backlog of approximately $1,959,000 as of December 31, 2000 as compared to approximately $1,870,000 and $1,876,000 as of December 31, 1999 and 1998, respectively. The Company anticipates filling the entire current backlog in 2001.

PATENTS AND LICENSES

         Generally, the Company believes that the protection afforded by patent rights is important to its business and it will continue to seek patent protection for its technology and products. The Company has required certain employees and consultants to assign to the Company all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. The Company holds both United States and international patents and has both U.S. and international patents pending. The Company currently holds 36 U.S. patents and 25 international patents. In addition, the Company holds license rights under four U.S. patents subject to royalty payments and/or minimum required royalties. These patents and licenses will expire during the period from 2005 through 2018.

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

RESEARCH AND DEVELOPMENT

         The Company incurred expenses of approximately $1,127,000, $1,234,000 and $1,061,000 during the fiscal years ended December 31, 2000, 1999 and 1998, respectively, for research and development of its products. Research and development costs were 7% of sales for the fiscal years ended December 31, 2000, 1999 and 1998. For the foreseeable future, the Company expects to allocate, on an annual basis, approximately 6% to 9% of sales to research and development.

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

FOREIGN AND DOMESTIC MARKETING

         The Company markets its products and services, provides support services, and distributes expendables and accessories required to support the operation of the products. The Company sells the majority of its products in the United States and Canada through a direct sales channel to end-users. A network of independent representatives serves the Company's foreign markets. To the Company's knowledge, no independent sales representative of the Company sells a material amount of products manufactured by the Company's competitors.

         The Company's wholly-owned subsidiary, MoCon FSC, Inc., a Barbados corporation ("FSC") carries out all the foreign distribution of the Company's products. The Company acts as the selling agent of FSC.

         The Company denominates all foreign sales in U.S. dollars and consequently does not hedge against exchange rate fluctuations. Nonetheless, should the value of the dollar rise relative to other currencies, the Company's sales abroad would be negatively impacted. Additionally, the Company can give no assurances that foreign tariff, trade or tax policies or foreign economic conditions will not negatively affect sales and earnings of the Company in the future.

         For information concerning the Company's export sales by geographic area, see Note 9 of the Notes to Consolidated Financial Statements contained on page F-16. No single customer accounted for 10% or more of the Company's consolidated sales in the fiscal years ended December 31, 2000, 1999 and 1998 and the Company does not believe that the loss of any single customer would have a material adverse effect on the Company. One of the Company's independent representatives accounted for approximately 16%, 15%, and 12% of the Company's sales in 2000, 1999 and 1998 respectively. For additional information concerning sales by such independent representatives, see Note 9 of the Notes to Consolidated Financial Statements contained on page F-16. The Company's business is not seasonal in nature.

EMPLOYEES

         As of December 31, 2000, the Company had 85 full-time employees. The Company employs scientists and engineers who research and develop potential new products. To protect the Company's proprietary information, the Company has confidentiality and non-compete agreements with its employees. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be satisfactory.

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

         Lab Connections' operations occupy approximately 5,300 square feet of space near Boston, Massachusetts. This space is leased until July 2004.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held, as of March 14, 2001, are as follows:

                                                                       Executive
                                                                        Officer
           Name           Age                   Title (1)                Since
--------------------------------------------------------------------------------
Robert L. Demorest (2)     55   President and Chief Executive Officer,    1985
                                Chairman of the Board
Daniel W. Mayer            50   Executive Vice President                  1988
Dane D. Anderson (3)       39   Vice President and Chief Financial        2000
                                Officer, Treasurer and Secretary
Douglas J. Lindemann (4)   43   Vice President and General Manager        2001
Ronald A. Meyer (5)        50   Vice President                            1985

------------------------
(1) All executive officers have been employed in the capacity set forth for at least five years unless otherwise indicated.

(2) Mr. Robert L. Demorest has been the Company's President, Chief Executive Officer, and Chairman of the Board since April 2000. Prior to that time, Mr. Demorest had been President of the Company for more than five years.

(3) Mr. Dane D. Anderson has been the Company's Chief Financial Officer, Vice President, Treasurer and Secretary since January 2001. Mr. Anderson had been the Company's Chief Financial Officer, Treasurer and Secretary since August 2000, and was the acting Vice President - Finance and Administration, Treasurer and Secretary from May 2000 to August 2000. From July 1996 to May 2000 Mr. Anderson had been a Business Manager for the Company. Prior to July 1996, Mr. Anderson had been the Company's Controller for more than five years.

(4) Mr. Douglas J. Lindemann has been a Vice President and General Manager for the Company since January 2001. From July 2000 to December 2000 Mr. Lindemann was a General Manager for the Company. Prior to that time Mr. Lindemann had been a Business Manager for the Company since 1995.

(5) Mr. Ronald A. Meyer has been a Vice President of the Company for more than five years. From 1995 to April 2000, Mr. Meyer also served as the Company's Chief Financial Officer, Treasurer and Secretary.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 8, 2001, there were 458 record holders of the Company's Common Stock. The Company's Common Stock trades on the Nasdaq Stock Market under the symbol MOCO. The following table sets forth, for the fiscal periods indicated, the high and low quotations for the Company's Common Stock as reported by the Nasdaq National Market System.

                                                2000                                1999
                                                ----                                ----
Quarter                                Low      High     Dividend         Low       High     Dividend
-------                                ---      ----     --------         ---       ----     --------
1st Quarter..................        $ 5.06    $ 7.69      $ .055       $ 4.38     $ 5.88      $ .05
2nd Quarter..................        $ 5.00    $ 6.00      $ .055       $ 4.38     $ 6.13      $ .05
3rd Quarter..................        $ 5.19    $ 7.00      $ .055       $ 4.38     $ 8.50      $ .05
4th Quarter..................        $ 5.50    $ 6.88      $ .060       $ 4.50     $ 7.38      $ .05


ITEM 6. SELECTED FINANCIAL DATA

                                                          Years Ended December 31,
                                           -----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                              ----       ----       ----       ----       ----
                                                  (in thousands, except per share data)
                                           -----------------------------------------------------
OPERATIONS DATA:
Sales (1) ..............................    $17,158    $16,838    $14,432    $16,173    $14,085
Net income .............................    $ 3,270    $ 2,899    $ 2,328    $ 3,728    $ 3,082
Net income per share:
         Basic .........................    $   .55    $   .46    $   .37    $   .58    $   .48
         Diluted .......................    $   .55    $   .46    $   .36    $   .57    $   .47
Dividends declared per share ...........    $  .225    $   .20    $   .20    $   .18    $   .16

                                                             As of December 31,
                                           -----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                              ----       ----       ----       ----       ----
                                                               (in thousands)
                                           -----------------------------------------------------
BALANCE SHEET DATA:
Total assets ...........................    $18,418    $18,204    $17,675    $17,404    $14,881
Long-term liabilities ..................    $   187    $   112    $    98    $     2    $    92

------------------------
(1) As further described in Note 1(k) to the Company's financial statements on page F-8, certain foreign distributor commission expenses have been reclassified from operating expenses to a reduction in revenues. The amounts of these reclassifications were $1,158,000, $1,005,000, $714,000, $844,000, and $682,000 in 2000, 1999, 1998, 1997 and 1996,
         respectively. This reclassification had no impact on previously recorded net income.

         The Company's acquisition of Lab Connections, Inc. and Microanalytics Instrumentation Corp. in 1998 affects the comparability of the information in the table above. For information concerning these acquisitions, see Note 11 to the Company's financial statements on page F-17.

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

SUMMARY

         On January 28, 1998 the Company acquired Microanalytics Instrumentation Corp. of metro Austin, Texas and on December 7, 1998 the Company acquired Lab Connections, Inc. of metro Boston, Massachusetts. The acquisitions were recorded using the purchase method of accounting and, accordingly, their results of operations have been included since the acquisition dates. Sales increased 2 percent in 2000 compared to 1999, while net income increased 13 percent for the same period. The Company's financial position as of December 31, 2000 reflects an increase in working capital to $8,462,000 compared to $8,035,000 at December 31, 1999. Basic earnings per share were $0.55 in 2000, $0.46 in 1999, and $0.37 in 1998.

RESULTS OF OPERATIONS

         Net sales were $17,158,000 in 2000, compared to $16,838,000 in 1999 and
$14,432,000 in 1998. The increase in sales from 1999 to 2000 was due primarily to increases in the sales volume of the Company's permeation products, consulting and analytical service products, leak detection products, and the sales volume of Lab Connections, a wholly owned subsidiary of the Company, offset by decreases in the sales volume of the Company's gauging products and weighing products. The increase in sales from 1998 to 1999 was due primarily to increases in the sales volume of the Company's permeation products, consulting and analytical service products, and the sales volume of Lab Connections, a wholly owned subsidiary of the Company, offset by decreases in the sales volume of the Company's weighing products. In 2000, international sales increased 14% to $7,067,000 and domestic sales decreased 5% to $10,091,000. International and domestic sales increased 26% and 12% in 1999 to $6,203,000, and $10,635,000,
respectively.

         Total sales of the Company's permeation products increased in 2000 due to expanded market penetration with lower priced, less precise multiple test station products, and to testing services. The Company is positioning its permeation products to address applications outside the traditional measurement of barrier packages and materials. Products have been introduced to analyze high transmitting materials such as surgical gowns and diaper lining. Permeation products accounted for approximately 63%, 62%, and 58% of the Company's consolidated sales in 2000, 1999, and 1998, respectively.

         Weighing product sales decreased in 2000 due to declining sales of the VERICAP high-speed capsule weighing and sorting system. Weighing products accounted for approximately 7%, 10% and 19% of the Company's consolidated sales in 2000, 1999, and 1998, respectively.

         Consulting and analytical service sales increased in 2000 as expertise in the areas of material analysis and specialty permeation testing expanded. Services using the Company's most advanced technologies are positioning the Company to address new applications in markets such as life sciences, medical, automotive and electronics. A significant portion of the sales from these services relate to applications outside of the Company's traditional measurements of barrier packages and materials.

         Sales of headspace and GC analyzer products remained steady in 2000 compared to 1999. Sales of sample preparation products increased in 2000 due to increased market penetration.

         International revenues increased 14% to $7,067,000, or 41% of total revenue in 2000 compared to $6,203,000, or 37% of revenue in 1999, and $4,910,000, or 34% of total revenue in 1998. The Company uses a network of independent representatives to market and service its products in foreign countries. A single currency called the euro was introduced in Europe on January 1, 1999. Although MOCON sells its products in United States dollars, the increased price transparency resulting from the use of a single currency may affect the ability of its independent representatives to price products differently in the various European markets. The use of a single European currency may increase the foreign currency risks of such independent representatives and affect the prices at which products are sold.

         The gross profit margin was 63% in each of the fiscal years ended December 31, 2000, 1999 and 1998, which is in line with the Company's historical average of approximately 62 to 67 percent of sales. The 2000, 1999 and 1998 gross profit percentages are at the low end of the historical range primarily due to reclassifications of certain foreign distributor commission expenses as outlined in Note 1(k) of the Company's consolidated financial statements.

         Selling, general and administrative ("SG&A") expenses were $5,330,000 in 2000 or 31% of sales, compared to $5,474,000, or 33% of sales in 1999, and $5,033,000, or 35% of sales in 1998. The decrease in SG&A expenses from 1999 to 2000 is primarily due to a decrease in general and administrative expenses associated with the retirement of the Company's former Chief Executive Officer. The increase in SG&A expenses from 1998 to 1999 is primarily due to the amortization of intangible assets related to the acquisition of Lab Connections.

         Research and development expenses amounted to $1,127,000, or 7% of sales in 2000, compared to $1,234,000, or 7% of sales in 1999, and $1,061,000, or 7% of sales in 1998. For the foreseeable future, the Company expects to allocate on an annual basis approximately 6 to 9 percent of sales to research and development.

         Investment income increased to approximately $468,000 in 2000 from $419,000 in 1999. The increase in 2000 is primarily due to a higher average yield on investments, partially offset by lower average investment balances, during 2000. The decrease in investment income from 1998 to 1999 is primarily the result of lower average investment balances during 1999 as compared to 1998.

         The Company's provision for income taxes was 32% of income before income taxes in 2000 and 33.5% and 34% of pretax income in 1999 and 1998, respectively. Based on current operating conditions and income tax laws, the Company expects the tax rate for 2001 to be in the range of 32 to 35%.

         Net income was $3,270,000 in 2000 compared to $2,899,000 in 1999, and $2,328,000 in 1998. Basic net income per share was $.55 per share in 2000 compared to $.46 per share in 1999, and $.37 per share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash, temporary cash investments and marketable securities decreased $373,000 during 2000 to $9,509,000. In addition to funding its operations, the Company used its cash resources to pay dividends totaling $1,286,000 and to repurchase of shares of the Company's common stock during the period totaling approximately $1,621,000. Depending upon market conditions and subject to approval of the board of directors, the Company plans to continue to repurchase shares of its common stock at prices not exceeding the market price.

         Cash flow from operations has historically been sufficient to meet liquidity requirements, capital expenditures and research and development costs. Cash flow from operations totaled $3,436,000, $3,783,000 and $3,222,000 in 2000,
1999 and 1998, respectively.

         The Company has no long-term debt and has no material commitments for capital expenditures as of December 31, 2000. The Company's plant and equipment does not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS No. 137 with respect to the effective date), which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company adopted the new standard beginning in fiscal 2001. Its adoption did not impact the Company's financial condition or results of operations.

RISK FACTORS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

         ACQUISITION STRATEGY. One of the Company's growth strategies is to supplement its internal growth with the acquisition of businesses and technologies that complement or augment the Company's products. Certain businesses acquired by the Company have initially produced net operating losses or low levels of profitability. In addition, businesses that the Company may seek to acquire in the future may also be marginally profitable or unprofitable. In order for any acquired business to achieve the level of profitability desired by the Company, the Company typically must successfully change operations of the acquired companies and improve their market penetration. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers. There can be no assurance that the Company will be able to complete future acquisitions. In order to finance any such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financing. Any equity or debt financing, if available at all, may be on terms that are not favorable to the Company and may result in dilution to the Company's shareholders.

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

         INTERNATIONAL SALES. Sales outside the United States accounted for approximately 41% of the Company's revenues in 2000 and for approximately 37% and 34% of the Company's revenues in 1999 and 1998. The Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

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

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                      (in thousands, except per share data)

--------------------------------------------------------------------------------
                                            Quarter
                      1st              2nd            3rd             4th
--------------------------------------------------------------------------------
2000

Net Sales         $    4,250      $    4,253      $    4,230      $    4,425
Gross Profit      $    2,665      $    2,719      $    2,618      $    2,795
Net Income        $      794      $      810      $      827      $      839
Net Income
  Per Share
     Basic        $     0.13      $     0.13      $     0.14      $     0.14
     Diluted      $     0.13      $     0.13      $     0.14      $     0.14


1999
Net Sales         $    4,197      $    4,210      $    4,169      $    4,262
Gross Profit      $    2,678      $    2,654      $    2,613      $    2,704
Net Income        $      694      $      716      $      753      $      736
Net Income
  Per Share
     Basic        $     0.11      $     0.11      $     0.12      $     0.12
     Diluted      $     0.11      $     0.11      $     0.12      $     0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         (a)      DIRECTORS OF THE COMPANY

         The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 2001 Proxy Statement is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company."

         (b)      COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Election of Directors -- Other Information About Nominees" in the Company's 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS:

     The following Consolidated Financial Statements of the Company and its subsidiaries are included herein:

                                                                            Page

     Independent Auditors' Report........................................... F-1

     Consolidated Balance Sheets as of December 31, 2000 and 1999........... F-2

     Consolidated Statements of Income for the years ended
     December 31, 2000, 1999 and 1998....................................... F-3

     Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for the years ended December 31, 2000, 1999 and 1998............ F-4

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998....................................... F-5

     Notes to Consolidated Financial Statements............................. F-6

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

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
MOCON, Inc.:

Under date of February 23, 2001, we reported on the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in this annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

                                             /s/  KPMG LLP

Minneapolis, Minnesota
February 23, 2001

                                   SCHEDULE II

                          MOCON, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                              Balance at    Charged to                    Balance
                                              beginning     costs and      Deductions     at end
              Description                      of year       expenses          (1)        of year
--------------------------------------------------------------------------------------------------
Year ended December 31, 2000
   allowance for doubtful accounts             $166,000              0         7,000      159,000

Year ended December 31, 1999
   allowance for doubtful accounts             $159,000         12,000         5,000      166,000

Year ended December 31, 1998
   allowance for doubtful accounts             $163,000         11,000        15,000      159,000

(1) Bad debts written off.


Year ended December 31, 2000
   allowance for inventory obsolescence        $183,000        187,000       214,000      156,000

Year ended December 31, 1999
   allowance for inventory obsolescence        $185,000         66,000        68,000      183,000

Year ended December 31, 1998
   allowance for inventory obsolescence        $188,000         72,000        75,000      185,000

(1) Inventory written off.


Year ended December 31, 2000
   allowance for product warranties            $284,000        318,000       330,000      272,000

Year ended December 31, 1999
   allowance for product warranties            $251,000        336,000       303,000      284,000

Year ended December 31, 1998
   allowance for product warranties            $199,000        315,000       263,000      251,000

(1) Expenses written off.

          3.   EXHIBITS

     The exhibits to this Report are listed in the Exhibit Index.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 23, 2001, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn.: Shareholder Information.

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

     G.   Form of Executive Severance Agreement (filed herewith)

     (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

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

Date: March 30, 2001            MOCON, INC.

                                By: /s/ Robert L. Demorest
                                    --------------------------------------------
                                    Robert L. Demorest, President, Chief
                                    Executive Officer, and Chairman of the Board
                                    (principal executive officer)

                                By: /s/ Dane D. Anderson
                                    --------------------------------------------
                                    Dane D. Anderson, Vice President, Chief
                                    Financial Officer, Treasurer and Secretary
                                    (principal financial and accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 30, 2001.

             Signature and Title
             -------------------

             /s/ Robert L. Demorest
             -------------------------------------------------------------------
             Robert L. Demorest, President, Chief Executive Officer and Director

             /s/ Dean B. Chenoweth
             -------------------------------------------------------------------
             Dean B. Chenoweth, Director

             /s/ J. Leonard Frame
             -------------------------------------------------------------------
             J. Leonard Frame, Director

             /s/ Daniel W. Mayer
             -------------------------------------------------------------------
             Daniel W. Mayer, Executive Vice President and Director

             /s/ Ronald A. Meyer
             -------------------------------------------------------------------
             Ronald A. Meyer, Vice President and Director

             /s/ Richard A. Proulx
             -------------------------------------------------------------------
             Richard A. Proulx, Director

             /s/ Paul L. Sjoquist
             -------------------------------------------------------------------
             Paul L. Sjoquist, Director

             /s/ Tom C. Thomas
             -------------------------------------------------------------------
             Tom C. Thomas, Director

                          MOCON, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

                   (With Independent Auditors' Report Thereon)





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

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                                  F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
MOCON, Inc. and subsidiaries:


We have audited the accompanying consolidated balance sheets of MOCON, Inc. (the Company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1(k) to the consolidated financial statements, the Company has retroactively reclassified certain foreign distributor commission expenses as a reduction of revenue for all periods presented.


                                               /s/ KPMG LLP

Minneapolis, Minnesota
February 23, 2001

                          MOCON, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                     ASSETS                                                   2000           1999
                                                                                          ------------   ------------
Current assets:
   Cash and temporary cash investments                                                    $    641,942      1,275,838
   Marketable securities, current                                                            4,755,640      4,347,724
   Trade accounts receivable, less allowance for doubtful
     accounts of $159,000 in 2000 and $166,000 in 1999                                       2,848,049      2,497,850
   Other receivables                                                                           118,807        139,481
   Inventories                                                                               2,127,059      2,104,588
   Prepaid expenses                                                                            243,291        161,587
   Deferred income taxes                                                                       343,000        345,000
                                                                                          ------------   ------------

          Total current assets                                                              11,077,788     10,872,068
                                                                                          ------------   ------------

Marketable securities, noncurrent                                                            4,111,690      4,259,071

Property and equipment                                                                       3,789,397      3,388,294
Less accumulated depreciation and amortization                                               2,590,443      2,205,801
                                                                                          ------------   ------------

                                                                                             1,198,954      1,182,493
                                                                                          ------------   ------------

Other assets:
   Goodwill, net of accumulated amortization of $245,585 in 2000 and $122,204 in 1999          841,516        964,897
   Technology rights and other intangibles, net of accumulated amortization of $281,186
     in 2000 and $176,731 in 1999                                                            1,055,543        799,448
   Other                                                                                       132,087        125,899
                                                                                          ------------   ------------

          Total other assets                                                                 2,029,146      1,890,244
                                                                                          ------------   ------------

                                                                                          $ 18,417,578     18,203,876
                                                                                          ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $    859,103        853,030
   Accrued compensation and vacation                                                           603,929        675,339
   Other accrued expenses                                                                      288,749        314,989
   Accrued product warranties                                                                  271,702        283,727
   Accrued income taxes                                                                        242,891        404,133
   Dividends payable                                                                           348,916        305,680
                                                                                          ------------   ------------

          Total current liabilities                                                          2,615,290      2,836,898
                                                                                          ------------   ------------

Deferred income taxes                                                                          187,000        112,000
                                                                                          ------------   ------------

          Total liabilities                                                                  2,802,290      2,948,898
                                                                                          ------------   ------------

Stockholders' equity:
   Capital stock - undesignated--authorized 3,000,000 shares                                        --             --
   Common stock - $.10 par value; authorized 22,000,000 shares; issued and outstanding
     5,809,431 shares in 2000 and 6,073,097 shares in 1999                                     580,943        607,310
   Capital in excess of par value                                                                   --             --
   Retained earnings                                                                        15,034,345     14,647,668
                                                                                          ------------   ------------

          Total stockholders' equity                                                        15,615,288     15,254,978

Commitments and contingencies (note 5)
                                                                                          ------------   ------------

                                                                                          $ 18,417,578     18,203,876
                                                                                          ============   ============

See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 2000, 1999, and 1998

                                                                        1999             1998
                                                                  as reclassified   as reclassified
                                                      2000         see note 1(k)     see note 1(k)
                                                ---------------   ---------------   ---------------
Sales
    Products                                    $    14,684,209        14,752,978        13,080,297
    Consulting services                               2,474,017         2,084,954         1,352,152
                                                ---------------   ---------------   ---------------

            Total sales                              17,158,226        16,837,932        14,432,449
                                                ---------------   ---------------   ---------------

Cost of sales
    Products                                          5,108,179         5,218,887         4,639,320
    Consulting services                               1,252,873           970,041           642,735
                                                ---------------   ---------------   ---------------

            Total cost of sales                       6,361,052         6,188,928         5,282,055
                                                ---------------   ---------------   ---------------

            Gross profit                             10,797,174        10,649,004         9,150,394

Selling, general, and administrative expenses         5,329,514         5,474,447         5,033,313

Research and development expenses                     1,126,564         1,234,204         1,060,883
                                                ---------------   ---------------   ---------------

            Operating income                          4,341,096         3,940,353         3,056,198

Investment income                                       468,176           418,814           470,411
                                                ---------------   ---------------   ---------------

            Income before income taxes                4,809,272         4,359,167         3,526,609

Income taxes                                          1,539,000         1,460,000         1,199,000
                                                ---------------   ---------------   ---------------

            Net income                          $     3,270,272         2,899,167         2,327,609
                                                ===============   ===============   ===============

Net income per common share:
    Basic                                       $           .55               .46               .37
                                                ===============   ===============   ===============

    Diluted                                     $           .55               .46               .36
                                                ===============   ===============   ===============

Weighted average shares outstanding:
    Basic                                             5,980,467         6,250,254         6,358,963
                                                ===============   ===============   ===============

    Diluted                                           5,995,353         6,268,358         6,397,847
                                                ===============   ===============   ===============

See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2000, 1999, and 1998

                                                COMMON STOCK
                                        ----------------------------    CAPITAL IN
                                           NUMBER                        EXCESS OF        RETAINED
                                          OF SHARES        AMOUNT        PAR VALUE        EARNINGS          TOTAL
                                        ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1997                 6,435,340    $    643,534          67,253      14,321,713      15,032,500

    Stock options exercised                   34,645           3,465          91,289          71,000         165,754
    Purchase and retirement
      of common stock                       (363,369)        (36,337)       (225,772)     (1,907,613)     (2,169,722)
    Dividends declared
      ($.20 per share)                            --              --              --      (1,269,467)     (1,269,467)
    Issuance of shares in conjunction
      with the acquisitions of
      Microanalytics Instrumentation
      Corp. and Lab Connections, Inc.        181,344          18,134       1,001,261              --       1,019,395
    Net income and comprehensive
      income                                      --              --              --       2,327,609       2,327,609
                                        ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1998                 6,287,960         628,796         934,031      13,543,242      15,106,069

    Stock options exercised                   48,300           4,830         217,926              --         222,756
    Purchase and retirement
      of common stock                       (263,163)        (26,316)     (1,151,957)       (548,569)     (1,726,842)
    Dividends declared
      ($.20 per share)                            --              --              --      (1,246,172)     (1,246,172)
    Net income and comprehensive
      income                                      --              --              --       2,899,167       2,899,167
                                        ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999                 6,073,097         607,310              --      14,647,668      15,254,978

    Stock options exercised                   16,223           1,622          71,871              --          73,493
    Purchase and retirement
      of common stock                       (279,889)        (27,989)        (71,871)     (1,553,475)     (1,653,335)
    Dividends declared
      ($.225 per share)                           --              --              --      (1,330,120)     (1,330,120)
    Net income and comprehensive
      income                                      --              --              --       3,270,272       3,270,272
                                        ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2000                 5,809,431    $    580,943              --      15,034,345      15,615,288
                                        ============    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999, and 1998

                                                                                         2000          1999          1998
                                                                                      -----------   -----------   -----------
Cash flows from operating activities:
   Net income                                                                         $ 3,270,272     2,899,167     2,327,609
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss on disposition of long-term assets                                               56,635        38,698        19,401
     Depreciation and amortization                                                        730,231       611,596       378,887
     Deferred income taxes                                                                 77,000       (49,000)       (7,000)
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Trade accounts receivable                                                         (350,199)     (373,790)    1,094,145
       Other receivables                                                                   20,674       (12,377)       48,947
       Inventories                                                                        (22,471)      217,599      (362,520)
       Prepaid expenses                                                                   (81,704)       74,071       (43,628)
       Accounts payable                                                                     6,073        51,494       125,435
       Accrued compensation and vacation                                                  (71,410)      234,643      (194,730)
       Other accrued expensess                                                            (26,240)       36,849      (149,525)
       Accrued product warranties                                                         (12,025)       32,869        36,466
       Accrued income taxes                                                              (161,242)       21,450       (51,740)
                                                                                      -----------   -----------   -----------

           Net cash provided by operating activities                                    3,435,594     3,783,269     3,221,747
                                                                                      -----------   -----------   -----------

Cash flows from investing activities:
   Purchases of marketable securities                                                  (5,324,204)   (6,379,304)   (2,744,874)
   Proceeds from sales of marketable securities at maturity                             5,063,669     5,794,760     4,883,500
   Cash paid in acquisitions, net of cash acquired                                             --            --    (1,032,642)
   Purchases of property and equipment                                                   (540,097)     (475,250)     (401,085)
   Proceeds from sale of property and equipment                                            18,686        18,308            --
   Purchases of patents and trademarks                                                   (414,629)      (50,169)      (53,179)
   Other                                                                                   (6,188)       (6,361)       (6,273)
                                                                                      -----------   -----------   -----------

           Net cash (used in) provided by investing activities                         (1,202,763)   (1,098,016)      645,447
                                                                                      -----------   -----------   -----------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                                             40,368        14,630        17,006
   Purchase and retirement of common stock                                             (1,620,804)   (1,524,021)   (2,022,475)
   Dividends paid                                                                      (1,286,291)   (1,252,440)   (1,272,323)
                                                                                      -----------   -----------   -----------

           Net cash used in financing activities                                       (2,866,727)   (2,761,831)   (3,277,792)
                                                                                      -----------   -----------   -----------

           Net (decrease) increase in cash and temporary cash investments                (633,896)      (76,578)      589,402

Cash and temporary cash investments:
   Beginning of year                                                                    1,275,838     1,352,416       763,014
                                                                                      -----------   -----------   -----------

   End of year                                                                        $   641,942     1,275,838     1,352,416
                                                                                      ===========   ===========   ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for income taxes                                         $ 1,623,242     1,487,550     1,258,363
                                                                                      ===========   ===========   ===========

Supplemental schedule of noncash investing and financing activities:
   Noncash purchase and retirement of common stock                                    $    32,531       202,821       147,247
   Noncash exercise of stock options                                                       33,125       208,126       148,748
   Dividends accrued                                                                      348,916       305,680       317,253
   Issuance of common stock for acquisitions                                                   --            --     1,019,395
                                                                                      ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


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

     (c)  MARKETABLE SECURITIES

          Marketable securities at December 31, 2000 consist of United States government obligations, municipal bonds, and certificates of deposit. The Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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


                                      F-6                            (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


     (d)  INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO), and market represents the lower of replacement cost or estimated net realizable value.

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

          During fiscal 2000, the Company purchased $184,000 in technology rights and $180,000 in patents which are being amortized over 7 and 10 years, respectively.

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

     (h)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                      F-7                            (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


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

     (k)  REVENUE RECOGNITION

          Revenue is recognized upon shipment of product or upon completion of services. During the quarter ended December 31, 2000, the Company reclassified foreign distributor commission expenses from operating expense to a reduction in revenues. This reclassification has been reflected in the Company's historical financial statements, and has no effect on the Company's net earnings. The Company has reclassified foreign distributor commission expenses of $1,158,000, $1,005,000, and $714,000 as a reduction in revenues for the years ended December 31, 2000, 1999, and 1998, respectively.

     (l)  ADVERTISING COSTS

          The Company incurs advertising costs associated with trade shows, print advertising, and brochures. Such costs are charged to expense as incurred. Advertising expense was $211,000, $192,000, and $219,000, in 2000, 1999, and 1998, respectively.

     (m)  NET INCOME PER COMMON SHARE

          Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and dilutive potential common shares outstanding during the year.


                                      F-8                            (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


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

     (o)  RECLASSIFICATIONS

          Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

     (p)  NEW ACCOUNTING PRONOUNCEMENTS

          During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS No. 137 with respect to the effective date), which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company adopted the new standard beginning with the first quarter of fiscal 2001. The adoption of SFAS No. 133 did not impact the Company's financial condition or results of operations.

(2)  MARKETABLE SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 2000 and 1999 were as follows:

                                                                 2000
                                           ---------------------------------------------------
                                                           GROSS        GROSS
                                                        UNREALIZED    UNREALIZED
                                            AMORTIZED     HOLDING       HOLDING        FAIR
                                               COST        GAINS        LOSSES        VALUE
                                           ----------   ----------    ----------    ----------
Held-to-maturity:
    Municipal bonds                        $5,266,204       18,271        (4,179)    5,280,296
    Other securities                        3,601,126      132,578          (392)    3,733,312
                                           ----------   ----------    ----------    ----------

                                           $8,867,330      150,849        (4,571)    9,013,608
                                           ==========   ==========    ==========    ==========


                                      F-9                            (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


                                                                 1999
                                           ---------------------------------------------------
                                                           GROSS        GROSS
                                                        UNREALIZED    UNREALIZED
                                            AMORTIZED     HOLDING       HOLDING        FAIR
                                               COST        GAINS        LOSSES        VALUE
                                           ----------   ----------    ----------    ----------
Available-for-sale:
    Municipal bonds                        $  635,000           --            --       635,000
                                           ----------   ----------    ----------    ----------

                                           $  635,000           --            --       635,000
                                           ==========   ==========    ==========    ==========

Held-to-maturity:
    Municipal bonds                        $7,002,798        4,509       (28,318)    6,978,989
    Other securities                          968,997       27,004        (7,509)      988,492
                                           ----------   ----------    ----------    ----------

                                           $7,971,795       31,513       (35,827)    7,967,481
                                           ==========   ==========    ==========    ==========


     Other securities consist primarily of U.S. government obligations and marketable certificates of deposit.

     Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows at December 31, 2000 and 1999:

                                                     2000                     1999
                                           -----------------------   -----------------------
                                            AMORTIZED      FAIR       AMORTIZED      FAIR
                                              COST         VALUE        COST         VALUE
                                           ----------   ----------   ----------   ----------
Available-for-sale:
    Municipal bonds                        $       --           --      635,000      635,000
                                           ----------   ----------   ----------   ----------

                                           $       --           --      635,000      635,000
                                           ==========   ==========   ==========   ==========

Held-to-maturity:
    Due within one year                    $4,755,640    4,768,435    3,712,724    3,720,183
    Due after one through five years        4,111,690    4,245,173    4,259,071    4,247,298
                                           ----------   ----------   ----------   ----------

                                           $8,867,330    9,013,608    7,971,795    7,967,481
                                           ==========   ==========   ==========   ==========


                                      F-10                           (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


(3)  INVENTORIES

     The major components of inventories are as follows:

                                                         2000           1999
                                                    ------------   ------------

Finished products                                   $    138,505        240,784
Work-in-process                                          710,351        808,267
Raw materials                                          1,278,203      1,055,537
                                                    ------------   ------------

                                                    $  2,127,059      2,104,588
                                                    ============   ============

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                     ESTIMATED
                                        2000           1999        USEFUL LIVES
                                    ------------   ------------   -------------

Machinery and equipment             $  2,678,703      2,381,625   3 to 10 years
Office equipment                         548,957        516,660   2 to 15 years
Leasehold improvements                   462,591        377,352   1 to 5 years
Vehicles                                  99,146        112,657   3 to 5 years
                                    ------------   ------------

                                    $  3,789,397      3,388,294
                                    ============   ============

     Depreciation and amortization of property and equipment charged to earnings was $468,613, $418,083, and $336,886 for the years ended December 31, 2000,
     1999, and 1998, respectively.

(5)  COMMITMENTS AND CONTINGENCIES

     (a)  LEASES

          The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through June 2010 and require the Company to pay operating costs, including real estate taxes.

          Rental expense, including charges for operating costs, was as follows:

                            2000         1999         1998
                        -----------  -----------  -----------

                        $   410,303      389,143      329,123
                        ===========  ===========  ===========


                                      F-11                           (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


          The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2000:

                   YEAR ENDING
                   DECEMBER 31
                  -------------

                    2001                        $    297,040
                    2002                             286,200
                    2003                             290,901
                    2004                             276,402
                    2005                             253,743
                    Later years                    1,192,002
                                                ------------

                                                $  2,596,288
                                                ============

     (b)  EXECUTIVE SEVERANCE AGREEMENTS

          The Company has entered into severance agreements with four executives that require payment of two times their annual salary if they are terminated within 24 months after a change of control occurs or upon the occurrence of other events as described in the agreements.

(6)  INCOME TAXES

     The provision for income taxes consists of the following:

                                             2000         1999          1998
                                         ----------    ----------    ----------

      Current tax expense:
          Federal                        $1,246,000     1,311,000     1,021,000
          State                             216,000       198,000       185,000
                                         ----------    ----------    ----------

           Total current expense          1,462,000     1,509,000     1,206,000

      Deferred                               77,000       (49,000)       (7,000)
                                         ----------    ----------    ----------

           Provision for income taxes    $1,539,000     1,460,000     1,199,000
                                         ==========    ==========    ==========


                                      F-12                           (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


     The effective income tax rate varies from the federal statutory tax rate for the following reasons:

                                                    PERCENTAGE OF PRETAX INCOME
                                                    FOR YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                     2000      1999       1998
                                                   --------  --------   --------

Tax at statutory federal income tax rate            34.0 %    34.0 %     34.0 %
Increases (reductions) in taxes resulting from:
    State income taxes, net of federal benefit       3.0       2.9        3.5
    Tax-exempt earnings of FSC                      (2.3)     (2.4)      (2.7)
    Tax-exempt investment earnings                  (1.9)     (2.3)      (3.5)
    Other                                           (0.8)      1.3        2.7
                                                   --------  --------   --------

             Effective income tax rate              32.0 %    33.5 %     34.0 %
                                                   ========  ========   ========

     The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                          2000          1999
                                                      ------------  ------------

Deferred tax assets:
    Allowance for doubtful accounts not
      currently deductible                            $    57,000        60,000
    Inventory costs not currently deductible               39,000        35,000
    Inventory reserves                                     78,000        88,000
    Warranty reserves                                      98,000       108,000
    Other accruals                                         71,000        78,000
    Other intangibles                                      47,000        43,000
    Net operating loss and tax credit carryforwards            --        76,000
                                                      -----------   -----------

             Total deferred tax assets                    390,000       488,000
                                                      -----------   -----------

Deferred tax liabilities:
    Technology rights                                    (173,000)     (194,000)
    Excess of book over tax depreciation                  (61,000)      (61,000)
                                                      -----------   -----------

             Total deferred tax liabilities              (234,000)     (255,000)
                                                      -----------   -----------

             Net deferred tax asset                   $   156,000       233,000
                                                      ===========   ===========

     The Company has determined that establishing a valuation allowance for the deferred tax assets is not required since it is more likely than not that the deferred tax assets will be realized through future taxable income. Net operating loss and tax credit carryforwards aggregated $145,000 and $25,000, respectively, at December 31, 1999. All net operating loss and tax credit carryforwards were utilized in 2000.


                                      F-13                           (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


(7)  STOCKHOLDERS' EQUITY

     As of December 31, 2000, the Company has reserved 190,993 shares of common stock for options that are still available for grant under the Company's stock option plans, and 381,015 shares for options that have been granted but have not yet been exercised.

     Under the stock option plans, option exercise prices are 100% of the market value of the common stock at the date of grant, except for incentive options granted under the 1992 and 1998 Plans to persons owning more than 10% of the Company's stock, in which case the option price is 110% of the market value, and nonqualified options granted under the 1992 and 1998 Plans, which may be granted at option prices no less than 25% of the market value. Exercise periods are generally for five to ten years. Certain of the plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, the Company may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to capital in excess of par value.

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

                                          2000          1999           1998
                                      ------------   -----------   ------------

Net earnings - as reported            $  3,270,272     2,899,167      2,327,609
Net earnings - pro forma                 3,066,627     2,818,972      2,202,542
Earnings per share - as reported:
    Basic                                      .55           .46            .37
    Diluted                                    .55           .46            .36
Earnings per share - pro forma:
    Basic                                      .51           .45            .35
    Diluted                                    .51           .45            .34


                                      F-14                           (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


     The pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998:

                                            2000          1999          1998
                                         ----------    ----------    ----------

Dividend yield                                3.30%         2.50%         2.25%
Expected volatility                             53%           44%           36%
Risk-free interest rate                        6.2%          5.5%          5.1%
Expected lives                            7.9 years     7.0 years     7.6 years

     Information regarding the Company's stock option plans for 2000, 1999, and 1998 is as follows:

                                                                     WEIGHTED-
                                                                     AVERAGE
                                                                     EXERCISE
                                                     SHARES           PRICE
                                                   -----------     ------------

Options outstanding, December 31, 1997                198,773      $     6.26

    Granted                                           145,460            6.33
    Exercised                                         (34,645)           4.78
    Canceled or expired                                (7,300)           8.16
                                                   -----------     ------------

Options outstanding, December 31, 1998                302,288            6.42

    Granted                                             5,000            5.69
    Exercised                                         (48,300)           4.61
    Canceled or expired                               (30,095)           6.09
                                                   -----------     ------------

Options outstanding, December 31, 1999                228,893            6.83

    Granted                                           197,000            5.87
    Exercised                                         (16,223)           4.53
    Canceled or expired                               (28,655)           6.29
                                                   -----------     ------------

Options outstanding, December 31, 2000                381,015      $     6.47
                                                   ===========     ============


                                      F-15                           (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


                                              2000         1999         1998
                                           ----------   ----------   ----------

Weighted-average fair value of options,
    granted during the year                $     2.67         2.23         2.38

Weighted-average exercise price of
    options, exercisable at end of year    $     6.66         6.77         6.17

Options exercisable                           221,440      143,221      147,809

(8)  INCOME PER COMMON SHARE

     The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share--diluted for the years ended December 31, 2000, 1999, and 1998:

                                               2000         1999         1998
                                           -----------  -----------  -----------

Weighted shares of common stock
    outstanding - basic                      5,980,467    6,250,254    6,358,963

Weighted shares of common stock
    assumed upon exercise of stock options      14,886       18,104       38,884
                                           -----------  -----------  -----------

Weighted shares of common stock
    outstanding - diluted                    5,995,353    6,268,358    6,397,847
                                           ===========  ===========  ===========

     The following represents securities outstanding at December 31, 2000, 1999, and 1998, which have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive:

                                        2000         1999         1998
                                     ----------   ----------   ----------

           Options                       94,620      107,335      166,110

(9)  SALES

        Export sales were $7,067,386, $6,202,822, and $4,910,119, in 2000, 1999, and 1998, respectively. Of the export sales, $3,182,898, $2,766,956, and $1,755,419, in 2000, 1999, and 1998, respectively, were to customers in Western Europe. Sales to customers in Japan were $1,833,964, $1,442,925, and $1,172,781, for 2000, 1999, and 1998, respectively. The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 16%, 15%, and 12%, of sales in 2000, 1999, and 1998, respectively. Another independent representative accounted for approximately 9%, 7%, and 7%, of sales in 2000, 1999, and 1998, respectively.


                                      F-16                           (Continued)

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998


(10) SAVINGS AND RETIREMENT PLAN

     The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company's contributions to this plan in 2000, 1999, and 1998 were $47,895, $40,626, and $31,122, respectively.

(11) ACQUISITION

     On December 7, 1998, the Company acquired Lab Connections, Inc. (LabCon), a manufacturer of instruments used to automate sample preparation from liquid chromatography for analysis by spectroscopy, of Marlborough, Massachusetts. In addition, the Company acquired Microanalytics Instrumention Corp. (Micro) on January 28, 1998.

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of LabCon and Micro had occurred as of the beginning of fiscal 1998. Pro forma adjustments consist primarily of realization of tax benefits resulting from operating losses and goodwill and other intangible amortization:

                                                              1998
                                                        -------------
               Net sales                                $  15,844,277
               Net income                                   2,001,721

               Net income per common share:
                   Basic                                          .31
                   Diluted                                        .31

                                   MOCON, INC.

                        EXHIBIT INDEX TO ANNUAL REPORT ON
                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

Item                                                                   Method of
 No.                                 Item                               Filing
------     --------------------------------------------------------   ----------

3.1        Restated Articles of Incorporation of the Company             (1)

3.2        Amendment to Restated Articles of Incorporation of the
           Company, effective May 27, 1987                               (2)

3.3        Amendment to Restated Articles of Incorporation of the
           Company, effective June 28, 1991                              (3)

3.4        Amendment to Restated Articles of Incorporation of the
           Company, effective May 21, 1998                               (11)

3.5        Amendment to Restated Articles of Incorporation of the
           Company, effective May 26, 1999                               (13)

3.6        Third Restated Bylaws of the Company                          (4)

10.1       Office/Warehouse Lease, dated July 29, 1994                   (5)

10.2       Office/Warehouse Lease Extension, dated June 6, 1997          (8)

10.3       Office/Warehouse Lease Extension, dated November 17, 1999     (13)

10.4       1990 Non-Employee Director Stock Option Plan                  (3)

10.5       1992 Stock Option Plan                                        (6)

10.6       1998 Stock Option Plan                                        (9)

10.7       Compensation Committee resolutions setting forth the
           Incentive Compensation Plan                                   (12)

10.8       Paired Profit Sharing Plan effective July 1, 1996             (7)

10.9       Confidentiality Agreement, dated June 3, 1983, between the
           Company and William N. Mayer                                  (4)

10.10      Agency and Service Agreement, dated January 1, 1987,
           between the Company and MoCon FSC, Inc.                       (4)

10.11      Foreign Sales Corporation Suppliers Agreement, dated March
           28, 1985, between the Company and MoCon FSC, Inc.             (4)

10.12      Agreement and Plan of Merger, dated November 20, 1998, by
           and among Modern Controls, Inc., MOCON Acquisition
           Corporation and Lab Connections, Inc.                         (10)

10.13      Form of Executive Severance Agreement                         (14)

21.1       Subsidiaries of the Company                                   (14)

23.1       Independent Auditors' Consent                                 (14)


------------------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1984 (File No. 0-9273).

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

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-58789).

(10) Incorporated by reference to the Company's Report on Form 8-K filed on December 21, 1998 (File No. 0-9273)

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-9273).

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9273).

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-9273).

(14)  Filed herewith.