Form 10-Q
period 2001-03-31
MODERN CONTROLS INC
filed 2001-05-14
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarter Ended March 31, 2001

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

YES _X_ NO ___



5,456,277 Common Shares were outstanding as of March 31, 2001

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                      For the Quarter Ended March 31, 2001



                                                                          Page
                                                                         Number
PART I. FINANCIAL INFORMATION                                            ------


  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
     March 31, 2001 and December 31, 2000                                   1


    Condensed Consolidated Statements of Income (Unaudited)
     Three months ended March 31, 2001 and 2000                             2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
     Three months ended March 31, 2001 and 2000                             3


    Notes to Condensed Consolidated Financial Statements (Unaudited)       4-6


  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               7-8

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        9


PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                                  10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                   MOCON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        2001            2000
                                                    ------------    ------------
ASSETS
  Current assets:
    Cash and temporary cash investments             $    331,566    $    641,942
    Marketable securities, current                     3,679,478       4,755,640
    Accounts receivable                                2,391,893       2,848,049
    Other receivables                                     95,120         118,807
    Inventories                                        2,068,900       2,127,059
    Prepaid expenses                                     213,232         243,291
    Deferred income taxes                                343,000         343,000
                                                    ------------    ------------
        Total current assets                           9,123,189      11,077,788
                                                    ------------    ------------
  Marketable securities, noncurrent                    3,967,843       4,111,690
                                                    ------------    ------------
  Net property and equipment                           1,364,530       1,198,954
                                                    ------------    ------------
  Other assets:
    Goodwill, net                                        812,945         841,516
    Technology rights and other intangibles, net       1,051,839       1,055,543
    Other                                                133,525         132,087
                                                    ------------    ------------
        Total other assets                             1,998,309       2,029,146
                                                    ------------    ------------
          TOTAL ASSETS                              $ 16,453,871    $ 18,417,578
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                $    717,570    $    859,103
    Accrued compensation and vacation                    404,919         603,929
    Other accrued                                      1,384,224       1,152,258
                                                    ------------    ------------
        Total current liabilities                      2,506,713       2,615,290
                                                    ------------    ------------
  Deferred income taxes                                  181,600         187,000
                                                    ------------    ------------
          TOTAL LIABILITIES                            2,688,313       2,802,290
                                                    ------------    ------------
  Stockholders' equity:
    Common stock - $.10 par value                        545,628         580,943
    Capital in excess of par value                           252              --
    Retained earnings                                 13,196,214      15,034,345
    Net unrealized gain on marketable securities          23,464              --
                                                    ------------    ------------
        Total stockholders' equity                    13,765,558      15,615,288
                                                    ------------    ------------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                     $ 16,453,871    $ 18,417,578
                                                    ============    ============

Note: The condensed consolidated balance sheet at December 31, 2000 has been summarized from the Company's audited consolidated balance sheet at that date.

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                   ---------------------------------
                                                                          2000
                                                                    As reclassified-
                                                        2001           See Note 4
                                                   --------------    --------------
Sales
  Products                                         $    3,903,842    $    3,575,925
  Consulting services                                     580,415           673,969
                                                   --------------    --------------
     Total sales                                        4,484,257         4,249,894
                                                   --------------    --------------
Cost of Sales
  Products                                              1,333,546         1,272,713
  Consulting services                                     370,532           312,540
                                                   --------------    --------------
     Total cost of sales                                1,704,078         1,585,253
                                                   --------------    --------------

Gross profit                                            2,780,179         2,664,641
                                                   --------------    --------------

Selling, general and administrative expenses            1,420,629         1,318,402

Research and development expenses                         250,361           288,040
                                                   --------------    --------------
                                                        1,670,990         1,606,442

Operating income                                        1,109,189         1,058,199

Investment income                                         132,050           109,751
                                                   --------------    --------------
Income before income taxes                              1,241,239         1,167,950

Income taxes                                              397,000           374,000
                                                   --------------    --------------
Net income                                         $      844,239    $      793,950
                                                   ==============    ==============

Net income per common share:
     Basic                                         $         0.15    $         0.13
                                                   ==============    ==============
     Diluted                                       $         0.15    $         0.13
                                                   ==============    ==============

Weighted average shares outstanding:
     Basic                                              5,717,239         6,073,223
                                                   ==============    ==============
     Diluted                                            5,764,165         6,090,953
                                                   ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months
                                                                       Ended March 31,
                                                               -----------------------------
                                                                   2001             2000
                                                               ------------     ------------
Cash flows from operating activities:
   Net income                                                  $    844,239     $    793,950
   Total adjustments to reconcile
      net income to net cash provided
      by operating activities                                       618,139          583,949
                                                               ------------     ------------

   Net cash provided by operating activities                      1,462,378        1,377,899
                                                               ------------     ------------


Cash flows from investing activities:
   Purchases of marketable securities                            (1,029,716)      (1,404,977)
   Proceeds from sales of marketable securities                   2,273,189          926,086
   Other                                                           (295,024)        (496,616)
                                                               ------------     ------------

   Net cash provided by (used in) investing activities              948,449         (975,507)
                                                               ------------     ------------


Cash flows from financing activities:
   Purchases and retirement of common stock                      (2,378,473)        (159,375)
   Dividends paid                                                  (348,566)        (304,078)
   Other                                                              5,836           30,319
                                                               ------------     ------------

   Net cash used in financing activities                         (2,721,203)        (433,134)
                                                               ------------     ------------

Net decrease in cash and
   temporary cash investments                                      (310,376)         (30,742)
                                                               ------------     ------------

Cash and temporary cash investments:
   Beginning of period                                              641,942        1,275,838
                                                               ------------     ------------

   End of period                                               $    331,566     $  1,245,096
                                                               ============     ============


Supplemental schedule of noncash investing activities:
   Unrealized holding gain on available-for-sale securities    $     23,464               --

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of income for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001, and for all periods presented, have been made. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 annual report to shareholders.


Note 2 - Inventories

Inventories consist of the following:

                                March 31,     December 31,
                                  2001            2000
                              ------------    ------------
         Finished Products    $    181,199    $    138,505
         Work in Process           548,117         710,351
         Raw Materials           1,339,584       1,278,203
                              ------------    ------------
                              $  2,068,900    $  2,127,059
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

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three-month periods ended March 31, 2001, and 2000:


                                                   Three Months Ended
                                                        March 31,
                                             -----------------------------
                                                  2001            2000
       -------------------------------------------------------------------
       Weighted shares of common stock
          outstanding - basic                   5,717,239       6,073,223

       Weighted shares of common stock
          assumed upon exercise of stock
          options                                  46,926          17,730
       -------------------------------------------------------------------
       Weighted shares of common stock
          outstanding - diluted                 5,764,165       6,090,953
       ===================================================================


Note 4 - Revenue Recognition

During the quarter ended December 31, 2000, the Company began classifying foreign distributor commission expenses as a reduction in revenue rather than operating expense. This reclassification has been reflected in the Company's historical financial statements, and has no effect on the Company's net earnings. The Company has reclassified foreign distributor commission expenses of $265,556 as a reduction in revenues for the quarter ended March 31, 2000.


Note 5 - Marketable Securities

During the quarter ended March 31, 2001, the Company sold $862,864 of held-to-maturity securities prior to their maturity. As further described in
Note 6, the held-to-maturity securities were sold to reacquire shares from the Company's former CEO. As a result of the sale of these securities before their maturity, the Company is required to reclassify all securities as available-for-sale. Available-for-sale securities are recorded at fair value and resulted in a net unrealized gain of $23,464 within stockholders' equity. Realized gains and losses are recorded based on the specific identification method. For the quarter ended March 31, 2001, gross realized gains and losses were $1,417 and $1,253, respectively.


Note 6 - Stock Repurchase

In February of 2001, the Company's Board of Directors authorized the repurchase of up to $2.5 million of the Company's common stock. Pursuant to this authorization, the Company has acquired $2,053,469 of common stock of which $2,000,027 was acquired from the Company's former CEO.

Note 7 - Comprehensive Income


                                              Three Months Ended
                                                   March 31,
                                        ----------------------------
                                              2001           2000
         -----------------------------------------------------------
         Net income                        $ 844,239      $ 793,950

         Net unrealized gain on
         marketable securities                23,464             --
         -----------------------------------------------------------
         Comprehensive income              $ 867,703      $ 793,950
         ===========================================================

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


Results of Operations

Sales for the quarter ended March 31, 2001, were $4,484,257, up 6% percent from first quarter 2000 sales of $4,249,894. The increase in first quarter sales is primarily the result of increases in the sales volume of the Company's weighing, headspace analyzer, and GC analyzer (Microanalytics) products and general price increases, offset somewhat by decreases in the sales volume of the Company's sample preparation (Lab Connections) products and consulting and analytical services.

The Company derives its revenue from product sales and consulting services, consisting of standard laboratory testing services and consulting and analytical services performed for various customers. In the first quarter of 2001, product sales were $3,903,842 and consulting services were $580,415, or 87 and 13 percent respectively, of the Company's total first quarter 2001 sales. This compares to product sales of $3,575,925 and consulting services of $673,969 in the first quarter of 2000, or 84 and 16 percent of total sales, respectively.

Gross profit was 62 percent of sales for the first quarter of 2001 and 63 percent for the first quarter of 2000. The 1 percent decline in overall gross profit margin was primarily due to increased consulting services costs related to expanded capabilities in this area, combined with a decrease in consulting services sales in the first quarter of 2001 compared with the first quarter 2000. The Company plans to closely monitor both sales and costs in this area to ensure that capabilities are matched appropriately to revenue levels.

Selling, general and administrative (SG&A) expenses increased approximately $102,000 or 8 percent in the first quarter of 2001 compared to the first quarter of 2000. As a percentage of sales, SG&A expenses were 32 and 31 percent of sales for the first quarter of 2001 and 2000, respectively. The slight increase is due primarily to the increase in domestic commission and other expenses associated with the increase in sales, and to consulting expenses related to the Company's former Chief Executive Officer.

Research and development (R&D) expenses decreased approximately $38,000 or 13 percent in the first quarter of 2001 compared to the first quarter of 2000. As a percent of sales, R&D expenses were 6 and 7 percent of sales for the first quarter of 2001 and 2000, respectively. Continued R&D expenditures are necessary as the Company develops new products to expand in its niche markets. For the foreseeable future, the Company expects to spend on an annual basis approximately 5 to 8 percent of sales on R&D.

Investment income increased approximately $22,000 in the first quarter of 2001 as compared to the first quarter of 2000. The increase is the result of higher yields, offset by lower average investment balances.

The Company's provision for income taxes was 32 percent of income before income taxes for the three-month periods ending March 31, 2001 and 2000. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 2001 to be in a range of 32 to 35 percent.

Net income increased 6 percent to $844,239 for the first quarter of 2001, compared to $793,950 for the first quarter of 2000. Basic net income per share was $.15 for the first quarter of 2001, compared to $.13 for the same period in 2000.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities decreased approximately $1,530,000 during the three months ended March 31, 2001. The Company used cash resources to pay dividends of approximately $349,000, and to repurchase shares of the Company's common stock during the period totaling approximately $2,378,000. Depending on market conditions, the Company may continue to repurchase shares of its common stock on the open market at prices not exceeding the market price.

The Company has no long-term debt or material commitments for capital expenditures as of March 31, 2001. The Company's plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.


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

There have been no significant changes since December 31, 2000.

                                   MOCON, INC.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    a.  Exhibits

        None

    b.  Reports on Form 8-K

        There were no reports on Form 8-K filed for the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           MOCON, INC.
                                           Registrant






Date: May 7, 2001                   /s/ Robert L. Demorest
                                    Robert L. Demorest,
                                    Chairman, President and Chief
                                    Executive Officer






Date: May 7, 2001                   /s/ Dane D. Anderson
                                    Dane D. Anderson,
                                    Vice President, Treasurer and Chief
                                    Financial Officer