Form 10-Q
period 2001-06-30
MODERN CONTROLS INC
filed 2001-08-14
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarter Ended June 30, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to ______________

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

YES _X_  NO ___



5,458,977 Common Shares were outstanding as of June 30, 2001

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                       For the Quarter Ended June 30, 2001



                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION


  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      June 30, 2001 and December 31, 2000                                   1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months and six months ended June 30, 2001 and 2000              2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six months ended June 30, 2001 and 2000                               3


    Notes to Condensed Consolidated Financial Statements (Unaudited)       4-6


  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               7-9

  Item 3. Quantitative and Qualitative Disclosures About Market Risk       10


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders              11

  Item 6. Exhibits and Reports on Form 8-K                                 11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   MOCON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        2001            2000
                                                    ------------    ------------
ASSETS
  Current assets:
    Cash and temporary cash investments             $  1,277,246    $    641,942
    Marketable securities, current                     3,372,643       4,755,640
    Accounts receivable, net                           3,089,414       2,848,049
    Other receivables                                     73,313         118,807
    Inventories                                        2,017,637       2,127,059
    Prepaid expenses                                     169,129         243,291
    Deferred income taxes                                343,000         343,000
                                                    ------------    ------------
        Total current assets                          10,342,382      11,077,788
                                                    ------------    ------------

  Marketable securities, noncurrent                    2,840,022       4,111,690
                                                    ------------    ------------

  Net property and equipment                           1,447,736       1,198,954
                                                    ------------    ------------

  Other assets:
    Goodwill, net                                        784,375         841,516
    Technology rights and other intangibles, net       1,012,848       1,055,543
    Other                                                135,143         132,087
                                                    ------------    ------------
        Total other assets                             1,932,366       2,029,146
                                                    ------------    ------------

          TOTAL ASSETS                              $ 16,562,506    $ 18,417,578
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                $    555,912    $    859,103
    Accrued compensation and vacation                    530,887         603,929
    Other accrued expenses                               969,547       1,152,258
                                                    ------------    ------------
        Total current liabilities                      2,056,346       2,615,290
                                                    ------------    ------------

  Deferred income taxes                                  176,200         187,000
                                                    ------------    ------------

          TOTAL LIABILITIES                            2,232,546       2,802,290
                                                    ------------    ------------

  Stockholders' equity:
    Common stock - $.10 par value                        545,898         580,943
    Capital in excess of par value                           545              --
    Retained earnings                                 13,763,285      15,034,345
    Net unrealized gain on marketable securities          20,232              --
                                                    ------------    ------------
        Total stockholders' equity                    14,329,960      15,615,288
                                                    ------------    ------------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                     $ 16,562,506    $ 18,417,578
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

                                   MOCON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                              --------------------------------    --------------------------------
                                                                     2000                                2000
                                                               As reclassified                     As reclassified
                                                   2001          - See Note 4          2001          - See Note 4
                                              --------------    --------------    --------------    --------------
Sales
  Products                                    $    3,919,538    $    3,616,508    $    7,823,380    $    7,192,433
  Consulting services                                660,166           636,205         1,240,581         1,310,174
                                              --------------    --------------    --------------    --------------
     Total sales                                   4,579,704         4,252,713         9,063,961         8,502,607
                                              --------------    --------------    --------------    --------------

Cost of Sales
  Products                                         1,419,193         1,199,214         2,752,739         2,471,927
  Consulting services                                287,632           334,733           658,164           647,273
                                              --------------    --------------    --------------    --------------
     Total cost of sales                           1,706,825         1,533,947         3,410,903         3,119,200
                                              --------------    --------------    --------------    --------------

Gross profit                                       2,872,879         2,718,766         5,653,058         5,383,407
                                              --------------    --------------    --------------    --------------

Selling, general & administrative expenses         1,415,354         1,372,648         2,835,983         2,691,050

Research & development expenses                      273,831           261,731           524,192           549,771
                                              --------------    --------------    --------------    --------------

                                                   1,689,185         1,634,379         3,360,175         3,240,821
                                              --------------    --------------    --------------    --------------

Operating income                                   1,183,694         1,084,387         2,292,883         2,142,586

Investment income                                    106,302           107,008           238,352           216,759
                                              --------------    --------------    --------------    --------------

Income before income taxes                         1,289,996         1,191,395         2,531,235         2,359,345

Income taxes                                         413,000           381,000           810,000           755,000
                                              --------------    --------------    --------------    --------------

Net income                                    $      876,996    $      810,395    $    1,721,235    $    1,604,345
                                              ==============    ==============    ==============    ==============



Net income per common share:
     Basic                                    $         0.16    $         0.13    $         0.31    $         0.26
                                              ==============    ==============    ==============    ==============
     Diluted                                  $         0.16    $         0.13    $         0.31    $         0.26
                                              ==============    ==============    ==============    ==============


Weighted average shares outstanding:
     Basic                                         5,458,977         6,044,056         5,588,108         6,058,640
                                              ==============    ==============    ==============    ==============
     Diluted                                       5,508,588         6,049,929         5,636,377         6,070,441
                                              ==============    ==============    ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months
                                                                       Ended June 30,
                                                               -----------------------------
                                                                   2001             2000
                                                               ------------     ------------
Cash flows from operating activities:
   Net income                                                  $  1,721,235     $  1,604,345
   Total adjustments to reconcile
      net income to net cash provided
      by operating activities                                      (196,610)         246,281
                                                               ------------     ------------

   Net cash provided by operating activities                      1,524,625        1,850,626
                                                               ------------     ------------


Cash flows from investing activities:
   Purchases of marketable securities                            (1,054,906)      (2,637,742)
   Proceeds from sales of marketable securities                   3,729,803        1,887,157
   Purchases of property and equipment                             (501,930)        (411,541)
   Other                                                            (14,115)        (193,727)
                                                               ------------     ------------

   Net cash provided by (used in) investing activities            2,158,852       (1,355,853)
                                                               ------------     ------------


Cash flows from financing activities:
   Purchases and retirement of common stock                      (2,378,473)        (415,624)
   Dividends paid                                                  (676,099)        (637,190)
   Other                                                              6,399           30,319
                                                               ------------     ------------

   Net cash used in financing activities                         (3,048,173)      (1,022,495)
                                                               ------------     ------------


Net increase (decrease) in cash and
   temporary cash investments                                       635,304         (527,722)
                                                               ------------     ------------


Cash and temporary cash investments:
   Beginning of period                                              641,942        1,275,838
                                                               ------------     ------------

   End of period                                               $  1,277,246     $    748,116
                                                               ============     ============

Supplemental schedule of noncash investing activities:
   Unrealized holding gain on available-for-sale securities    $     20,232               --

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001, and for all periods presented, have been made. The results of operations for the period ended June 30, 2001 are not necessarily indicative of operating results for the full year.

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

Note 2 - Inventories

Inventories consist of the following:

                                          June 30,      December 31,
                                            2001            2000
                                        ------------    ------------
         Finished Products              $    201,284    $    138,505
         Work in Process                     712,962         710,351
         Raw Materials                     1,103,391       1,278,203
                                        ------------    ------------
                                        $  2,017,637    $  2,127,059
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

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three and six month periods ended June 30, 2001, and 2000:

                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                           -------------------------- -----------------------
                                                2001         2000        2001         2000
---------------------------------------------------------------------------------------------
Weighted shares of common stock
   outstanding - basic                       5,458,977    6,044,056    5,588,108    6,058,640

Weighted shares of common stock
   assumed upon exercise of stock
   options                                      49,611        5,873       48,269       11,801
---------------------------------------------------------------------------------------------
Weighted shares of common stock
   outstanding - diluted                     5,508,588    6,049,929    5,636,377    6,070,441
=============================================================================================


Note 4 - Revenue Recognition

During the quarter ended December 31, 2000, the Company began classifying distributor commission expenses as a reduction in revenue rather than operating expense. This reclassification has been reflected in the Company's historical financial statements, and has no effect on the Company's net earnings. The Company has reclassified distributor commission expenses of $296,894 as a reduction in revenues for the quarter ended June 30, 2000.


Note 5 - Marketable Securities

During the quarter ended March 31, 2001, the Company sold $862,864 of held-to-maturity securities prior to their maturity. As further described in
Note 6, the held-to-maturity securities were sold to reacquire shares from the Company's former CEO. As a result of the sale of these securities before their maturity, the Company is required to reclassify all securities as available-for-sale. Available-for-sale securities are recorded at fair value and at June 30, 2001, resulted in a net unrealized gain of $20,232 within stockholders' equity.


Note 6 - Stock Repurchase

In February of 2001, the Company's Board of Directors authorized the repurchase of up to $2.5 million of the Company's common stock. Pursuant to this authorization, the Company has acquired $2,053,469 of common stock of which $2,000,027 was acquired from the Company's former CEO.

Note 7 - Comprehensive Income


                                                  Three Months Ended
                                                        June 30,
                                              --------------------------
                                                   2001          2000
            ------------------------------------------------------------

            Net income                          $  876,996    $  810,395

            Net unrealized gain on
            marketable securities                   20,232            --
            ------------------------------------------------------------
               Comprehensive income             $  897,228    $  810,395
            ============================================================

                                   MOCON, INC.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Form 10-Q includes certain statements that are deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, are forward-looking statements. The forward-looking statements in this filing are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statement because these statements are subject to a number of risks and uncertainties including the risk factors described in the Company's annual report on Form 10-K for the year ended December 31, 2000, including, but not limited to, the risks entitled "Growth Potential," "Technological Change, Obsolescence, and the Development and Acceptance of New Products" and "Dependence on Capital Spending Policies and Government Funding." Persons reading this Form 10-Q should carefully review the discussion of all of the risk factors described in such Form 10-K and in the Company's other filings made from time to time with the Securities and Exchange Commission.

Results of Operations

Sales for the quarter ended June 30, 2001, were $4,579,704, up 8 percent from second quarter 2000 sales of $4,252,713. The increase in second quarter sales is primarily the result of increases in the sales volume of the Company's permeation and weighing products, and general price increases, offset somewhat by decreases in the sales volume of the Company's sample preparation products.

Sales for the six month period ended June 30, 2001, were $9,063,961, a 7 percent increase from the sales for the first six months of 2000 of $8,502,607. The 7 percent increase is primarily due to increases in the sales volume of the Company's weighing, permeation, headspace analyzer, and GC analyzer products, and general price increases, offset somewhat by a decrease in the sales volume of the Company's sample preparation products.

The Company derives its revenue from product sales and consulting services, consisting of standard laboratory testing services and consulting and analytical services performed for various customers. In the second quarter of 2001, product sales were $3,919,538 and consulting services were $660,166, or 86 and 14 percent, respectively, of the Company's total second quarter 2001 sales. This compares to product sales of $3,616,508 and consulting services of $636,205, 85 and 15 percent of total sales, in the second quarter of 2000.

For the six months ended June 30, 2001, product sales were $7,823,380 and consulting services were $1,240,581, 86 and 14 percent, respectively, of the Company's 2001 year-to-date sales compared to product sales of $7,192,433 and consulting services of $1,310,174, 85 and 15 percent of total sales for the first six months of 2000.

Gross profit was 63 percent of sales for the quarter and 62 percent of sales for the six month period ended June 30, 2001, compared to 64 percent of sales for the quarter and 63 percent of sales for the six months ended June 30, 2000. The gross profit margin was 63 percent in each of the fiscal years ended December 31, 2000, 1999, and 1998, and the Company currently expects the gross profit margin for the year ending December 31, 2001 to be in a range from 60 to 65 percent of sales.

Selling, general and administrative (SG&A) expenses were 31 percent of sales for both the three and six month periods ended June 30, 2001. This compares to 32 percent of sales for the three and six month periods ended June 30, 2000. The decrease in 2001 SG&A expenses as a percentage of sales compared to 2000 is primarily due to legal fees incurred in the prior year to protect confidential information of the Company. This matter was settled in the second quarter of 2000.

Research and development (R&D) expenses as a percentage of sales were 6 percent for the quarters and six month periods ended June 30, 2001, and June 30, 2000. Continued R&D expenditures are necessary as the Company develops new products and technologies to expand in its niche markets. For the foreseeable future, the Company expects to spend on an annual basis approximately 5 to 8 percent of sales on R&D.

Investment income remained consistent in the second quarter of 2001 as compared to the second quarter of 2000. For the six months ended June 30, 2001, investment income increased approximately $22,000 over the same period in 2000. The increase is the result of higher average yields, offset somewhat by lower average investment balances in 2001.

The Company's provision for income taxes was 32 percent of income before income taxes for the quarters and six month periods ending June 30, 2001 and 2000. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 2001 to be in a range of 32 to 35 percent.

Net income increased 8 percent to $876,996 for the second quarter of 2001, compared to $810,395 for the second quarter of 2000. Basic and diluted net income per share was 16 cents for the second quarter of 2001, compared to 13 cents for the same period in 2000. For the six months ended June 30, 2001, net income increased 7 percent to $1,721,235 compared to $1,604,345 for the six months ended June 30, 2000. Basic and diluted net income per share was 31 and 26 cents for the six month periods ended June 30, 2001, and 2000, respectively.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities decreased approximately $2,000,000 during the six months ended June 30, 2001. The Company used cash resources to pay dividends of approximately $676,000, and to repurchase shares of the Company's common stock during the period totaling approximately $2,378,000. Depending on market conditions, the Company may continue to repurchase shares of its common stock on the open market at prices not exceeding the market price.

The Company has no long-term debt or material commitments for capital expenditures as of June 30, 2001. The Company's plant and equipment do not require major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital equipment expenditures and dividend payments in the foreseeable future.

New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of June 30, 2001, the Company has unamortized goodwill in the amount of approximately $784,000 and unamortized identifiable intangible assets related to acquisitions in the amount of approximately $771,000, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $123,000 and $57,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

                                   MOCON, INC.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders of MOCON, Inc. on May 22, 2001, the nominees for election as Directors of the Company were elected without opposition as follows:

          Director-Nominee               Votes For       Votes Withheld/Against
          ----------------               ---------       ----------------------

          Robert L. Demorest             5,047,732               61,886
          Dean B. Chenoweth              4,706,745              402,873
          J. Leonard Frame               5,042,734               66,884
          Paul J. Sjoquist               5,048,407               61,211
          Richard A. Proulx              5,046,720               62,898
          Tom C. Thomas                  5,044,695               64,923
          Ronald A. Meyer                5,046,932               62,686
          Daniel W. Mayer                5,046,932               62,686


Item 6.    Exhibits and Reports on Form 8-K

     a.    Exhibits

           None

     b.    Reports on Form 8-K

           There were no reports on Form 8-K filed for the quarter ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MOCON, INC.
                                        Registrant






Date: August 13, 2001                   /s/ Robert L. Demorest
                                        -----------------------------------
                                        Robert L. Demorest,
                                        Chairman, President and Chief
                                        Executive Officer






Date: August 13, 2001                   /s/ Dane D. Anderson
                                        -----------------------------------
                                        Dane D. Anderson,
                                        Vice President, Treasurer and Chief
                                        Financial Officer