Form 10-Q
period 2001-09-30
MOCON INC
filed 2001-11-14
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarter Ended September 30, 2001

                                       or

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

YES _X_ NO ___



5,460,312 Common Shares were outstanding as of September 30, 2001

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                    For the Quarter Ended September 30, 2001


                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      September 30, 2001 and December 31, 2000                              1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months and nine months ended September 30, 2001 and 2000        2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Nine months ended September 30, 2001 and 2000                         3


    Notes to Condensed Consolidated Financial Statements (Unaudited)       4-6


  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               7-10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk       11


PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                   MOCON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
ASSETS                                                  2001            2000
                                                    ------------    ------------
  Current assets:
    Cash and temporary cash investments             $  2,999,748    $    641,942
    Marketable securities, current                     3,242,017       4,755,640
    Accounts receivable, net                           2,941,918       2,848,049
    Other receivables                                     63,098         118,807
    Inventories                                        2,028,676       2,127,059
    Prepaid expenses                                     232,258         243,291
    Deferred income taxes                                343,000         343,000
                                                    ------------    ------------
        Total current assets                          11,850,715      11,077,788
                                                    ------------    ------------
  Marketable securities, noncurrent                    2,147,271       4,111,690
                                                    ------------    ------------
  Net property and equipment                           1,474,036       1,198,954
                                                    ------------    ------------
  Other assets:
    Goodwill, net                                        755,804         841,516
    Technology rights and other intangibles, net         995,911       1,055,543
    Other                                                136,927         132,087
                                                    ------------    ------------
        Total other assets                             1,888,642       2,029,146
                                                    ------------    ------------
          TOTAL ASSETS                              $ 17,360,664    $ 18,417,578
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                $    658,874    $    859,103
    Accrued compensation and vacation                    631,206         603,929
    Other accrued expenses                             1,013,430       1,152,258
                                                    ------------    ------------
        Total current liabilities                      2,303,510       2,615,290
                                                    ------------    ------------
  Deferred income taxes                                  170,800         187,000
                                                    ------------    ------------
          TOTAL LIABILITIES                            2,474,310       2,802,290
                                                    ------------    ------------

  Stockholders' equity:
    Common stock - $.10 par value                        546,031         580,943
    Capital in excess of par value                         7,162              --
    Retained earnings                                 14,315,995      15,034,345
    Net unrealized gain on marketable securities          17,166              --
                                                    ------------    ------------
        Total stockholders' equity                    14,886,354      15,615,288
                                                    ------------    ------------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                     $ 17,360,664    $ 18,417,578
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

                                  MOCON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                              --------------------------------    --------------------------------
                                                                     2000                                2000
                                                               As reclassified -                   As reclassified -
                                                   2001           See Note 4           2001           See Note 4
                                              --------------    --------------    --------------    --------------
Sales
  Products                                    $    4,031,649    $    3,636,938    $   11,855,028    $   10,829,370
  Consulting services                                552,941           593,194         1,793,522         1,903,368
                                              --------------    --------------    --------------    --------------
     Total sales                                   4,584,590         4,230,132        13,648,550        12,732,738
                                              --------------    --------------    --------------    --------------

Cost of Sales
  Products                                         1,449,103         1,331,689         4,201,842         3,803,615
  Consulting services                                288,754           280,642           946,918           927,916
                                              --------------    --------------    --------------    --------------
     Total cost of sales                           1,737,857         1,612,331         5,148,760         4,731,531
                                              --------------    --------------    --------------    --------------

Gross profit                                       2,846,733         2,617,801         8,499,790         8,001,207
                                              --------------    --------------    --------------    --------------

Selling, general & administrative expenses         1,397,354         1,256,985         4,233,336         3,948,034

Research & development expenses                      234,383           271,111           758,575           820,882
                                              --------------    --------------    --------------    --------------

                                                   1,631,737         1,528,096         4,991,911         4,768,916
                                              --------------    --------------    --------------    --------------

Operating income                                   1,214,996         1,089,705         3,507,879         3,232,291

Investment income                                     99,337           125,860           337,689           342,619
                                              --------------    --------------    --------------    --------------

Income before income taxes                         1,314,333         1,215,565         3,845,568         3,574,910

Income taxes                                         434,000           389,000         1,244,000         1,144,000
                                              --------------    --------------    --------------    --------------

Net income                                    $      880,333    $      826,565    $    2,601,568    $    2,430,910
                                              ==============    ==============    ==============    ==============


Net income per common share:
     Basic                                    $         0.16    $         0.14    $         0.47    $         0.40
                                              ==============    ==============    ==============    ==============
     Diluted                                  $         0.16    $         0.14    $         0.46    $         0.40
                                              ==============    ==============    ==============    ==============


Weighted average shares outstanding:
     Basic                                         5,459,867         5,969,722         5,545,361         6,029,000
                                              ==============    ==============    ==============    ==============
     Diluted                                       5,535,547         5,980,296         5,602,767         6,040,393
                                              ==============    ==============    ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months
                                                                     Ended September 30,
                                                               -----------------------------
                                                                   2001             2000
                                                               ------------     ------------
Cash flows from operating activities:
   Net income                                                  $  2,601,568     $  2,430,910
   Total adjustments to reconcile
      net income to net cash provided
      by operating activities                                       312,679         (431,923)
                                                               ------------     ------------

   Net cash provided by operating activities                      2,914,247        1,998,987
                                                               ------------     ------------

Cash flows from investing activities:
   Purchases of marketable securities                            (1,172,670)      (4,064,354)
   Proceeds from sales of marketable securities                   4,667,878        3,995,879
   Purchases of property and equipment                             (652,698)        (552,702)
   Purchases of patents and trademarks                              (25,851)        (408,981)
   Other                                                             (4,135)          (4,719)
                                                               ------------     ------------

   Net cash provided by (used in) investing activities            2,812,524       (1,034,877)
                                                               ------------     ------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                       10,149           30,319
   Purchases and retirement of common stock                      (2,378,473)      (1,187,625)
   Dividends paid                                                (1,003,641)        (966,452)
   Other                                                              3,000               --
                                                               ------------     ------------

   Net cash used in financing activities                         (3,368,965)      (2,123,758)
                                                               ------------     ------------

Net increase (decrease) in cash and
 temporary cash investments                                       2,357,806       (1,159,648)
                                                               ------------     ------------

Cash and temporary cash investments:
   Beginning of period                                              641,942        1,275,838
                                                               ------------     ------------

   End of period                                               $  2,999,748     $    116,190
                                                               ============     ============

Supplemental schedule of noncash investing activities:
   Unrealized holding gain on available-for-sale securities    $     17,166               --

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 have been prepared by the Company, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001, and for all periods presented, have been made. The results of operations for the period ended September 30, 2001 are not necessarily indicative of operating results for the full year.

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


Note 2 - Inventories

Inventories consist of the following:

                               September 30,        December 31,
                                   2001                 2000
                               -------------       -------------
         Finished Products     $     168,256       $     138,505
         Work in Process             601,489             710,351
         Raw Materials             1,258,931           1,278,203
                               -------------       -------------
                               $   2,028,676       $   2,127,059
                               =============       =============


Note 3 - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average common and dilutive potential common stock outstanding during the period.

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three and nine month periods ended September 30, 2001, and 2000:

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                     --------------------------  -------------------------
                                         2001          2000          2001          2000
------------------------------------------------------------------------------------------
Weighted shares of common stock
   outstanding - basic                5,459,867     5,969,722     5,545,361     6,029,000

Weighted shares of common stock
   assumed upon exercise of stock
   options                               75,680        10,574        57,406        11,393
------------------------------------------------------------------------------------------
Weighted shares of common stock
   outstanding - diluted              5,535,547     5,980,296     5,602,767     6,040,393
==========================================================================================


Note 4 - Revenue Recognition

During the quarter ended December 31, 2000, the Company began classifying distributor commission expenses as a reduction in revenue rather than operating expense. This reclassification has been reflected in the Company's historical financial statements, and has no effect on the Company's net earnings. The Company has reclassified distributor commission expenses of $360,629 and $923,080 as a reduction in revenues for the three and nine months ended September 30, 2000, respectively.


Note 5 - Marketable Securities

During the quarter ended March 31, 2001, the Company sold $862,864 of held-to-maturity securities prior to their maturity. As further described in
Note 6, the held-to-maturity securities were sold to reacquire shares from the Company's former CEO. As a result of the sale of these securities before their maturity, the Company is required to reclassify all securities as available-for-sale. Available-for-sale securities are recorded at fair value and at September 30, 2001, resulted in a net unrealized gain of $17,166 within stockholders' equity.


Note 6 - Stock Repurchase

In February of 2001, the Company's Board of Directors authorized the repurchase of up to $2.5 million of the Company's common stock. Pursuant to this authorization, the Company has acquired $2,053,469 of common stock of which $2,000,027 was acquired from the Company's former CEO.

Note 7 - Comprehensive Income


                                                 Three Months Ended
                                                    September 30,
                                              ------------------------
                                                  2001         2000
               -------------------------------------------------------
               Net income                      $ 880,333    $ 826,565

               Net unrealized gain on
               marketable securities              17,166           --
               -------------------------------------------------------
               Comprehensive income            $ 897,499    $ 826,565
               =======================================================


Note 8 - Subsequent Event

On October 24, 2001 the Company acquired Questar Baseline Industries, Inc. (Baseline) of Lyons, Colorado, for approximately $3.4 million. Baseline offers a full line of advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, and industrial hygiene and safety applications. The acquisition will be accounted for as a purchase combination subject to the provisions of SFAS No. 141. For the nine months ended September 30, 2001, Baseline had sales of approximately $2,794,000 (unaudited).

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


Results of Operations

Sales for the quarter ended September 30, 2001, were $4,584,590, up 8 percent from third quarter 2000 sales of $4,230,132. The increase in third quarter sales is primarily the result of an increase in the sales volume of the Company's permeation products, and general price increases, offset somewhat by a decrease in the sales volume of the Company's sample preparation products.

Sales for the nine month period ended September 30, 2001, were $13,648,550, a 7 percent increase from the sales for the first nine months of 2000 of $12,732,738. The 7 percent increase is primarily due to increases in the sales volume of the Company's permeation, weighing, GC analyzer, and headspace analyzer products, and general price increases, offset somewhat by a decrease in the sales volume of the Company's sample preparation and leak detection products.

The Company derives its revenue from product sales and consulting services, consisting of standard laboratory testing services and consulting and analytical services performed for various customers. In the third quarter of 2001, product sales were $4,031,649 and consulting services were $552,941, or 88 and 12 percent, respectively, of the Company's total third quarter 2001 sales. This compares to product sales of $3,636,938 and consulting services of $593,194, or 86 and 14 percent of total sales, in the third quarter of 2000.

For the nine months ended September 30, 2001, product sales were $11,855,028 and consulting services were $1,793,522, or 87 and 13 percent, respectively, of the Company's 2001 year-to-date sales compared to product sales of $10,829,370 and consulting services of $1,903,368, or 85 and 15 percent of total sales for the first nine months of 2000.

Gross profit was 62 percent of sales for the quarter and the nine month period ended September 30, 2001, and 62 percent of sales for the quarter and 63 percent of sales for the nine month period ended September 30, 2000. The gross profit margin was 63 percent of sales in each of the fiscal years ended December 31, 2000, 1999 and 1998, and the Company currently expects the gross profit margin for the year ending December 31, 2001 to be in a range from 60 to 65 percent of sales.

Selling, general and administrative (SG&A) expenses increased approximately $140,000 in the third quarter of 2001 compared to the same quarter last year, due primarily to increases in selling expenses related to the increased sales. SG&A expenses represented 30 percent of sales in the third quarter of 2001 and 2000, and 31 percent of sales for both nine month periods ended September 30, 2001 and 2000.

Research and development (R&D) expenses as a percentage of sales were 5 percent for the three month period ended September 30, 2001, and 6 percent for the same period in 2000. For the nine month periods ended September 30, 2001 and 2000, R&D expenses were 6 percent of sales. R&D expenses have been somewhat lower in 2001 due in part to an SBIR grant awarded by the National Science Foundation. Continued R&D expenditures are necessary as the Company develops new products and technologies to expand in its niche markets. For the foreseeable future, the Company expects to spend on an annual basis approximately 5 to 7 percent of sales on R&D.

Investment income decreased approximately $27,000 in the third quarter of 2001 as compared to the third quarter of 2000. For the nine months ended September 30, 2001, investment income decreased approximately $5,000. The decreases are primarily the result of lower cash balances in 2001.

The Company's provision for income taxes was 33 percent of income before income taxes for the three month period and 32 percent for the nine month period ending September 30, 2001, compared to 32 percent for the same periods in 2000. The Company reviews the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, the Company expects the effective tax rate for all of 2001 to be in a range of 32 to 35 percent.

Net income increased 7 percent to $880,333 for the third quarter of 2001, compared to $826,565 for the third quarter of 2000. Basic and diluted net income per share was 16 cents for the third quarter of 2001, compared to 14 cents for the same period in 2000. For the nine months ended September 30, 2001, net income increased 7 percent to $2,601,568 compared to $2,430,910 for the nine months ended September 30, 2000. Basic net income per share was 47 cents and diluted net income per share was 46 cents for the nine month period ended September 30, 2001. Both basic and diluted net income per share were 40 cents for the nine month period ended September 30, 2000.


Liquidity and Capital Resources

The Company continues to maintain a strong financial position. Total cash, temporary cash investments and marketable securities decreased approximately $1,120,000 during the nine months ended September 30, 2001. The Company used cash resources to pay dividends of approximately $1,004,000, and to repurchase shares of the Company's common stock during the period totaling approximately $2,378,000. Depending upon market conditions, the Company may continue to repurchase shares of its common stock on the open market at prices not exceeding the market price.

The Company has no long-term debt or material commitments for capital expenditures as of September 30, 2001. The Company's plant and equipment do not require major expenditures to accommodate a significant increase in operating demands. The Company anticipates that a combination of its existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital equipment expenditures and dividend payments in the foreseeable future.


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

As of September 30, 2001, the Company has unamortized goodwill in the amount of approximately $756,000 and unamortized identifiable intangible assets related to acquisitions in the amount of approximately $744,000, both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $123,000 and $86,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company is evaluating SFAS No. 144 to determine the impact on its financial condition and results of operations.

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

                                   MOCON, INC.


PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

    a.     Exhibits

           None

    b.     Reports on Form 8-K

           There were no reports on Form 8-K filed for the quarter ended September 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MOCON, INC.
                                        Registrant





Date: November 13, 2001                 /s/ Robert L. Demorest
                                        Robert L. Demorest,
                                        Chairman, President and Chief Executive
                                        Officer





Date: November 13, 2001                 /s/ Dane D. Anderson
                                        Dane D. Anderson,
                                        Vice President, Treasurer and Chief
                                        Financial Officer