Form 10-K
period 2001-12-31
MOCON INC
filed 2002-04-01
CIK 67279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________ .

                           COMMISSION FILE NO.: 0-9273

                             ---------------------

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

                          COMMON STOCK, $0.10 PAR VALUE

                             ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         As of March 14, 2002, 5,480,649 shares of Common Stock of the registrant were deemed outstanding, and the aggregate market value of the Common Stock of the registrant (based upon the average of the high and low sales prices of the Common Stock at that date as reported by the Nasdaq National Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $48,605,116.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders to be held May 21, 2002.

                                     PART I

This Annual Report on Form 10-K includes certain statements that are deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report, other than statements of historical facts, are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond our control. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "believes," "anticipates," "estimates," "continues," "projects," "potential," or "plan" or the negative of these or other similar terms. We caution you that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

ITEM 1.  BUSINESS

         MOCON, Inc. designs, manufactures, markets, and services products and provides consulting services primarily in the measurement and analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and chemical compounds as well as products that prepare samples of various substances for laboratory analysis.

         Our principal business strategy is to employ our product development and technological capabilities, manufacturing processes, and marketing skills in market niches where we can successfully penetrate the market and then strive to become a leader in the market segment. Our management team continually emphasizes product innovation, product performance, quality improvements, cost reductions and other value-adding activities. Although some of the markets for our products are maturing, we continually seek growth opportunities through technological and product improvement, by acquiring and developing new products, and by acquiring new companies.

         MOCON, Inc. was incorporated in February 1966 and was initially involved in the commercialization of technology developed for the measurement of water vapor permeating through various materials. Prior to 1998, we expanded our business primarily through internally developing new products and technologies, acquiring product lines and technology, and licensing our products and technology. In 1998 and 2001, we supplemented our internal growth by acquiring a total of three companies that have provided us with additional technologies, products and product development expertise.

         In January 1998, we acquired Microanalytics Instrumentation Corp. which is located near Austin, Texas. Microanalytics produces various gas chromatographic (GC) instruments and provides services with an emphasis on multidimensional gas chromatography. A variety of GC specific applications have been developed by Microanalytics personnel, ranging from petroleum and petrochemical purity assay to aroma and off-odor analysis for the food and packaging fields.

         In December 1998, we acquired Lab Connections, Inc. which is located near Boston, Massachusetts. Lab Connections manufactures hardware and software interfaces that allow the components of a particular substance to be identified by spectrometry and spectroscopy after they have been separated through chromatography. Lab Connections' products extend and enhance customers' productivity by allowing for the rapid preparation of samples for laboratory analysis furnishing information regarding the identity, composition and configuration of complex mixtures. Lab Connections' products are used by a variety of customers, including bio-pharmaceutical, polymer and consumer products companies as well as companies that analyze proteins, pharmaceutical compounds, polymers, adhesives and other materials.

         In October 2001, we acquired Questar Baseline Industries, Inc. from Questar InfoComm, Inc., a subsidiary of Questar Corporation. We have subsequently renamed this company "Baseline-MOCON, Inc." (Baseline). Baseline is located near Denver, Colorado. Baseline produces advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, and industrial hygiene and safety applications.

         Our principal executive offices are located at 7500 Boone Avenue North, Minneapolis, Minnesota 55428 and our telephone number is (763) 493-6370.

PRODUCTS AND SERVICES

         We develop, manufacture, market, and service measurement, analytical, monitoring, sample preparation and consulting products used to detect, measure, and analyze gases and chemical compounds.

         PERMEATION PRODUCTS

         Permeation products consist of systems and services that measure the rate at which various gases and vapors are transmitted through various materials. These products perform measurements under precise temperature and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials (including manufacturers of papers, plastics and coatings) and the users of such packaging materials, such as companies in the food, beverage, pharmaceutical and chemical industries.

         We also provide certain laboratory testing services to companies that use our permeation products. These services consist primarily of testing film and package permeation for companies that:

         o have insufficient business to justify the purchase of our products;

         o        are not familiar with such equipment; or

         o have purchased our products but have a need for additional capacity.

         Permeation products accounted for approximately 62%, 63%, and 62% of our consolidated sales in 2001, 2000, and 1999, respectively. Permeation instruments that we currently manufacture include OX-TRAN(R) systems for oxygen transmission rates, PERMATRAN-W(R) systems for water vapor transmission rates, and PERMATRAN-C(TM) systems for carbon dioxide transmission rates.

         WEIGHING PRODUCTS

         We manufacture weighing products that automatically determine the weight of pharmaceutical capsules and tablets and rejects those that are out of acceptable limits. Our VERICAP(R) high-speed capsule weighing system runs at rates up to 2,000 capsules per minute and can be integrated into a capsule production line in pharmaceutical factories. Other weighing systems that we sell are designed for off-line use, and we market these products primarily to the pharmaceutical industry. Weighing products accounted for less than 15% of our consolidated sales in each of 2001, 2000 and 1999. In addition to the VERICAP(R) high-speed capsule weighing systems, we also manufacture the VERITAB(R) high-speed tablet weighing systems and the AB(TM) automatic balance weighing systems for both tablets and capsules.

         CONSULTING AND ANALYTICAL SERVICES

         We provide consulting and analytical services, on a special project basis, for customers that require custom solutions to unique problems. Services that we typically provide relate to:

         o        absorption or diffusion of various compounds;
         o        harsh environment applications;
         o        shelf-life concerns;
         o        flavor or odor detection; or
         o        other special permeation applications.

         In providing consulting and analytical services, we use our most advanced measurement technologies, including proprietary TRANSORPTION(R) technology. The principal market for the consulting and analytical services consists of manufacturers of foods, beverages, pharmaceuticals, plastics, chemicals, electronics, and personal care products.

         HEADSPACE ANALYZER PRODUCTS

         Our headspace analyzers are used to analyze the amount of oxygen and carbon dioxide present in the headspace of flexible and rigid packages. Some analyzers measure the oxygen and carbon dioxide content in flushing gases used in modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. The headspace analyzer products that we currently manufacture include the PAC CHECK(TM) series of headspace analyzers and the GSA(TM) series of on-line gas stream analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.

         SAMPLE PREPARATION PRODUCTS

         We design, manufacture, market, and service products used in sample preparation. These products consist of hardware and software interfaces that allow the components of a particular substance to be identified by spectroscopy after they have been separated through chromatography. The most time-consuming part of chemical analysis is sample preparation and any product that reduces total sample preparation time is of benefit to companies who analyze chemical compounds. Our products provide fully automatic sample collection from various Liquid Chromatographs and Gel Permeation Chromatographs in a form suitable for immediate examination by Fourier transform infra-red spectroscopy ("FTIR") and/or matrix assisted laser desorption ionization mass spectrometry ("MALDI-MS"). The principal market for these products is laboratories that analyze proteins, polymeric compounds and adhesives. The sample preparation products that we currently manufacture are the LC-Transform(R) for interfacing to FTIR and the LC-Transform for interfacing to MALDI-MS.

         GAS CHROMATOGRAPHY ANALYZER PRODUCTS

         We integrate gas chromatography components that we purchase from third parties with GCs purchased from third parties to form multidimensional GC analyzer systems. The multidimensional GC analyzers that are formed through the integration of gas chromatography components with GCs represent state of the art technology in gas chromatographic separations and are used in identifying compounds causing off-odors in various products, in identifying critical aroma compounds, and in high purity analysis of single component matrixes. The GC analyzer products that we currently manufacture are the AROMATRAX(TM) systems for odor and aroma analysis and profiling, the PURI-TRAX(TM) systems consisting of a vinyl chloride monomer purity analysis system and a system for measuring trace levels of oxygenated hydrocarbons in a variety of hydrocarbon products and process streams such as liquefied petroleum gases, and the VAPO-JECT(TM) automated vaporizing injector system for permanent and liquefied petroleum gases. The principal markets for our GC analyzer products consist of food, beverage, petroleum, chemical and petrochemical manufacturers.

         LEAK DETECTION PRODUCTS

         The leak detection products that we manufacture detect leaks in sterile medical trays, pouches, blister packs and a wide range of other packages. We currently manufacture two types of leak detection instruments. The first type of instrument is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The principal market for these products are packagers of sterile medical items, pharmaceuticals, and food products.

         GAS ANALYZER PRODUCTS

         The company sells its gas analyzer products in two categories. Its permanent gas analyzers and systems are installed in fixed locations at the monitoring sites and generally perform their functions continually or at regular intervals. Its portable gas analyzers are hand-held, compact and are used on occasions requiring mobile equipment. The gas analyzer products are for use in
(1) industrial hygiene (detection of hazardous gases in the workplace), (2) hydrocarbon gas analysis for oil and gas exploration, and gas pipeline monitoring, (3) contaminant detection in the manufacture of specialty gases, and
(4) environmental monitoring (tracking the release of, or the presence of, toxic substances).

COMPETITION

         We have several competitors in both foreign and domestic markets for all of our products and services. The principal competitive factors for our products and services are:

         o        product performance;
         o        product reliability;
         o        product support; and
         o        price.

         We compete with a variety of competitors in each market in which we sell our products. Some of our competitors have greater assets and resources than we do, and some are smaller than we.

MANUFACTURING AND SUPPLIES

         We manufacture products at four locations in the United States. Our manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, calibration, and validation of systems. Certain components that we use in our products are currently purchased from single source suppliers. An interruption of one of these sources could result in delays in our production while we locate an alternative supplier, which in turn could result in a loss of sales and income. There are other single source components for which we have determined that other sources are readily available. To date, we have experienced no significant production delays because of a supplier's inability to ship an acceptable component.

MARKET RISK MANAGEMENT

         Substantially all of our marketable securities are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. However, virtually all of the marketable securities that we purchase mature within three years. Accordingly, we believe that the market risk associated with the holding of these financial instruments is minimal.

         We currently sell our products and services in United States dollars and therefore have minimal foreign currency exchange risk.

BACKLOG

         As of December 31, 2001, our total backlog was $1,146,245 for all of our products as compared to $1,958,567 and $1,870,131 as of December 31, 2000 and 1999, respectively. We anticipate filling the entire current backlog in 2002.

PATENTS AND LICENSES

         We believe that the protection afforded us by our patent rights is important to our business and we will continue to seek patent protection for our technology and products. We require certain employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 37 U.S. patents and 26 international patents. In addition, we hold license rights under four U.S. patents subject to royalty payments. These patents and licenses will expire during the period from 2005 through 2018.

         We own or have applied for certain trademarks which protect and identify our products. Among the trademarks we own is MOCON(R), which we have designated as a house trademark under which all our products manufactured at our headquarters are sold. In addition, we hold the following trademarks and servicemarks: VERICAP(R), OX-TRAN(R), PERMATRAN-W(R), PROFILER(R), COULOX(R), HERSCH(R), VERITAB(R), AROMATRAN(R), SKYE(R), PAC CHECK 200(R), LC-Transform(R), TRANSORPTION(R), 1-TIME(R), AROMATRAX(R), PAC GUARD(R), and OPTIPERM(R). Our trademarks and servicemarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended in accordance with applicable law.

RESEARCH AND DEVELOPMENT

         We incurred expenses of $1,042,961, $1,126,564 and $1,234,204 during the fiscal years ended December 31, 2001, 2000 and 1999, respectively, for research and development of our products. Research and development costs were approximately 5% of sales for the fiscal year ended December 31, 2001 and approximately 7% of sales for the fiscal years ended December 31, 2000 and 1999. For the foreseeable future, we expect to spend, on an annual basis, approximately 4% to 7% of our sales on research and development.

WORKING CAPITAL PRACTICES

         We strive to maintain a level of inventory that is appropriate given our projected sales. Our standard domestic payment terms are net 30 days. International sales are, in some cases, transacted pursuant to letters of credit.

FOREIGN AND DOMESTIC MARKETING

         We market our products and services throughout the United States and foreign markets. We sell the majority of our products in the United States and Canada through our sales force directly to end-users. Most of our sales in foreign markets are conducted through a network of independent representatives. To our knowledge, none of our independent sales representatives sells a material amount of product manufactured by any of our competitors.

         We make almost all of our foreign sales in U.S. dollars and consequently do not hedge against exchange rate fluctuations. Nonetheless, should the value of the dollar rise relative to other currencies, our sales abroad could be negatively impacted. Additionally, it is possible that changes to foreign tariff, trade or tax policies or foreign economic conditions could negatively affect our sales and earnings in the future.

         For information concerning our export sales by geographic area, see
Note 9 of the Notes to Consolidated Financial Statements contained on page F-17. No single customer accounted for 10% or more of our consolidated revenues in any of the fiscal years ended December 31, 2001, 2000 and 1999, and we do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance. One of our independent representatives accounted for approximately 10%, 16%, and 15% of sales in 2001, 2000, and 1999, respectively. Another independent representative accounted for approximately 14%, 9%, and 6% of sales in 2001, 2000, and 1999, respectively. For additional information concerning sales by such independent representatives, see Note 9 of the Notes to Consolidated Financial Statements contained on page F-17. Our business is not seasonal in nature.

EMPLOYEES

         As of December 31, 2001, we had 110 full-time employees. Included in this total are approximately 18 scientists and engineers who research and develop potential new products. To protect our proprietary information, we have confidentiality and non-compete agreements with those of our employees who have access to sensitive information. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

ITEM 2.  PROPERTIES

         We lease an aggregate of 61,100 square feet of office, engineering, laboratory, and production space in Minnesota, Massachusetts, and Texas. We believe that all of our facilities are generally adequate for their present operations and that suitable space is readily available if any of our leases are not extended.

         Our headquarters and operations occupy approximately 47,200 square feet of space in Minneapolis, Minnesota. This space is leased until June 2010.

         Microanalytics' operations occupy approximately 8,600 square feet of space in the metropolitan area of Austin, Texas. This space is leased until June 2004.

         Lab Connections' operations occupy approximately 5,300 square feet of space near Boston, Massachusetts. This space is leased until July 2004.

         In addition to our leased facilities described above, we own a building within forty miles of Denver, Colorado that consists of approximately 9,300 square feet of office and production space in which Baseline conducts its operations. We also own the land, consisting of approximately two acres, on which this building sits.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF MOCON

         Our executive officers, their ages, the year first elected or appointed as an executive officer and the offices held, as of March 14, 2002, are as follows:

                                                                                                             Executive
                                                                                                              Officer
                Name                    Age                           Title (1)                                Since
------------------------------------- -------- --------------------------------------------------------- ------------------
Robert L. Demorest (2)                 56      President and Chief Executive Officer,                          1985
                                               Chairman of the Board
Daniel W. Mayer                        51      Executive Vice President                                        1988
Dane D. Anderson (3)                   40      Vice President and Chief Financial Officer,                     2000
                                               Treasurer and Secretary
Douglas J. Lindemann (4)               44      Vice President and General Manager                              2001
Ronald A. Meyer (5)                    51      Vice President                                                  1985


----------

(1) All executive officers have been employed in the capacity set forth for at least five years unless otherwise indicated.

(2) Mr. Robert L. Demorest has been our President, Chief Executive Officer, and Chairman of the Board since April 2000. Prior to that time, Mr. Demorest had been our President for more than five years.

(3) Mr. Dane D. Anderson has been our Chief Financial Officer, Vice President, Treasurer and Secretary since January 2001. Mr. Anderson had been our Chief Financial Officer, Treasurer and Secretary since August 2000, and was our acting Vice President - Finance and Administration, Treasurer and Secretary from May 2000 to August 2000. From July 1996 to May 2000, Mr. Anderson had been one of our Business Managers.

(4) Mr. Douglas J. Lindemann has been a Vice President and General Manager for us since January 2001. From July 2000 to December 2000 Mr. Lindemann served as a General Manager for us. Prior to that time Mr. Lindemann had been one of our Business Managers since 1995.

(5) Mr. Ronald A. Meyer has been a Vice President for us for more than five years. From 1995 to April 2000, Mr. Meyer also served as our Chief Financial Officer, Treasurer and Secretary.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         As of March 14, 2002, there were 431 record holders of our common stock. Our common stock trades on the Nasdaq Stock Market(sm) under the symbol MOCO. The following table sets forth, for the fiscal periods indicated, the high and low quotations for our common stock as reported by the Nasdaq National Market System.

                                                  2001                                            2000
                                                  ----                                            ----
Quarter                             Low           High        Dividend               Low          High        Dividend
-------                             ---           ----        --------               ---          ----        --------
1st Quarter..................         $6.13        $7.31       $.060                  $5.06        $7.69       $.055
2nd Quarter..................         $5.85        $7.70       $.060                  $5.00        $6.00       $.055
3rd Quarter..................         $6.40        $9.40       $.060                  $5.19        $7.00       $.055
4th Quarter..................         $7.00       $10.10       $.060                  $5.50        $6.88       $.060



ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Years Ended December 31,
                                               ----------------------------------------------------------------------------
                                                    2001           2000           1999            1998           1997
                                                    ----           ----           ----            ----           ----
                                                                (in thousands, except per share data)
                                               ----------------------------------------------------------------------------
OPERATIONS DATA:
Sales (1)...................................     $19,261         $17,319         $17,001         $14,624        $16,390
Net income..................................     $ 3,421         $ 3,270         $ 2,899         $ 2,328        $ 3,728
Net income per share:
         Basic..............................     $   .62         $   .55         $   .46         $   .37        $   .58
         Diluted............................     $   .61         $   .55         $   .46         $   .36        $   .57
Dividends declared per share................     $   .24         $  .225         $   .20         $   .20        $   .18


                                                                           As of December 31,
                                               ----------------------------------------------------------------------------
                                                    2001           2000           1999            1998           1997
                                                    ----           ----           ----            ----           ----
                                                                             (in thousands)
                                               ----------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets................................     $18,958        $18,418          $18,204         $17,675        $17,404
Long-term liabilities.......................     $   320        $   187          $   112         $    98        $     2



(1) As described in Note 1(k) to our financial statements on page F-8, shipping and handling costs billed to customers have been reclassified from cost of sales to an increase in sales. The amounts of these reclassifications were $186,127, $160,939, $163,543, $190,543 and $216,986 in 2001, 2000, 1999, 1998 and 1997, respectively. These reclassifications had no impact on net income.

         Our acquisitions of Baseline-MOCON, Inc. in 2001 and of Lab Connections, Inc. and Microanalytics Instrumentation Corp. in 1998 affect the comparability of the information in the table above. The results of these subsidiaries have been included from the effective dates of purchase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

         On January 28, 1998 we acquired Microanalytics Instrumentation Corp. of metro Austin, Texas and on December 7, 1998 we acquired Lab Connections, Inc. of metro Boston, Massachusetts. In October 2001, we acquired Questar Baseline Industries, Inc. from Questar InfoComm, Inc., a subsidiary of Questar Corporation, which we subsequently renamed "Baseline-MOCON, Inc." (Baseline). Baseline is located near Denver, Colorado. The acquisitions were recorded using the purchase method of accounting and, accordingly, their results of operations have been included since the acquisition dates. Sales increased 11% in 2001 compared to 2000, while net income increased 5% for the same period. Our financial position as of December 31, 2001 reflects an increase in working capital of $1,210,141 to $9,672,639, compared to $8,462,498 at December 31,
2000. Diluted earnings per share were $0.61 in 2001, $0.55 in 2000, and $0.46 in 1999.

RESULTS OF OPERATIONS

         Net sales were $19,261,334 in 2001, compared to $17,319,165 in 2000 and
$17,001,475 in 1999. The increase in sales from 2000 to 2001 was due primarily to increases in the foreign sales volume of our permeation products, domestic and foreign sales volume of our weighing products, and the addition of Baseline effective October 2001, offset by mostly domestic decreases in the sales volume of our sample preparation products and consulting and analytical services products. In 2001, international sales increased 17% to $8,303,688 and domestic sales increased 7% to $10,957,646. International sales were 43% of total sales in 2001, compared to $7,067,386, or 41% of sales in 2000, and $6,202,822, or 36%
of total sales in 1999. We use a network of independent representatives to market and service our products in foreign countries. The increase in the foreign sales volume of our permeation products was primarily due to increased sales to Japan, which we believe was the result of extraordinary selling efforts by our Japanese representative in 2001. We believe that the decrease in domestic sales of our sample preparation products was the combined result of a slowing domestic economy in 2001 and the change to a new domestic independent sales representative organization in 2001, which proved to be unsuccessful. We are currently in the process of signing up multiple independent representatives to sell our sample preparation products domestically. Several of these representatives have been successful in selling these products for us in the past. The increase in sales from 1999 to 2000 was due primarily to increases in the sales volume of our permeation, leak detection, sample preparation, and consulting and analytical services products, offset by decreases in the sales volume of the Company's gauging and weighing products.

         Total sales of our permeation products increased in 2001 due mostly to expanded penetration in foreign markets. We have also introduced lower priced, less precise permeation products in recent years in an effort to increase sales volume, particularly in less developed international markets. We are positioning our permeation products to address applications outside the traditional measurement of barrier packages and materials. Products have been introduced to analyze high transmitting materials such as fresh salad bags, surgical gowns and diaper linings. Permeation products accounted for approximately 62%, 63%, and 62% of our consolidated sales in 2001, 2000, and 1999, respectively.

         Weighing product sales increased in 2001 due to increased sales of both our VERICAP and AB weighing systems. Weighing products decreased in 2000 due to declining sales of the VERICAP high-speed capsule weighing and sorting system. Weighing products accounted for approximately 9%, 7% and 10% of the Company's consolidated sales in 2001, 2000, and 1999, respectively.

         We believe that sample preparation product sales decreased in 2001 due to the factors mentioned above. Sales of these products increased in 2000 versus 1999 due to increased market penetration.

         The majority of consulting and analytical services sales are to domestic customers. We believe that the primary cause for the decrease in these sales between 2000 and 2001 was the slowdown in the domestic economy in 2001, which resulted in a reduced demand for our advanced testing services. Consulting and analytical services increased in 2000 over 1999 as our expertise in the areas of advance material analysis and specialty permeation testing expanded.

         Sales of headspace analyzer and leak detection products remained generally consistent in 2001 compared to 2000 and 1999.

         Baseline, acquired effective October 1, 2001, manufactures our gas analyzer products. Their sales for the period from October 1, 2001 through December 31, 2001, totaling $1,348,101, are included in our total 2001 consolidated sales.

         Our gross profit margin was 60%, 62% and 63% in each of the fiscal years ended December 31, 2001, 2000 and 1999, which is in line with our historical averages. The 2001 gross profit margin percentage was lower due in part to fair value assigned to acquired inventory associated with the acquisition of Baseline. We anticipate a somewhat lower gross margin percentage in 2002 due to Baseline's overall gross margin percentage being lower than our historical averages.

         Selling, general and administrative ("SG&A") expenses were $5,814,588 in 2001 or 30% of sales, compared to $5,329,514, or 31% of sales in 2000, and $5,474,447, or 32% of sales in 1999. The increase in SG&A expenses from 2000 to 2001 is primarily due to an increase in travel, marketing and other expenses associated with the increase in sales, including fourth quarter Baseline sales and marketing expenses, offset somewhat by a decrease in legal expenses in 2001 versus 2000 for legal fees incurred in the prior year to protect confidential information of the Company. The related matter was settled in 2000. The decrease in SG&A expenses from 1999 to 2000 is primarily due to a decrease in general and administrative expenses associated with the retirement of the Company's former Chief Executive Officer.

         Research and development expenses amounted to $1,042,961, or 5% of sales in 2001, compared to $1,126,564, or 7% of sales in 2000, and $1,234,204, or 7% of revenue in 1999. For the foreseeable future, we expect to allocate on an annual basis approximately 4% to 7% of sales to research and development.

         Investment income decreased to $435,928 in 2001 from $468,176 in 2000. The decrease in 2001 is primarily due to lower average investment balances offset by higher average investment yields during 2001. The increase in investment income during 2000 versus 1999 was primarily due to a higher average yield on investments, partially offset by lower average investment balances during 2000.

         The Company's provision for income taxes was 32.5% of income before income taxes in 2001 and 32.0% and 33.5% of pretax income in 2000 and 1999, respectively. Based on current operating conditions and income tax laws, we expect the tax rate for 2002 to be in the range of 32% to 35%.

         Net income was $3,420,668 in 2001 compared to $3,270,272 in 2000, and $2,899,167 in 1999. Diluted net income per share was $.61 per share in 2001 compared to $.55 per share in 2000, and $.46 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash, temporary cash investments and marketable securities decreased $4,574,355 during 2001 to $4,934,917. In addition to funding our operations, we used our cash resources to purchase Baseline for approximately $3,600,000, to pay dividends totaling $1,328,663, and to repurchase shares of the Company's common stock during the period totaling $2,378,473. Depending upon market conditions and subject to approval of the board of directors, we may continue to repurchase shares of our common stock on the open market at prices not exceeding the market price.

         Cash flow from operations has historically been sufficient to meet our liquidity requirements, capital expenditures and research and development costs. Cash flow from operations totaled $3,603,690, $3,435,594 and $3,783,269 in 2001,
2000 and 1999, respectively.

         We have no long-term debt and no material commitments for capital expenditures as of December 31, 2001. Our plant and equipment does not require any major expenditures to accommodate a significant increase in operating demands. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

         We adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS No. 137), which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value beginning with the first quarter of fiscal 2001. The adoption of SFAS No. 133 did not impact our financial condition or results of operations.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

         We adopted the provisions of Statement 141 on July 1, 2001, and Statement 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 have not been amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized prior to the adoption of Statement 142.

         Statement 141 requires, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         As of December 31, 2001, we have unamortized goodwill in the amount of $1,346,795 and unamortized identifiable intangible assets related to acquisitions in the amount of $958,169, both of which are subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $114,282 and $123,381 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. We are evaluating SFAS No. 144 to determine the impact on our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES

         Our estimates related to certain assets and liabilities are an integral part of the consolidated financial statements. These estimates are considered critical to the consolidated financial statements because they require subjective and complex judgments.

         Allowance for doubtful accounts - This reserve is for accounts receivable balances that are potentially uncollectible. The reserve is based on
(1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs. The analysis would include the age of the receivable, the financial condition of a customer or industry, and general economic conditions. Management believes the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.

         Inventory reserves - This reserve is for shrinkage, slow moving, and obsolete inventory. The reserve is based on an analysis of inventory trends. Our analysis includes inventory levels, physical inventory counts, cycle count adjustments, the nature of the finished product and its inherent risk of obsolescence, the gross margin of the product, and the on-hand quantities relative to the sales history of that finished product. We believe that the results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions.

         Recoverability of Long-Lived Assets - We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies and/or changes in the economic environment in which we operate may result in future impairment charges.

CERTAIN IMPORTANT FACTORS

         IF WE EXPERIENCE ANY INCREASE IN THE COST OF RAW MATERIALS OR SUPPLIES, WE MAY EXPERIENCE A DECREASE IN PROFIT MARGINS.

         In the past, the overall cost of the materials that we purchase has not risen much more than the rate of inflation, although the price of some of the components that we purchase has increased in the past several years due in part to our purchasing less of such components. Certain other material and labor costs have increased, but we believe that such increases are approximately consistent with overall inflation rates. We believe that the price of our products and the prices of our competitors' products is a significant factor affecting our customers' buying decisions and consequently, we may not be able to pass along any cost increases in the form of price increases or sustain profit margins that we have achieved in prior years.

         THE MARKETS IN WHICH WE OPERATE HAVE EXPERIENCED MINIMAL GROWTH IN RECENT YEARS, AND OUR ABILITY TO INCREASE OUR REVENUES WILL DEPEND IN PART ON OUR ABILITY TO DEVELOP NEW PRODUCTS, DEVELOP NEW APPLICATIONS FOR OUR EXISTING PRODUCTS AND TO ACQUIRE COMPLEMENTARY BUSINESSES AND PRODUCT LINES.

         The analytical and measurement instrument markets in which we operate have not shown significant growth in recent years. Although we have identified a number of strategies that we believe will allow us to grow our business and increase our sales, including developing new products and technologies, developing new applications for our technologies, acquiring complementary businesses and product lines, and strengthening our sales force, we can not assure you that we will be able to successfully implement these strategies, or that these strategies will result in the growth of our business or an increase in sales.

         IF WE ACQUIRE BUSINESSES IN THE FUTURE, WE MAY EXPERIENCE A DECREASE IN OUR PROFIT MARGINS AND OUR NET INCOME.

         One of our growth strategies is to supplement our internal growth with the acquisition of businesses and technologies that complement or augment our existing products. Some of the businesses that we previously acquired have produced net operating losses or low levels of profitability. Businesses that we may acquire in the future may be marginally profitable or unprofitable. We will likely have to successfully change the operations of any companies that we acquire in the future and improve the market penetration of such companies in order to achieve the level of profitability that we desire. In addition, acquisitions that we believe will be beneficial to our business and financial results are difficult to identify and complete for a number of reasons, including the competition among prospective buyers. We may not be able to complete acquisitions in the future and any acquisitions that we do complete may have an adverse effect on our financial performance and liquidity. It may be necessary for us to raise additional funds either through public or private financing in order to finance any future acquisitions. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and may dilute the ownership of our existing shareholders.

         WE FACE RISKS OF TECHNOLOGICAL CHANGES THAT MAY RENDER OUR PRODUCTS OBSOLETE.

         The markets for our products and services are characterized by rapid and significant technological change and evolving industry standards. As a result of such changes and evolving standards, our products may become noncompetitive or obsolete and we may have to develop new products in order to maintain or increase our revenues. New product introductions that are responsive to these factors require significant planning, design, development and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop new products. In addition, industry acceptance of new technologies that we may develop may be slow to develop due to, among other things, existing regulations or standards written specifically for older technologies and general unfamiliarity of users with new technologies. As a result, any new products that we may develop may not generate any meaningful revenues or profits for us for a number of years, if at all.

         ANY REDUCTION IN THE LEVEL OF CAPITAL EXPENDITURES BY OUR CUSTOMERS COULD NEGATIVELY IMPACT OUR SALES.

         Our customers include pharmaceutical, food, medical, and chemical companies, laboratories, government agencies, and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. The recent slowdown in the U.S. economy has resulted in certain customers decreasing the amount of their capital expenditures. Any decrease in capital spending by any of these customer groups could have a material adverse effect on our business and results of operations.

         A SIGNIFICANT PORTION OF OUR SALES ARE GENERATED FROM FOREIGN COUNTRIES AND SELLING IN FOREIGN COUNTRIES ENTAILS A NUMBER OF RISKS WHICH COULD RESULT IN A DECREASE IN OUR SALES OR AN INCREASE IN OUR OPERATING EXPENSES.

         Sales outside the United States accounted for approximately 43% of our revenues in 2001 and for approximately 41% and 36% of our revenues in 2000 and 1999. We expect that international sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following:

         o        agreements may be difficult to enforce;

         o        receivables  may difficult to collect;

         o        foreign customers may have longer payment cycles;

         o the countries into which we sell may impose tariffs or adopt other restrictions on foreign trade;

         o        fluctuations in exchange rates may affect product demand; and

         o export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce.

         If any of these risks were to materialize, our sales into foreign countries could decline, or our operating expenses could increase, which would adversely affect our financial results.

         SOME OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO, WHICH MAY PROVIDE OUR COMPETITORS WITH AN ADVANTAGE IN THE DEVELOPMENT AND MARKETING OF NEW PRODUCTS.

         We currently encounter, and expect to continue to encounter, competition in the sale of our products. We believe that the principal competitive factors affecting the market for our products include product quality and performance, price, reliability and customer service.

         Our competitors include large multinational corporations. Some of our competitors have substantially greater financial, marketing, and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development and our ability to discover new technologies may be insufficient to enable us to compete effectively with our competitors.

         OUR RELIANCE UPON PATENTS, DOMESTIC TRADEMARK LAWS AND CONTRACTUAL PROVISIONS TO PROTECT OUR PROPRIETARY RIGHTS MAY NOT BE SUFFICIENT TO PROTECT OUR INTELLECTUAL PROPERTY FROM OTHERS WHO MAY SELL SIMILAR PRODUCTS.

         We hold patents relating to various aspects of our products and believe that proprietary technical know-how is critical to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We can not be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Our competitors may initiate litigation to challenge the validity of our patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents or if we initiate any proceedings to protect our proprietary rights and if the outcome of any such litigation is unfavorable to us, our business and results of operations could be materially adversely affected. There may also be pending or issued patents held by parties not affiliated with us that relate to our products or technologies and we may need to acquire licenses to any such patents to continue selling some or all of our products. If we had to obtain any such license in order to be able to continue to sell some or all of our products, we may not be able to do so on terms that were favorable to us, if at all.

         In addition, we rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached and we may not have adequate remedies for any such breach. Even if these confidentiality agreements are not breached, our trade secrets may otherwise become known or be independently developed by competitors.

         THE MARKET PRICE OF OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND WILL LIKELY CONTINUE TO DO SO IN THE FUTURE AND ANY BROAD MARKET FLUCTUATIONS MAY MATERIALLY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         The market price of our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

         o        announcements of new products by us or our competitors;

         o        quarterly fluctuations in our financial results;

         o        customer contract awards;

         o        developments in regulation; and

         o general economic and political conditions in the various markets where our products are sold.

         In addition, the stock prices of instrumentation companies have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Substantially all of our marketable securities are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. However, all of our marketable securities mature within three years. Accordingly, we believe that the market risk arising from our holding of these financial instruments is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and Independent Auditors' Report are included on pages F-1 to F-18 of this Form 10-K and are incorporated herein by reference.

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                      (in thousands, except per share data)

------------------------- --------------------------------------------------------------------------------------------
                                                                    Quarter
                                   1st                    2nd                     3rd                    4th
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
2001
Net Sales                 $         4,539        $         4,619         $         4,624        $       5,479
Gross Profit              $         2,780        $         2,873         $         2,847        $       2,990
Net Income                $           844        $           877         $           881        $         819
Net Income
  Per Share
     Basic                $          0.15        $          0.16         $          0.16        $        0.15
     Diluted              $          0.15        $          0.16         $          0.16        $        0.15


2000
Net Sales                 $         4,292        $         4,291         $         4,267        $       4,469
Gross Profit              $         2,665        $         2,719         $         2,618        $       2,795
Net Income                $           794        $           810         $           827        $         839
Net Income
  Per Share
     Basic                $          0.13        $          0.13         $          0.14        $        0.14
     Diluted              $          0.13        $          0.13         $          0.14        $        0.14



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MOCON

         (a)      DIRECTORS

         The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in MOCON's 2002 Proxy Statement is incorporated herein by reference. The information concerning our executive officers is included in this Annual Report under Item 4A, "Executive Officers of MOCON."

         (b)      COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in MOCON's 2002 Proxy Statement is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

         The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in MOCON's 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in MOCON's 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Election of Directors -- Other Information About Nominees" in MOCON's 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.       FINANCIAL STATEMENTS:

         The following Consolidated Financial Statements of MOCON and its subsidiaries are included herein:

                                                                            Page
         Independent Auditors' Report....................................... F-1
         Consolidated Balance Sheets as of December 31, 2001 and 2000....... F-2
         Consolidated Statements of Income for the years ended
         December 31, 2001, 2000 and 1999................................... F-3
         Consolidated Statements of Stockholders' Equity and Comprehensive
         Income for the years ended December 31, 2001, 2000 and 1999........ F-4
         Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999................................... F-5
         Notes to Consolidated Financial Statements......................... F-6

                  2.       FINANCIAL STATEMENT SCHEDULES:

         The following financial statement schedules are included herein and should be read in conjunction with the financial statements referred to above:

         Independent Auditors' Report on Financial Statement Schedule

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

     The Board of Directors and Stockholders
     MOCON, Inc.:


     Under date of February 21, 2002, we reported on the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in this annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG LLP


Minneapolis, Minnesota
February 21, 2002

         Financial Statement Schedule:

                  II - Valuation and Qualifying Accounts

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                                   SCHEDULE II

                          MOCON, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                                Balance at   Charged to                      Balance
                                                beginning     costs and       Deductions     at end
                 Description                     of year      expenses            (1)        of year
------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
   allowance for doubtful accounts                 $159,000        49,000(2)         8,000    200,000
------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
   allowance for doubtful accounts                 $166,000             0            7,000    159,000
------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
   allowance for doubtful accounts                 $159,000        12,000            5,000    166,000
------------------------------------------------------------------------------------------------------

(1) Bad debts written off.


Year ended December 31, 2001
   allowance for inventory obsolescence            $156,000       403,000(2)        48,000    511,000
------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
   allowance for inventory obsolescence            $183,000       187,000          214,000    156,000
------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
   allowance for inventory obsolescence            $185,000        66,000           68,000    183,000
------------------------------------------------------------------------------------------------------

(1) Inventory written off.


Year ended December 31, 2001
   allowance for product warranties                $272,000       336,000(2)       357,000    251,000
------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
   allowance for product warranties                $284,000       318,000          330,000    272,000
------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
   allowance for product warranties                $251,000       336,000          303,000    284,000
------------------------------------------------------------------------------------------------------


(1) Expenses written off.

(2) Includes adjustment for acquisition.

                  3.       EXHIBITS

         The exhibits to this Report are listed in the Exhibit Index.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 22, 2002, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn.: Shareholder Information.

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

         F. Form of Executive Severance Agreement (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9273))

         (b)      REPORTS ON FORM 8-K

         We filed a Form 8-K on November 6, 2001 to report the acquisition of Baseline-MOCON, Inc.

         (c)      EXHIBITS

         The exhibits to this Annual Report on Form 10-K are listed in the
Exhibit Index.

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

Date:  March 29, 2002    MOCON, INC.

                         By: /s/  Robert L. Demorest
                             -----------------------
                               Robert L. Demorest, President, Chief
                               Executive Officer and  Chairman of the Board
                              (principal executive officer)

                         By: /s/  Dane D. Anderson
                             ---------------------
                               Dane D. Anderson, Vice President, Chief
                               Financial Officer, Treasurer and Secretary
                               (principal financial and accounting officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 29, 2002.

         Signature and Title

         /s/  Robert L. Demorest
         -----------------------------------------------------------------------
         Robert L. Demorest, President, Chief Executive Officer and Director

         /s/  Dean B. Chenoweth
         -----------------------------------------------------------------------
         Dean B. Chenoweth, Director

         /s/  J. Leonard Frame
         -----------------------------------------------------------------------
         J. Leonard Frame, Director

         /s/  Daniel W. Mayer
         -----------------------------------------------------------------------
         Daniel W. Mayer, Executive Vice President and Director

         /s/  Ronald A. Meyer
         -----------------------------------------------------------------------
         Ronald A. Meyer, Vice President and Director

         /s/  Richard A. Proulx
         -----------------------------------------------------------------------
         Richard A. Proulx, Director

         /s/  Paul L. Sjoquist
         -----------------------------------------------------------------------
         Paul L. Sjoquist, Director

         /s/  Tom C. Thomas
         -----------------------------------------------------------------------
         Tom C. Thomas, Director

                          MOCON, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

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

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                               F-6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
MOCON, Inc. and subsidiaries:


We have audited the accompanying consolidated balance sheets of MOCON, Inc. (the Company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.




                                  /s/ KPMG LLP



Minneapolis, Minnesota
February 21, 2002

                          MOCON, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000




                                          ASSETS                                                2001           2000
                                                                                            -----------     -----------
Current assets:
   Cash and temporary cash investments                                                      $ 1,030,596         641,942
   Marketable securities, current                                                             3,168,858       4,755,640
   Trade accounts receivable, less allowance for doubtful
     accounts of $200,000 in 2001 and $159,000 in 2000                                        4,271,430       2,848,049
   Other receivables                                                                             30,527         118,807
   Inventories                                                                                3,662,043       2,127,059
   Prepaid expenses                                                                             250,319         243,291
   Deferred income taxes                                                                        429,399         343,000
                                                                                            -----------     -----------

          Total current assets                                                               12,843,172      11,077,788
                                                                                            -----------     -----------

Marketable securities, noncurrent                                                               735,463       4,111,690
Property, plant, and equipment, net                                                           2,263,505       1,198,954

Other assets:
   Software development costs, net of accumulated amortization of $4,414                        422,660              --
   Goodwill, net of accumulated amortization of $359,867 in 2001 and $245,585 in 2000         1,346,795         841,516
   Technology rights and other intangibles, net of accumulated amortization of $423,094
     in 2001 and $281,186 in 2000                                                             1,207,794       1,055,543

   Other                                                                                        138,719         132,087
                                                                                            -----------     -----------

          Total other assets                                                                  3,115,968       2,029,146
                                                                                            -----------     -----------

                                                                                            $18,958,108      18,417,578
                                                                                            ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                         $ 1,301,097         859,103
   Accrued compensation and vacation                                                            773,906         603,929
   Other accrued expenses                                                                       321,651         288,749
   Accrued product warranties                                                                   251,318         271,702
   Accrued income taxes                                                                         194,037         242,891
   Dividends payable                                                                            328,524         348,916
                                                                                            -----------     -----------

          Total current liabilities                                                           3,170,533       2,615,290
                                                                                            -----------     -----------

Deferred income taxes                                                                           319,603         187,000
                                                                                            -----------     -----------

          Total liabilities                                                                   3,490,136       2,802,290
                                                                                            -----------     -----------

Stockholders' equity:
   Capital stock - undesignated--authorized 3,000,000 shares                                         --              --
   Common stock - $.10 par value; authorized 22,000,000 shares;
     issued and outstanding 5,476,453 shares in 2001 and
     5,809,431 shares in 2000                                                                   547,645         580,943
   Capital in excess of par value                                                               105,057              --
   Retained earnings                                                                         14,806,169      15,034,345
   Accumulated other comprehensive income                                                         9,101              --
                                                                                            -----------     -----------

          Total stockholders' equity                                                         15,467,972      15,615,288

Commitments and contingencies (note 5)
                                                                                            -----------     -----------

                                                                                            $18,958,108      18,417,578
                                                                                            ===========     ===========


See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 2001, 2000, and 1999




                                                      2001            2000            1999
                                                  -----------     -----------     -----------
Sales
    Products                                      $16,934,902      14,845,148      14,916,521
    Consulting services                             2,326,432       2,474,017       2,084,954
                                                  -----------     -----------     -----------

             Total sales                           19,261,334      17,319,165      17,001,475
                                                  -----------     -----------     -----------

Cost of sales
    Products                                        6,516,224       5,269,118       5,382,430
    Consulting services                             1,254,821       1,252,873         970,041
                                                  -----------     -----------     -----------

             Total cost of sales                    7,771,045       6,521,991       6,352,471
                                                  -----------     -----------     -----------

             Gross profit                          11,490,289      10,797,174      10,649,004

Selling, general, and administrative expenses       5,814,588       5,329,514       5,474,447

Research and development expenses                   1,042,961       1,126,564       1,234,204
                                                  -----------     -----------     -----------

             Operating income                       4,632,740       4,341,096       3,940,353

Investment income                                     435,928         468,176         418,814
                                                  -----------     -----------     -----------

             Income before income taxes             5,068,668       4,809,272       4,359,167

Income taxes                                        1,648,000       1,539,000       1,460,000
                                                  -----------     -----------     -----------

             Net income                           $ 3,420,668       3,270,272       2,899,167
                                                  ===========     ===========     ===========

Net income per common share:
    Basic                                         $       .62             .55             .46
                                                  ===========     ===========     ===========

    Diluted                                       $       .61             .55             .46
                                                  ===========     ===========     ===========

Weighted average shares outstanding:
    Basic                                         $ 5,526,139       5,980,467       6,250,254
                                                  ===========     ===========     ===========

    Diluted                                       $ 5,609,079       5,995,353       6,268,358
                                                  ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2001, 2000, and 1999




                                              COMMON STOCK                                        ACCUMULATED
                                       -------------------------      CAPITAL IN                     OTHER
                                         NUMBER                       EXCESS OF      RETAINED     COMPREHENSIVE
                                        OF SHARES       AMOUNT        PAR VALUE      EARNINGS        INCOME        TOTAL
                                       -----------    -----------    -----------    -----------    -----------   -----------
Balance, December 31, 1998               6,287,960    $   628,796        934,031     13,543,242             --    15,106,069

   Stock options exercised                  48,300          4,830        217,926             --             --       222,756
   Purchase and retirement
     of common stock                      (263,163)       (26,316)    (1,151,957)      (548,569)            --    (1,726,842)
   Dividends declared
     ($.20 per share)                           --             --             --     (1,246,172)            --    (1,246,172)
   Net income and comprehensive
     income                                     --             --             --      2,899,167             --     2,899,167
                                       -----------    -----------    -----------    -----------    -----------   -----------

Balance, December 31, 1999               6,073,097        607,310             --     14,647,668             --    15,254,978

   Stock options exercised                  16,223          1,622         71,871             --             --        73,493
   Purchase and retirement
     of common stock                      (279,889)       (27,989)       (71,871)    (1,553,475)            --    (1,653,335)
   Dividends declared
     ($.225 per share)                          --             --             --     (1,330,120)            --    (1,330,120)
   Net income and comprehensive
     income                                     --             --             --      3,270,272             --     3,270,272
                                       -----------    -----------    -----------    -----------    -----------   -----------

Balance, December 31, 2000               5,809,431        580,943             --     15,034,345             --    15,615,288

   Stock options exercised                  29,425          2,942        169,496             --             --       172,438
   Purchase and retirement
     of common stock                      (362,403)       (36,240)       (64,439)    (2,337,574)            --    (2,438,253)
   Dividends declared
     ($.24 per share)                           --             --             --     (1,311,270)            --    (1,311,270)

   Net income                                   --             --             --      3,420,668             --     3,420,668

   Adjustment for unrealized gain on
     marketable equity securities               --             --             --             --          9,101         9,101
                                                                                                                 -----------

   Comprehensive income                                                                                            3,429,769

                                       -----------    -----------    -----------    -----------    -----------   -----------
Balance, December 31, 2001               5,476,453    $   547,645        105,057     14,806,169          9,101    15,467,972
                                       ===========    ===========    ===========    ===========    ===========   ===========


See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000, and 1999




                                                                                           2001          2000           1999
                                                                                       -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                                          $ 3,420,668      3,270,272      2,899,167
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss on disposition of long-term assets                                                   331         56,635         38,698
     Depreciation and amortization                                                         798,859        730,231        611,596
     Deferred income taxes                                                                  17,000         77,000        (49,000)
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Trade accounts receivable                                                          (826,753)      (350,199)      (373,790)
       Other receivables                                                                    88,280         20,674        (12,377)
       Inventories                                                                         (44,074)       (22,471)       217,599
       Prepaid expenses                                                                     30,146        (81,704)        74,071
       Accounts payable                                                                    133,044          6,073         51,494
       Accrued compensation and vacation                                                    77,828        (71,410)       234,643
       Other accrued expenses                                                              (38,150)       (26,240)        36,849
       Accrued product warranties                                                          (50,384)       (12,025)        32,869
       Accrued income taxes                                                                 (3,105)      (161,242)        21,450
                                                                                       -----------    -----------    -----------

             Net cash provided by operating activities                                   3,603,690      3,435,594      3,783,269
                                                                                       -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of marketable securities                                                   (1,211,734)    (5,324,204)    (6,379,304)
   Proceeds from sales of marketable securities at maturity                              6,183,844      5,063,669      5,794,760
   Cash paid in acquisitions, net of cash acquired                                      (3,606,234)            --             --
   Purchases of property and equipment                                                    (515,549)      (540,097)      (475,250)
   Proceeds from sale of property and equipment                                                705         18,686         18,308
   Purchases of software                                                                  (427,074)            --             --
   Purchases of patents and trademarks                                                     (34,884)      (414,629)       (50,169)
   Other                                                                                    (6,632)        (6,188)        (6,361)
                                                                                       -----------    -----------    -----------

             Net cash provided by (used in) investing activities                           382,442     (1,202,763)    (1,098,016)
                                                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                                             109,658         40,368         14,630
   Purchase and retirement of common stock                                              (2,378,473)    (1,620,804)    (1,524,021)
   Dividends paid                                                                       (1,328,663)    (1,286,291)    (1,252,440)
                                                                                       -----------    -----------    -----------

             Net cash used in financing activities                                      (3,597,478)    (2,866,727)    (2,761,831)
                                                                                       -----------    -----------    -----------

             Net increase (decrease) in cash and temporary cash investments                388,654       (633,896)       (76,578)

Cash and temporary cash investments:
   Beginning of year                                                                       641,942      1,275,838      1,352,416
                                                                                       -----------    -----------    -----------

   End of year                                                                         $ 1,030,596        641,942      1,275,838
                                                                                       ===========    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for income taxes                                          $ 1,677,736      1,623,242      1,487,550
                                                                                       ===========    ===========    ===========

Supplemental schedule of noncash investing and financing activities:
   Noncash purchase and retirement of common stock                                     $    59,780         32,531        202,821
   Noncash exercise of stock options                                                        62,780         33,125        208,126
   Dividends accrued                                                                       328,524        348,916        305,680
                                                                                       ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       MOCON, Inc. (the Company) operates in a single industry segment: the development, manufacturing, and marketing of measurement, analytical, monitoring, sample preparation, and consulting products used to detect, measure, and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical, and other industries throughout the world. The following is a summary of the significant accounting policies used in the preparation of the Company's consolidated financial statements.

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

       (c)    MARKETABLE SECURITIES

              Marketable securities at December 31, 2001 consist of United States government obligations, municipal bonds, and certificates of deposit. The Company classifies its debt and marketable equity securities as available-for-sale.

              Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized.

              A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

              Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of securities sold.

              During fiscal year 2001, the Company sold held-to-maturity securities prior to their maturity. As a result of the sale of these securities before their maturity, the Company is required to reclassify all securities as available-for-sale. Available-for-sale securities are recorded at fair value and resulted in a net unrealized gain of $9,101 within stockholders' equity. Realized gains and losses are recorded based on the specific identification method.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

       (d)    INVENTORIES

              Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO), and market represents the lower of replacement cost or estimated net realizable value.

       (e)    PROPERTY, PLANT  AND EQUIPMENT

              Property, plant and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred and significant renewals and betterments are capitalized.

       (f)    INTANGIBLE ASSETS

              Intangible assets are carried at cost less accumulated amortization and consist of goodwill, technology rights, software development costs, patents, and trademarks. Goodwill represents the excess of the purchase price over the fair value of assets acquired. Costs incurred in connection with applications for new patents are deferred until a final determination, with respect to the application, is made by appropriate regulatory agencies. Costs of patents abandoned are charged to income in the period of abandonment. Technology rights and software development costs are amortized on a straight-line basis over 3 to 10 years. Patent costs are amortized over the lesser of 17 years or their estimated useful lives using the straight-line method. Trademarks are amortized over five years.

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

       (h)    USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect the results of operations or financial condition of the Company include the estimation of doubtful accounts receivable and inventory obsolescence.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

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

              In 2001, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. The Company has historically classified shipping and handling costs billed to customers as an offset in cost of sales, with the related expenses being recorded in cost of sales. Effective with the adoption of EITF 00-10, $186,000, $161,000 and $164,000 of shipping and handling costs billed to customers were reclassified from cost of sales to revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

       (l)    ADVERTISING COSTS

              The Company incurs advertising costs associated with trade shows, print advertising, and brochures. Such costs are charged to expense as incurred. Advertising expense was $302,000, $211,000, and $192,000, in 2001, 2000, and 1999, respectively.

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

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

              employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

       (o)    RECLASSIFICATIONS

              Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

       (p)    NEW ACCOUNTING PRONOUNCEMENTS

              The Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS No. 137), which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value beginning with the first quarter of fiscal 2001. The adoption of SFAS No. 133 did not impact the Company's financial condition or results of operations.

              In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

              The Company adopted the provisions of Statement No. 141 on July 1, 2001 and Statement No. 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 have not been amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized prior to the adoption of Statement No. 142.

              Statement No. 141 requires, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999


              As of December 31, 2001, the Company has unamortized goodwill in the amount of approximately $1,347,000 and unamortized identifiable intangible assets related to acquisitions in the amount of approximately $958,000, both of which are subject to the transition provisions of Statement Nos. 141 and 142. Amortization expense related to goodwill was approximately $114,000 and $123,000 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

(2)    MARKETABLE SECURITIES

       The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 2001 and 2000 were as follows:

                                                                       2001
                                           -------------------------------------------------------------
                                                                GROSS           GROSS
                                                              UNREALIZED      UNREALIZED
                                            AMORTIZED          HOLDING         HOLDING          FAIR
                                               COST             GAINS           LOSSES          VALUE
                                           -------------   --------------  --------------  -------------
Available for sale:
    Municipal bonds                      $    1,085,799          9,101              --        1,094,900
    Other securities                          2,809,421             --              --        2,809,421
                                           -------------   --------------  --------------  -------------

                                         $    3,895,220          9,101              --        3,904,321
                                           =============   ==============  ==============  =============


                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                                                                        2000
                                           -------------------------------------------------------------
                                                              GROSS            GROSS
                                                            UNREALIZED      UNREALIZED
                                            AMORTIZED        HOLDING          HOLDING          FAIR
                                               COST           GAINS           LOSSES          VALUE
                                           -------------   --------------  --------------  -------------
Held-to-maturity:
    Municipal bonds                      $    5,266,204         18,271          (4,179)       5,280,296
    Other securities                          3,601,126        132,578            (392)       3,733,312
                                           -------------   --------------  --------------  -------------

                                         $    8,867,330        150,849          (4,571)       9,013,608
                                           =============   ==============  ==============  =============


       Other securities consist primarily of U.S. government obligations and marketable certificates of deposit. For the year ended December 31, 2001, 2000 and 1999, gross realized gains were $18,753, $0, and $0, respectively. For the year ended December 31, 2001, 2000 and 1999, gross realized losses were $1,253, $0, and $0, respectively.

       Maturities of investment securities classified as available-for-sale and held-to-maturity were as follows at December 31, 2001 and 2000:


                                                               2001                           2000
                                                   -----------------------------  ------------------------------
                                                    AMORTIZED          FAIR         AMORTIZED         FAIR
                                                       COST           VALUE           COST            VALUE
                                                   -------------   -------------  --------------  --------------
Available-for-sale:
    Due within one year                          $    3,160,430       3,168,858              --              --
    Due after one through five years                    734,790         735,463              --              --
                                                   -------------   -------------  --------------  --------------

                                                 $    3,895,220       3,904,321              --              --
                                                   =============   =============  ==============  ==============

Held-to-maturity:
    Due within one year                          $           --              --       4,755,640       4,768,435
    Due after one through five years                         --              --       4,111,690       4,245,173
                                                   -------------   -------------  --------------  --------------

                                                 $           --              --       8,867,330       9,013,608
                                                   =============   =============  ==============  ==============



                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

(3)    INVENTORIES

       The major components of inventories are as follows:


                                                         2001           2000
                                                    -------------  -------------

Finished products                                 $      338,852        138,505
Work-in-process                                        1,316,881        710,351
Raw materials                                          2,006,310      1,278,203
                                                    -------------  -------------

                                                  $    3,662,043      2,127,059
                                                    =============  =============


(4)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consist of the following:

                                                                                       ESTIMATED
                                                        2001            2000         USEFUL LIVES
                                                    --------------  --------------  ----------------
Land                                              $       200,000              --                --
Buildings                                                 445,833              --          27 years
Machinery and equipment                                 3,197,277       2,678,703     3 to 10 years
Office equipment                                          651,960         548,957     2 to 15 years
Leasehold improvements                                    654,526         462,591      1 to 5 years
Vehicles                                                  168,759          99,146      3 to 5 years
                                                    --------------  --------------

             Total property, plant, and
               equipment                                5,318,355       3,789,397

Less: Accumulated depreciation                         (3,054,850)     (2,590,443)
                                                    --------------  --------------

             Net property, plant, and
               equipment                          $     2,263,505       1,198,954
                                                    ==============  ==============




       Depreciation and amortization of property, plant and equipment charged to earnings was $525,254, $468,613, and $418,083 for the years ended December 31, 2001, 2000, and 1999, respectively.

(5)    COMMITMENTS AND CONTINGENCIES

       (a)    LEASES

              The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through June 2010 and require the Company to pay operating costs, including real estate taxes.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

              Rental expense, including charges for operating costs, was as follows:


                           2001            2000            1999
                       ------------    ------------    ------------

                     $     429,329         410,303         389,143
                       ============    ============    ============



              The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2001:

                   YEAR ENDING
                   DECEMBER 31
                -------------------

                    2002                                       $      327,000
                    2003                                              332,901
                    2004                                              297,402
                    2005                                              253,743
                    2006                                              259,644
                    Later years                                       932,358
                                                                 -------------

                                                               $    2,403,048
                                                                 =============


       (b)    EXECUTIVE SEVERANCE AGREEMENTS

              The Company has entered into severance agreements with four executives that require payment of two times their annual salary if they are terminated within 24 months after a change of control occurs or upon the occurrence of other events as described in the agreements.

(6)    INCOME TAXES

       The provision for income taxes consists of the following:



                                                            2001            2000            1999
                                                       --------------  --------------  --------------
Current tax expense:
    Federal                                          $     1,410,000       1,246,000       1,311,000
    State                                                    221,000         216,000         198,000
                                                       --------------  --------------  --------------

             Total current expense                         1,631,000       1,462,000       1,509,000

Deferred                                                      17,000          77,000         (49,000)
                                                       --------------  --------------  --------------

             Provision for income taxes              $     1,648,000       1,539,000       1,460,000
                                                       ==============  ==============  ==============


                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

       The effective income tax rate varies from the federal statutory tax rate for the following reasons:


                                                                      PERCENTAGE OF PRETAX INCOME
                                                                      FOR YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                   2001           2000           1999
                                                                -----------    -----------    -----------
Tax at statutory federal income tax rate                          34.0 %         34.0 %          34.0 %
Increases (reductions) in taxes resulting from:
    State income taxes, net of federal benefit                     2.9            3.0             2.9
    Tax-exempt earnings of FSC                                    (2.9)          (2.3)           (2.4)
    Tax-exempt investment earnings                                (0.8)          (1.9)           (2.3)
    Other                                                         (0.7)          (0.8)            1.3
                                                                -----------    -----------    -----------

             Effective income tax rate                            32.5 %         32.0 %          33.5 %
                                                                ===========    ===========    ===========




       The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                            2001             2000
                                                                        -------------    -------------
Deferred tax assets:
    Allowance for doubtful accounts not
      currently deductible                                            $       72,000           57,000
    Inventory costs not currently deductible                                  17,000           39,000
    Inventory reserves                                                       161,000           78,000
    Warranty reserves                                                         85,000           98,000
    Other accruals                                                           113,000           71,000
    Other intangibles                                                             --           47,000
                                                                        -------------    -------------

             Total deferred tax assets                                       448,000          390,000
                                                                        -------------    -------------

Deferred tax liabilities:
    Technology rights                                                       (151,000)        (173,000)
    Excess of book over tax depreciation                                     (78,000)         (61,000)
    Other intangibles                                                       (109,000)              --
                                                                        -------------    -------------

             Total deferred tax liabilities                                 (338,000)        (234,000)
                                                                        -------------    -------------

             Net deferred tax asset                                   $      110,000          156,000
                                                                        =============    =============



       The Company has determined that establishing a valuation allowance for the deferred tax assets is not required since it is more likely than not that the deferred tax assets will be realized through future taxable income.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999


(7)    STOCKHOLDERS' EQUITY

       From time to time, the Company's Board of Directors authorizes the repurchase of common stock. In February of 2001, the Company's Board of Directors authorized the repurchase of up to $2.5 million of the Company's common stock. Pursuant to this authorization, the Company has acquired $2,053,469 of common stock of which $2,000,027 was acquired from the Company's former CEO.

       As of December 31, 2001, the Company has reserved 2,788 shares of common stock for options that are still available for grant under the Company's stock option plans, and 539,795 shares for options that have been granted but have not yet been exercised.

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

                                                        2001             2000              1999
                                                    -------------    -------------     -------------
Net earnings -- as reported                        $    3,420,668        3,270,272         2,899,167
Net earnings -- pro forma                               3,133,517        3,066,627         2,818,972
Earnings per share -- as reported:
    Basic                                                     .62              .55               .46
    Diluted                                                   .61              .55               .46
Earnings per share -- pro forma:
    Basic                                                     .57              .51               .45
    Diluted                                                   .56              .51               .45


                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

       The pro forma amounts may not be representative of the effects on reported net earnings for future years. The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999:

                                           2001          2000          1999
                                        ------------  ------------  ------------

Dividend yield                                3.10%         3.30%         2.50%
Expected volatility                             44%           53%           44%
Risk-free interest rate                        4.6%          6.2%          5.5%
Expected lives                            8.0 years     7.9 years     7.0 years

       Information regarding the Company's stock option plans for 2001, 2000, and 1999 is as follows:

                                                                                     WEIGHTED-
                                                                                     AVERAGE
                                                                                     EXERCISE
                                                                    SHARES            PRICE
                                                                  ------------    ---------------
Options outstanding, December 31, 1998                                302,288   $       6.42

    Granted                                                             5,000           5.69
    Exercised                                                         (48,300)          4.61
    Canceled or expired                                               (30,095)          6.09
                                                                  ------------    ---------------

Options outstanding, December 31, 1999                                228,893           6.83

    Granted                                                           197,000           5.87
    Exercised                                                         (16,223)          4.53
    Canceled or expired                                               (28,655)          6.29
                                                                  ------------    ---------------

Options outstanding, December 31, 2000                                381,015           6.47

    Granted                                                           216,750           6.94
    Exercised                                                         (29,425)          5.86
    Canceled or expired                                               (28,545)          5.81
                                                                  ------------    ---------------

Options outstanding, December 31, 2001                                539,795   $       6.73
                                                                  ============    ===============

                                                              2001         2000         1999
                                                           -----------  -----------  ------------
Weighted-average fair value of options,
    granted during the year                              $       2.68         2.67          2.23

Weighted-average exercise price of
    options, exercisable at end of year                  $       6.73         6.66          6.77

Options exercisable                                           332,333      221,440       143,221


                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

(8)    INCOME PER COMMON SHARE

       The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the years ended December 31, 2001, 2000, and 1999:

                                                              2001           2000           1999
                                                         -------------  -------------  -------------
Weighted shares of common stock
    outstanding -- basic                                     5,526,139      5,980,467      6,250,254

Weighted shares of common stock
    assumed upon exercise of stock options                      82,940         14,886         18,104
                                                         -------------  -------------  -------------

Weighted shares of common stock
    outstanding -- diluted                                   5,609,079      5,995,353      6,268,358
                                                         =============  =============  =============


       The following represents securities outstanding at December 31, 2001, 2000, and 1999, which have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive:

                                        2001          2000         1999
                                     ----------   -----------  -----------

       Options                          59,780        94,620      107,335

(9)    SALES

       Export sales were $8,303,688, $7,067,386, and $6,202,822, in 2001, 2000, and 1999, respectively. Of the export sales, $1,855,840, $3,182,898, and $2,766,956, in 2001, 2000, and 1999, respectively, were to customers in Western Europe. Sales to customers in Japan were $3,282,264, $1,833,964, and $1,442,925, for 2001, 2000, and 1999, respectively. The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 10%, 16%, and 15%, of sales in 2001, 2000, and 1999, respectively. Another independent representative accounted for approximately 14%, 9%, and 6%, of sales in 2001, 2000, and 1999, respectively.

(10)   SAVINGS AND RETIREMENT PLAN

       The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company's contributions to this plan in 2001, 2000, and 1999 were $53,412, $47,895, and $40,626, respectively.

(11)   ACQUISITION

       Effective October 1, 2001, the Company acquired Baseline-MOCON, Inc. (Baseline) of Lyons, Colorado, a manufacturer of gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, and industrial hygiene and safety applications. This acquisition increases the number of gas chromatography markets served by the Company and is expected to reduce costs through economies of scale. The acquisition, valued at approximately $3.6 million, was recorded using the

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999



       purchase method of accounting and, accordingly, the acquired operations of Baseline have been included in the results of operations since the date of acquisition. The purchase price has been allocated to the net assets acquired based on estimated fair market values at the date of acquisition. The assets that comprise the $268,000 of other intangibles include: trademarks of $3,000, customer list of $30,000, backlog valuation of $15,000, product designs and drawings of $50,000, product manuals and marketing materials of $40,000, computer software of $80,000 and proprietary processes of $50,000. The cost of acquired intangible assets will be amortized on a straight-line basis typically over periods of 2 to 5 years. The estimated fair values of assets and liabilities acquired in the acquisition are summarized as follows:

                                                               TOTAL
                                                         ----------------

       Cash                                              $         3,397
       Net current assets                                      2,124,712
       Property, plant and equipment                           1,077,417
       Goodwill                                                  619,561
       Other intangibles                                         268,000
       Other assets                                                2,150
       Current liabilities                                      (468,151)
       Long-term liabilities                                     (17,455)
                                                           --------------

                                                         $     3,609,631
                                                         ================

       The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Baseline had occurred as of the beginning of fiscal 2000. Pro forma adjustments consist primarily of realization of other intangible amortization:


                                                   2001            2000
                                              ---------------  --------------

Net sales                                   $     22,055,156      22,392,429
Net income                                         3,270,669       3,422,911

Net income per common share:
    Basic                                               0.59            0.57
    Diluted                                             0.58            0.57

                                   MOCON, INC.

                        Exhibit Index to Annual Report On
                                    Form 10-K
                     For Fiscal Year Ended December 31, 2001


   Item                                                                                                   Method of
    No.                                                Item                                                Filing
------------       -----------------------------------------------------------------------------       ----------------

3.1                Restated Articles of Incorporation of the Company                                         (1)

3.2                Amendment to Restated  Articles of Incorporation  of the Company,  effective
                   May 27, 1987                                                                              (2)

3.3                Amendment to Restated  Articles of Incorporation  of the Company,  effective
                   June 28, 1991                                                                             (3)

3.4                Amendment to Restated  Articles of Incorporation  of the Company,  effective
                   May 21, 1998                                                                             (11)

3.5                Amendment to Restated  Articles of Incorporation  of the Company,  effective
                   May 26, 1999                                                                             (13)

3.6                Third Restated Bylaws of the Company                                                      (4)

10.1               Office/Warehouse Lease, dated July 29, 1994                                               (5)

10.2               Office/Warehouse Lease Extension, dated June 6, 1997                                      (8)

10.3               Office/Warehouse Lease, dated November 17, 1999                                          (13)

10.4               1990 Non-Employee Director Stock Option Plan                                              (3)

10.5               1992 Stock Option Plan                                                                    (6)

10.6               1998 Stock Option Plan                                                                    (9)

10.7               Compensation  Committee resolutions setting forth the Incentive Compensation
                   Plan                                                                                     (12)

10.8               Paired Profit Sharing Plan effective July 1, 1996                                         (7)





10.9               Agency and Service  Agreement,  dated  January 1, 1987,  between the Company
                   and MoCon FSC, Inc.                                                                       (4)

10.10              Foreign  Sales  Corporation  Suppliers  Agreement,  dated  March  28,  1985,
                   between the Company and MoCon FSC, Inc.                                                   (4)

10.11              Agreement and Plan of Merger,  dated  November 20, 1998, by and among Modern
                   Controls, Inc., MOCON Acquisition Corporation and Lab Connections, Inc.                  (10)

10.12              Form of Executive Severance Agreement                                                    (14)

10.13              Stock Purchase  Agreement  dated October 24, 2001 by and among MOCON,  Inc.,
                   Questar InfoComm, Inc. and Questar Corporation                                           (15)

21.1               Subsidiaries of the Company                                                              (16)

23.1               Independent Auditors' Consent                                                            (16)



----------------

(1) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1984 (File No. 0-9273).

(2) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-9273).

(3) Incorporated by reference to our Registration Statement on Form S-8 (File No. 33-42255).

(4) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 0-9273).

(5) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-9273).

(6) Incorporated by reference to our Registration Statement on Form S-8 (File No. 33-49752).

(7) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-9273).

(8) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-9273).

(9) Incorporated by reference to our Registration Statement on Form S-8 (File No. 33-58789).

(10) Incorporated by reference to our Report on Form 8-K filed on December 21, 1998 (File No. 0-9273)

(11) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-9273).

(12) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9273).

(13) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-9273).

(14) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9273).

(15) Incorporated by reference to our Report on Form 8-K filed on November 6, 2001 (File No. 0-9273).

(16)          Filed herewith.