Form 10-Q
period 2002-03-31
MOCON INC
filed 2002-05-13
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2002
                                       or

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

YES _X_  NO ___



5,481,249 Common Shares were outstanding as of March 31, 2002

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                      For the Quarter Ended March 31, 2002


                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION


  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
      March 31, 2002 and December 31, 2001                                  1


    Condensed Consolidated Statements of Income (Unaudited)
      Three months ended March 31, 2002 and 2001                            2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months ended March 31, 2002 and 2001                            3


    Notes to Condensed Consolidated Financial Statements (Unaudited)       4-5


  Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                              6-8


  Item 3. Quantitative and Qualitative Disclosures About Market Risk        9



PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                                 10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                   MOCON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               March 31,     December 31,
                                                                 2002            2001
                                                             ------------    ------------
ASSETS
  Current assets:
    Cash and temporary cash investments                      $  1,401,012    $  1,030,596
    Marketable securities, current                              2,701,075       3,168,858
    Accounts receivable, net                                    3,937,686       4,271,430
    Other receivables                                              41,275          30,527
    Inventories                                                 3,931,548       3,662,043
    Prepaid expenses                                              221,591         250,319
    Deferred income taxes                                         429,399         429,399
                                                             ------------    ------------
        Total current assets                                   12,663,586      12,843,172
                                                             ------------    ------------
  Marketable securities, noncurrent                               646,379         735,463
                                                             ------------    ------------
  Net property, plant, and equipment                            2,218,627       2,263,505
                                                             ------------    ------------
  Other assets:
    Software development costs, net                               535,479         422,660
    Goodwill, net                                               1,346,795       1,346,795
    Technology rights and other intangibles, net                1,207,651       1,207,794
    Other                                                         140,488         138,719
                                                             ------------    ------------
        Total other assets                                      3,230,413       3,115,968
                                                             ------------    ------------
          TOTAL ASSETS                                       $ 18,759,005    $ 18,958,108
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                         $  1,054,707    $  1,301,097
    Accrued compensation and vacation                             419,291         773,906
    Other accrued expenses                                      1,204,753       1,095,530
                                                             ------------    ------------
        Total current liabilities                               2,678,751       3,170,533

  Deferred income taxes                                           319,603         319,603
                                                             ------------    ------------
          TOTAL LIABILITIES                                     2,998,354       3,490,136
                                                             ------------    ------------
  Stockholders' equity:
    Common stock - $.10 par value                                 548,125         547,645
    Capital in excess of par value                                131,814         105,057
    Retained earnings                                          15,075,354      14,806,169
    Accumulated other comprehensive income                          5,358           9,101
                                                             ------------    ------------
        Total stockholders' equity                             15,760,651      15,467,972
                                                             ------------    ------------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                              $ 18,759,005    $ 18,958,108
                                                             ============    ============

Note: The condensed consolidated balance sheet at December 31, 2001 has been summarized from the Company's audited consolidated balance sheet at that date.

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                           2002            2001
                                                       ------------    ------------
Sales
  Products                                             $  4,387,612    $  3,958,735
  Consulting services                                       441,066         580,415
                                                       ------------    ------------
     Total sales                                          4,828,678       4,539,150
                                                       ------------    ------------

Cost of sales
  Products                                                1,962,039       1,388,439
  Consulting services                                       270,970         370,532
                                                       ------------    ------------
     Total cost of sales                                  2,233,009       1,758,971
                                                       ------------    ------------

Gross profit                                              2,595,669       2,780,179
                                                       ------------    ------------

Selling, general and administrative expenses              1,470,307       1,420,629

Research and development expenses                           299,156         250,361
                                                       ------------    ------------

                                                          1,769,463       1,670,990

Operating income                                            826,206       1,109,189

Investment income                                            59,630         132,050
                                                       ------------    ------------

Income before income taxes                                  885,836       1,241,239

Income taxes                                                288,000         397,000
                                                       ------------    ------------

Net income                                             $    597,836    $    844,239
                                                       ============    ============


Net income per common share:
     Basic                                             $       0.11    $       0.15
                                                       ============    ============
     Diluted                                           $       0.11    $       0.15
                                                       ============    ============


Weighted average shares outstanding:
     Basic                                                5,478,851       5,717,239
                                                       ============    ============
     Diluted                                              5,633,997       5,764,165
                                                       ============    ============

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months
                                                                      Ended March 31,
                                                               -----------------------------
                                                                   2002             2001
                                                               ------------     ------------
Cash flows from operating activities:
   Net income                                                  $    597,836     $    844,239
   Total adjustments to reconcile
      net income to net cash provided
      by operating activities                                      (201,955)         618,139
                                                               ------------     ------------

   Net cash provided by operating activities                        395,881        1,462,378
                                                               ------------     ------------


Cash flows from investing activities:
   Purchases of marketable securities                               (19,179)      (1,029,716)
   Proceeds from sales of marketable securities                     572,303        2,273,189
   Purchases of property and equipment                             (261,942)        (291,850)
   Other                                                            (15,233)          (3,174)
                                                               ------------     ------------

   Net cash provided by investing activities                        275,949          948,449
                                                               ------------     ------------


Cash flows from financing activities:
   Purchases and retirement of common stock                              --       (2,378,473)
   Dividends paid                                                  (328,650)        (348,566)
   Other                                                             27,236            5,836
                                                               ------------     ------------

   Net cash used in financing activities                           (301,414)      (2,721,203)
                                                               ------------     ------------


Net increase (decrease) in cash and
   temporary cash investments                                       370,416         (310,376)
                                                               ------------     ------------


Cash and temporary cash investments:
   Beginning of period                                            1,030,596          641,942
                                                               ------------     ------------

   End of period                                               $  1,401,012     $    331,566
                                                               ============     ============


Supplemental schedule of noncash investing activities:
   Unrealized holding gain on available-for-sale securities    $      5,358     $     23,464

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of income for the three month periods ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2001 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002, and for all periods presented, have been made. The results of operations for the period ended March 31, 2002 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in our December 31, 2001 annual report to shareholders.


Note 2 - Inventories

Inventories consist of the following:

                                   March 31,     December 31,
                                     2002            2001
                                 ------------    ------------
         Finished Products       $    328,990    $    338,852
         Work in Process            1,415,176       1,316,881
         Raw Materials              2,187,382       2,006,310
                                 ------------    ------------
                                 $  3,931,548    $  3,662,043
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

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three month periods ended March 31, 2002, and 2001:

                                                       Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                       2002          2001
         -------------------------------------------------------------------
         Weighted shares of common stock
            outstanding - basic                     5,478,851     5,717,239
         Weighted shares of common stock
            assumed upon exercise of stock
            options                                   155,146        46,926
         -------------------------------------------------------------------
         Weighted shares of common stock
            outstanding - diluted                   5,633,997     5,764,165
         ===================================================================


Note 4 - Revenue Recognition

In 2001, we adopted the provisions of Emerging Issues Task Force 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. We have historically classified shipping and handling costs billed to customers as an offset in cost of sales, with the related expenses being recorded in cost of sales. Effective with the adoption of EITF 00-10, approximately $55,000 of shipping and handling costs billed to customers were reclassified from cost of sales to revenues for the quarter ended March 31, 2001.


Note 5 - Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized. At March 31, 2002, this resulted in a net unrealized gain of $5,358 within stockholders' equity. Realized gains and losses are recorded based on the specific identification method. For the quarters ended March 31, 2002 and 2001, gross realized gains and losses were $0 and $0, and $1,417 and $1,253, respectively.


Note 6 - Comprehensive Income

                                               Three Months Ended
                                                    March 31,
                                         ----------------------------
                                                2002          2001
            ---------------------------------------------------------
            Net income                      $  597,836    $  844,239
            Net unrealized gain on
            marketable securities                5,358        23,464
            ---------------------------------------------------------
            Comprehensive income            $  603,194    $  867,703
            =========================================================

                                   MOCON, INC.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Form 10-Q includes certain statements that are deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect, believe, or anticipate will or may occur in the future, are forward-looking statements. The forward-looking statements in this filing are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statement because these statements are subject to a number of risks and uncertainties including the risk factors described in our annual report on Form 10-K for the year ended December 31, 2001, including, but not limited to, the factors included in the section entitled "Certain Important Factors." Persons reading this Form 10-Q should carefully review the discussion of all of the risk factors described in such Form 10- K and in our other filings made from time to time with the Securities and Exchange Commission.


Results of Operations

Sales for the quarter ended March 31, 2002, were $4,828,678, up 6% percent from first quarter 2001 sales of $4,539,150. The increase in 2002 sales was primarily the result of Baseline-MOCON, Inc. sales in the first quarter totaling $1,213,106 (Baseline was acquired in the fourth quarter of 2001), and increased domestic sales of our sample preparation products, offset somewhat by decreases in the domestic sales volume of our weighing products, foreign and domestic sales volume of our permeation products, foreign and domestic sales volume of our headspace analyzer products, and domestic decreases in consulting services sales. We believe that the decreases in sales of our permeation, weighing, and headspace analyzer products, and consulting services, were primarily due to the global economic slowdown. The increased sales of our sample preparation products was primarily due to sales in the first quarter of 2002 of a new unit to Waters Corporation of Milford, MA for use in the proteomics, drug discovery and life sciences markets.

Total domestic sales for the quarter ended March 31, 2002, including domestic Baseline sales of $944,516, increased 12% over the first quarter of 2001 to $3,172,697, and total foreign sales, including foreign Baseline sales of $268,590, decreased 3% to $1,655,981. Domestic sales were 66% of total first quarter 2002 sales, compared to $2,834,770, or 62%, of first quarter 2001 sales. Foreign sales were 34% of total first quarter 2002 sales, compared to $1,704,380, or 38%, of first quarter 2001 sales.

We derive our revenue from product sales and consulting services, consisting of standard laboratory testing services and consulting and analytical services performed for various customers. In the first quarter of 2002, product sales were $4,387,612 and consulting services were $441,066, or 91 and 9 percent, respectively, of our total first quarter 2002 sales. This compares to product sales of $3,958,735 and consulting services of $580,415 in the first quarter of 2001, or 87 and 13 percent of total sales, respectively.

Gross profit was 54 percent of sales for the first quarter of 2002 versus 61 percent for the first quarter of 2001. The 7 percent decrease in the gross profit margin percentage was primarily due to the product mix in the first quarter of 2002 including Baseline sales, which on average carry a lower gross margin percentage. We are currently working on increasing Baseline's gross margin percentage in several ways, including increasing prices where appropriate, reducing cost of sales by replacing high cost product components with lower cost items, and introducing new higher margin products.

Selling, general and administrative (SG&A) expenses increased $49,678, or 4 percent, in the first quarter of 2002 compared to the first quarter of 2001. As a percentage of sales, SG&A expenses decreased from 31 percent of sales for the first quarter of 2001 to 30 percent of sales in the first quarter of 2002. The $49,678 total dollar increase is due primarily to an increase in commission and other expenses associated with the increase in sales, including Baseline sales.

Research and development (R&D) expenses increased $48,795, or 19 percent, in the first quarter of 2002 compared to the first quarter of 2001. As a percent of sales, R&D expenses were 6 percent of sales for the first quarter of both 2002 and 2001. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets. For the foreseeable future, we expect to spend on an annual basis approximately 4 to 7 percent of sales on R&D.

Investment income decreased $72,420 in the first quarter of 2002 as compared to the first quarter of 2001. The decrease is the result of lower average investment balances and investment yields in the first quarter of 2002 versus the first quarter of 2001.

Our provision for income taxes was 32.5 and 32.0 percent of income before income taxes for the three- month periods ending March 31, 2002 and 2001, respectively. We review the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, we expect the effective tax rate for all of 2002 to be in a range of 32 to 35 percent.

Net income was $597,836, for the first quarter of 2002, compared to $844,239, for the first quarter of 2001. Diluted net income per share was $.11 for the first quarter of 2002, compared to $.15 for the same period in 2001.


Liquidity and Capital Resources

We continue to maintain a strong financial position. Total cash, temporary cash investments and marketable securities decreased $186,451 during the three months ended March 31, 2002. We used our cash resources to pay dividends of $328,650 during the quarter.

We have no long-term debt or material commitments for capital expenditures as of March 31, 2002. Our plant and equipment does not require any major expenditures to accommodate a significant increase in operating demands. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

We adopted the provisions of Statement 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 have not been amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized prior to the adoption of Statement 142.

Statement 141 required, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we were also required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. Our reassessment did not result in the reclassification or change in useful life or residual value of any of our intangible assets or goodwill.

As of March 31, 2002, we have unamortized goodwill in the amount of $1,346,795 and unamortized identifiable intangible assets related to acquisitions in the amount of $918,878. If the new accounting standards would have been in effect for the first quarter of 2001, net income from continuing operations would have increased by $19,428, with no effect on net income per common share.

We adopted the provisions of FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective January 1, 2002. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement. The adoption of Statement 144 did not impact our financial condition or results of operations.

                                   MOCON, INC.


Item 3. Quantitative and Qualitative Disclosures About Market Risk


Market Risk Management

Substantially all of our marketable securities are at fixed interest rates. However, all of our marketable securities mature within three years, therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

We currently sell our products and services in United States dollars; accordingly, the exposure to foreign currency exchange risk is minimal.

There have been no significant changes since December 31, 2001.

                                   MOCON, INC.


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         None

     b.  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MOCON, INC.
                                        Registrant





Date: May 9, 2002                       /s/ Robert L. Demorest
                                        Robert L. Demorest,
                                        Chairman, President and CEO





Date: May 9, 2002                       /s/ Dane D. Anderson
                                        Dane D. Anderson,
                                        Vice President, Treasurer and CFO