Form 10-Q
period 2002-06-30
MOCON INC
filed 2002-08-13
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Quarter Ended June 30, 2002
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from _________________ to _________________

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

YES __X__  NO _____




5,497,989 Common Shares were outstanding as of June 30, 2002

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                       For the Quarter Ended June 30, 2002




                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION


  Item 1. Financial Statements
    Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 2002 and December 31, 2001                                 1


    Condensed Consolidated Statements of Income (Unaudited)
         Three months and six months ended June 30, 2002 and 2001            2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2002 and 2001                             3


    Notes to Condensed Consolidated Financial Statements (Unaudited)        4-7


  Item 2. Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                8-10


  Item 3. Quantitative and Qualitative Disclosures About Market Risk        11



PART II.  OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders              12


  Item 6.  Exhibits and Reports on Form 8-K                                 12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   MOCON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             June 30,       December 31,
                                                               2002             2001
                                                           ------------     ------------
ASSETS
  Current assets:
    Cash and temporary cash investments                    $    838,660     $  1,030,596
    Marketable securities, current                            3,717,301        3,168,858
    Accounts receivable, net                                  3,580,218        4,271,430
    Other receivables                                            50,302           30,527
    Inventories                                               4,051,453        3,662,043
    Prepaid expenses                                            150,759          250,319
    Deferred income taxes                                       429,399          429,399
                                                           ------------     ------------
        Total current assets                                 12,818,092       12,843,172
                                                           ------------     ------------

  Marketable securities, noncurrent                             471,842          735,463
                                                           ------------     ------------

  Net property, plant, and equipment                          2,251,801        2,263,505
                                                           ------------     ------------
  Other assets:
    Software development costs, net                             697,850          422,660
    Goodwill, net                                             1,346,795        1,346,795
    Technology rights and other intangibles, net              1,192,710        1,207,794
    Other                                                       142,214          138,719
                                                           ------------     ------------
        Total other assets                                    3,379,569        3,115,968
                                                           ------------     ------------

          TOTAL ASSETS                                     $ 18,921,304     $ 18,958,108
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                       $    916,508     $  1,301,097
    Accrued compensation and vacation                           557,570          773,906
    Other accrued expenses                                      990,945        1,095,530
                                                           ------------     ------------
        Total current liabilities                             2,465,023        3,170,533

  Deferred income taxes                                         319,603          319,603
                                                           ------------     ------------

          Total liabilities                                   2,784,626        3,490,136
                                                           ------------     ------------
  Stockholders' equity:
    Common stock - $.10 par value                               549,799          547,645
    Capital in excess of par value                              237,564          105,057
    Retained earnings                                        15,349,352       14,806,169
    Accumulated other comprehensive income                          (37)           9,101
                                                           ------------     ------------
        Total stockholders' equity                           16,136,678       15,467,972
                                                           ------------     ------------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                            $ 18,921,304     $ 18,958,108
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

                                   MOCON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                ----------------------------    ----------------------------
                                                    2002            2001            2002            2001
                                                ----------------------------    ----------------------------
Sales
  Products                                      $  4,453,124    $  3,958,789    $  8,840,736    $  7,917,524
  Consulting services                                501,911         660,166         942,977       1,240,581
                                                ------------    ------------    ------------    ------------
     Total sales                                   4,955,035       4,618,955       9,783,713       9,158,105
                                                ------------    ------------    ------------    ------------

Cost of sales
  Products                                         2,012,909       1,458,444       3,974,948       2,846,883
  Consulting services                                283,021         287,632         553,991         658,164
                                                ------------    ------------    ------------    ------------
     Total cost of sales                           2,295,930       1,746,076       4,528,939       3,505,047
                                                ------------    ------------    ------------    ------------

Gross profit                                       2,659,105       2,872,879       5,254,774       5,653,058
                                                ------------    ------------    ------------    ------------

Selling, general and administrative expenses       1,506,152       1,415,354       2,976,459       2,835,983

Research and development expenses                    305,358         273,831         604,514         524,192
                                                ------------    ------------    ------------    ------------

                                                   1,811,510       1,689,185       3,580,973       3,360,175

Operating income                                     847,595       1,183,694       1,673,801       2,292,883

Investment income                                     55,253         106,302         114,883         238,352
                                                ------------    ------------    ------------    ------------

Income before income taxes                           902,848       1,289,996       1,788,684       2,531,235

Income taxes                                         298,000         413,000         586,000         810,000
                                                ------------    ------------    ------------    ------------

Net income                                      $    604,848    $    876,996    $  1,202,684    $  1,721,235
                                                ============    ============    ============    ============


Net income per common share:
     Basic                                      $       0.11    $       0.16    $       0.22    $       0.31
                                                ============    ============    ============    ============
     Diluted                                    $       0.11    $       0.16    $       0.21    $       0.31
                                                ============    ============    ============    ============

Weighted average shares outstanding:
     Basic                                         5,495,199       5,458,977       5,487,025       5,588,108
                                                ============    ============    ============    ============
     Diluted                                       5,674,849       5,508,588       5,654,423       5,636,377
                                                ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six Months
                                                                             Ended June 30,
                                                                      -----------------------------
                                                                          2002             2001
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  1,202,684     $  1,721,235
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss on disposition of long-term assets                                    --           (7,931)
     Depreciation and amortization                                         419,434          371,974
     Deferred income taxes                                                      --          (10,800)
     Changes in operating assets and liabilities:
       Trade accounts receivable                                           691,212         (241,365)
       Other receivables                                                   (19,775)          45,494
       Inventories                                                        (389,410)         109,422
       Prepaid expenses                                                     99,560           74,162
       Accounts payable                                                   (384,589)        (303,191)
       Accrued compensation and vacation                                  (216,336)         (73,042)
       Other accrued expenses                                             (105,768)        (161,333)
---------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,297,012        1,524,625
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                   (2,117,374)      (1,054,906)
   Proceeds from sales of marketable securities                          1,823,414        3,729,803
   Purchases of property and equipment                                    (268,951)        (501,930)
   Proceeds from sale of fixed assets                                           --              705
   Purchases of software                                                  (325,296)              --
   Purchases of patents, trademarks and technology rights                  (73,589)         (11,764)
   Other                                                                    (3,495)          (3,056)
---------------------------------------------------------------------------------------------------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                    (965,291)       2,158,852
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                             134,660            3,399
   Purchases and retirement of common stock                                     --       (2,378,473)
   Dividends paid                                                         (658,317)        (676,099)
   Other                                                                        --            3,000
---------------------------------------------------------------------------------------------------
   NET CASH USED IN FINANCING ACTIVITIES                                  (523,657)      (3,048,173)
---------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND
   TEMPORARY CASH INVESTMENTS                                             (191,936)         635,304

CASH AND TEMPORARY CASH INVESTMENTS:
   Beginning of period                                                   1,030,596          641,942
---------------------------------------------------------------------------------------------------
   End of period                                                      $    838,660     $  1,277,246
---------------------------------------------------------------------------------------------------

Supplemental schedule of noncash investing activities:
   Unrealized holding (loss) gain on available-for-sale securities    $     (9,138)    $     20,232

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002, and for all periods presented, have been made. The results of operations for the period ended June 30, 2002 are not necessarily indicative of operating results for the full year.

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


Note 2 - Inventories

Inventories consist of the following:

                                    June 30,     December 31,
                                     2002            2001
                                 ------------    ------------

            Finished Products    $    422,903    $    338,852
            Work in Process         1,415,666       1,316,881
            Raw Materials           2,212,884       2,006,310
                                 ------------    ------------
                                 $  4,051,453    $  3,662,043
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

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three and six month periods ended June 30, 2002, and 2001:

                                                    Three Months Ended         Six Months Ended
                                                         June 30,                   June 30,
                                                ---------------------------------------------------
                                                     2002         2001         2002         2001
---------------------------------------------------------------------------------------------------
Weighted shares of common stock
   outstanding - basic                             5,495,199    5,458,977    5,487,025    5,588,108

Weighted shares of common stock
   assumed upon exercise of stock
   options                                           179,650       49,611      167,398       48,269
---------------------------------------------------------------------------------------------------
Weighted shares of common stock
   outstanding - diluted                           5,674,849    5,508,588    5,654,423    5,636,377
===================================================================================================


Note 4 - Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. For all business combinations initiated after June 30, 2001, these Statements require the use of the purchase, rather than the pooling, method of accounting. Intangible assets acquired in a business combination are recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

The Statements also provide that effective January 1, 2002, goodwill is no longer amortized. Instead, goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator. The Company performed an initial impairment test upon adoption of the new statement and determined that no impairment exists. The following table presents a reconciliation of net income and income per share adjusted for the exclusion of goodwill, net of tax:

                                             Three Months Ended June 30,          Six Months Ended June 30,
                                            -----------------------------------------------------------------
                                                2002               2001             2002              2001
                                            -----------------------------------------------------------------
Reported net income                          $   604,848       $   876,996      $ 1,202,684       $ 1,721,235
Add: Goodwill amortization, net of tax                --            19,428               --            38,856
                                            -----------------------------------------------------------------
Adjusted net income                          $   604,848       $   896,424      $ 1,202,684       $ 1,760,091
                                            -----------------------------------------------------------------

Reported basic earnings per share            $      0.11       $      0.16      $      0.22       $      0.31
Add: Goodwill amortization, net of tax                --                --               --                --
                                            -----------------------------------------------------------------
Adjusted basic earnings per share            $      0.11       $      0.16      $      0.22       $      0.31

                                            -----------------------------------------------------------------
Reported diluted earnings per share          $      0.11       $      0.16      $      0.21       $      0.31
Add: Goodwill amortization, net of tax                --                --               --                --
                                            -----------------------------------------------------------------
Adjusted diluted earnings per share          $      0.11       $      0.16      $      0.21       $      0.31
                                            -----------------------------------------------------------------

Information regarding the Company's other intangible assets are as follows:

                                                        As of June 30, 2002
                                               Carrying     Accumulated
                                                Amount      Amortization        Net
                                           ---------------------------------------------
             Patents                        $    536,563    $    138,433    $    398,130
             Trademarks and tradenames            64,622          52,282          12,340
             Technology rights                   600,000         210,000         390,000
             Other intangibles                   452,008         109,420         342,588
             Projects in process                  49,652              --          49,652
                                           ---------------------------------------------
                                            $  1,702,845    $    510,135    $  1,192,710
                                           =============================================

Amortization expense for the three and six months ended June 30, 2002 was $44,372 and $88,673 respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of June 30, 2002 is as follows:

                                                  Estimated
                                                   Expense
                              -----------------------------
                               2002                $176,735
                               2003                 175,229
                               2004                 174,873
                               2005                 174,780
                               2006                 161,472


Note 5 - Shipping and Handling Fees and Costs

In 2001, we adopted the provisions of Emerging Issues Task Force 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. We historically classified shipping and handling costs billed to customers as an offset in cost of sales, with the related expenses being recorded in cost of sales. Effective with the adoption of EITF 00-10, approximately $39,000 and $94,000 of shipping and handling costs billed to customers were reclassified from cost of sales to revenues for the three and six month periods ended June 30, 2001, respectively.


Note 6 - Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized. At June 30, 2002, and June 30, 2001, this resulted in a net unrealized (loss) gain of ($37) and $20,232, respectively, within stockholders' equity.

Note 7 - Comprehensive Income

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                        2002           2001            2002            2001
--------------------------------------------------------------------------------------------------------------
Net Income                                         $   604,848     $   876,996     $ 1,202,684     $ 1,721,235
Net unrealized (loss) gain on marketable
securities                                              (5,395)         (3,232)         (9,138)         20,232
--------------------------------------------------------------------------------------------------------------
Comprehensive Income                               $   599,453     $   873,764     $ 1,193,546     $ 1,741,467
==============================================================================================================

                                   MOCON, INC.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Form 10-Q includes certain statements that are deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect, believe, or anticipate will or may occur in the future, are forward-looking statements. The forward-looking statements in this filing are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statement because these statements are subject to a number of risks and uncertainties including the risk factors described in our annual report on Form 10-K for the year ended December 31, 2001, including, but not limited to, the factors included in the section entitled "Certain Important Factors." Persons reading this Form 10-Q should carefully review the discussion of all of the risk factors described in such Form 10-K and in our other filings made from time to time with the Securities and Exchange Commission.


Results of Operations

Sales for the three month period ended June 30, 2002, were $4,955,035, up 7 percent from second quarter 2001 sales of $4,618,955. The increase in 2002 sales was primarily the result of Baseline-MOCON, Inc. (Baseline) sales in the second quarter totaling $952,099 (Baseline was acquired in the fourth quarter of 2001), and increased sales of our sample preparation and gas chromatography analyzer products, offset somewhat by decreases in the sales volume of our weighing products, permeation products, headspace analyzer products, and consulting services sales, which continue to be affected by the global economic slowdown. The increased sales of our sample preparation products was primarily due to continued sales in the second quarter of 2002 of a new unit to Waters Corporation of Milford, MA, for use in the drug discovery and life sciences markets.

Sales for the six month period ended June 30, 2002, were $9,783,713, up 7 percent from sales for the first six months of 2001 of $9,158,105. The 7 percent increase was primarily the result of Baseline sales in the first six months of 2002 totaling $2,165,205, and increased sales of our sample preparation products, offset somewhat by decreases in the sales volume of our weighing products, permeation products, headspace analyzer products, and decreases in consulting services sales.

Total domestic sales for the quarter ended June 30, 2002, including domestic Baseline sales of $712,438, increased 35 percent over the second quarter of 2001 to $3,264,040, and total foreign sales, including foreign Baseline sales of $239,661, decreased 23 percent to $1,690,995. Domestic sales were 66 percent of total second quarter 2002 sales, compared to $2,412,932, or 52 percent, of second quarter 2001 sales. Foreign sales were 34 percent of total second quarter 2002 sales, compared to $2,206,023, or 48 percent, of second quarter 2001 sales.

Total domestic sales for the six months ended June 30, 2002, including domestic Baseline sales of $1,656,954, increased 23 percent over the six months ended June 30, 2001, to $6,436,737, and total foreign sales, including foreign

Baseline sales of $508,251, decreased 14 percent to $3,346,976. Domestic sales were 66 percent for the six months ended June 30, 2002, compared to $5,247,703, or 57 percent, for the same period in 2001. Foreign sales were 34 percent for the first six months of 2002, compared to $3,910,402, or 43 percent, for the same period in 2001.

We derive our revenue from product sales and consulting services, consisting of standard laboratory testing services and consulting and analytical services performed for various customers. In the second quarter of 2002, product sales were $4,453,124 and consulting services were $501,911, or 90 and 10 percent, respectively, of our total second quarter 2002 sales. This compares to product sales of $3,958,789 and consulting services of $660,166 in the second quarter of 2001, or 86 and 14 percent of total sales, respectively. For the first six months of 2002, product sales were $8,840,736 and consulting services were $942,977, or 90 and 10 percent, respectively, of our total sales for the first six months of 2002. This compares to product sales of $7,917,524 and consulting services of $1,240,581, or 86 and 14 percent of total sales, respectively, for the same period in 2001.

Gross profit was 54 percent of sales for the three and six month periods ended June 30, 2002, compared to 62 percent of sales for the three and six month periods ended June 30, 2001. The 8 percentage point decrease in the gross profit margin was primarily due to the product mix in the second quarter and first six months of 2002 including Baseline sales, which on average carry a lower gross margin percentage. We are currently working on increasing Baseline's gross margin percentage in several ways, including increasing prices where appropriate, and introducing new higher margin products.

Selling, general and administrative (SG&A) expenses were 30 percent for both the three and six month periods ended June 30, 2002. This compares to 31 percent of sales for the three and six month periods ended June 30, 2001. The $90,798 and $140,476 total dollar increases for the three and six months ended June 30, 2002, respectively, are due primarily to an increase in commission and other expenses associated with the increase in sales, including Baseline sales.

Research and development (R&D) expenses as a percentage of sales were 6 percent for the quarters and six month periods ended June 30, 2002 and June 30, 2001. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets. For the foreseeable future, we expect to spend on an annual basis approximately 5 to 8 percent of sales on R&D.

Investment income decreased $51,049 in the second quarter of 2002 as compared to the second quarter of 2001, and decreased $123,469 in the first six months of 2002 as compared to the same period in 2001. The decreases are the result of lower average investment balances and investment yields in 2002 versus 2001.

Our provision for income taxes was 33 and 32 percent of income before income taxes for the three and six month periods ending June 30, 2002 and 2001, respectively. We review the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, we expect the effective tax rate for all of 2002 to be in a range of 32 to 35 percent.

Net income was $604,848 for the second quarter of 2002, compared to $876,996, for the second quarter of 2001. Diluted net income per share was $.11 for the second quarter of 2002, compared to $.16 for the same period in 2001. For the six months ended June 30, 2002, net income was $1,202,684 compared to $1,721,235 for the six months ended June 30, 2001. Diluted net income per share was $.21 and $.31, respectively, for the six month periods ended June 30, 2002, and 2001.

Liquidity and Capital Resources

We continue to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased $92,886 during the six months ended June 30, 2002. We used our cash resources to pay dividends of $658,317 during this period.

We have no long-term debt or material commitments for capital expenditures as of June 30, 2002. Our plant and equipment does not require any major expenditures to accommodate a significant increase in operating demands. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.


Critical Accounting Policies

MOCON considers its critical accounting policies to be the allowance for doubtful accounts, inventory reserves and recoverability of long-lived assets as discussed in the section with this title in Management's Discussion and Analysis of Financial Condition and Results of Operations that appears in the company's Annual Report on Form 10-K for the year ended December 31, 2001. No material change occurred in the periods covered by this report.


New Accounting Pronouncements

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

As of June 30, 2002, we have unamortized goodwill in the amount of $1,346,795 and unamortized identifiable intangible assets related to acquisitions in the amount of $879,588. If the new accounting standards would have been in effect for the second quarter of 2001, net income from continuing operations would have increased by $19,428 and $38,856 for the three and six months periods ended June 30, 2001, respectively, with no effect on net income per common share.

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

                                   MOCON, INC.



PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders of MOCON, Inc. on May 21, 2002, the nominees for election as Directors of the Company were elected without opposition as follows:

        Director-Nominee            Votes For       Votes Withheld/Against
        ----------------            ---------       ----------------------

        Robert L. Demorest          4,789,844              256,412
        Dean B. Chenoweth           4,783,999              262,257
        J. Leonard Frame            4,787,711              258,545
        Paul L. Sjoquist            4,791,403              254,853
        Richard A. Proulx           4,791,403              254,853
        Tom C. Thomas               4,784,379              261,877
        Ronald A. Meyer             4,789,824              256,432
        Daniel W. Mayer             4,786,469              259,787

        The proposal to amend our 1998 Stock Option Plan to increase the number of shares of our common stock specifically reserved for issuance under that plan by 550,000 shares was adopted as follows:

        For the proposal:       2,059,634 shares
        Against the proposal:   1,142,442 shares
        Abstaining:               223,021 shares

Item 6. Exhibits and Reports on Form 8-K

    a.  Exhibits

        None

    b.  Reports on Form 8-K

        There were no reports on Form 8-K filed for the quarter ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             MOCON, INC.
                                             Registrant



Date:  August 13, 2002                       /s/ Robert L. Demorest,
                                             Chairman, President and Chief
                                             Executive Officer






Date:  August 13, 2002                       /s/ Dane D. Anderson,
                                             Vice President, Treasurer and Chief
                                             Financial Officer


The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission and have been furnished under Item 9 of our Form 8-K filed August 13, 2002.