Form 10-Q
period 2002-09-30
MOCON INC
filed 2002-11-15
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 2002
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to ________________

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

YES __X__ NO ___




5,498,189 Common Shares were outstanding as of September 30, 2002

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                    For the Quarter Ended September 30, 2002




                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION


  Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets
         September 30, 2002 (Unaudited) and December 31, 2001                1


    Condensed Consolidated Statements of Income (Unaudited)
         Three months and nine months ended September 30, 2002 and 2001      2


    Condensed Consolidated Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2002 and 2001                       3


    Notes to Condensed Consolidated Financial Statements (Unaudited)        4-7


  Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                              8-11


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12


  Item 4.  Controls and Procedures                                           12



PART II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                                  13


Signatures                                                                   14


Certifications                                                             15-16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   MOCON, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 September 30,          December 31,
ASSETS                                                               2002                   2001
                                                               ------------------     ------------------
  Current assets:
    Cash and temporary cash investments                                $ 471,932            $ 1,030,596
    Marketable securities, current                                     3,883,931              3,168,858
    Accounts receivable, net                                           3,903,547              4,271,430
    Other receivables                                                     48,108                 30,527
    Inventories                                                        4,095,418              3,662,043
    Prepaid expenses                                                     294,737                250,319
    Deferred income taxes                                                429,399                429,399
                                                               ------------------     ------------------
        Total current assets                                          13,127,072             12,843,172
                                                               ------------------     ------------------

  Marketable securities, noncurrent                                      669,218                735,463
                                                               ------------------     ------------------

  Net property, plant, and equipment                                   2,232,259              2,263,505
                                                               ------------------     ------------------

  Other assets:
    Software development costs, net                                      704,434                422,660
    Goodwill, net                                                      1,346,795              1,346,795
    Technology rights and other intangibles, net                       1,134,610              1,207,794
    Other                                                                143,690                138,719
                                                               ------------------     ------------------
        Total other assets                                             3,329,529              3,115,968
                                                               ------------------     ------------------

          TOTAL ASSETS                                              $ 19,358,078           $ 18,958,108
                                                               ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                   $ 931,100            $ 1,301,097
    Accrued compensation and vacation                                    536,993                773,906
    Other accrued expenses                                             1,240,394              1,095,530
                                                               ------------------     ------------------
        Total current liabilities                                      2,708,487              3,170,533

  Deferred income taxes                                                  303,403                319,603
                                                               ------------------     ------------------

          Total liabilities                                            3,011,890              3,490,136
                                                               ------------------     ------------------

  Stockholders' equity:
    Common stock - $.10 par value                                        549,819                547,645
    Capital in excess of par value                                       238,767                105,057
    Retained earnings                                                 15,556,638             14,806,169
    Accumulated other comprehensive income                                   964                  9,101
                                                               ------------------     ------------------
        Total stockholders' equity                                    16,346,188             15,467,972
                                                               ------------------     ------------------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                     $ 19,358,078           $ 18,958,108
                                                               ==================     ==================


Note: The condensed consolidated balance sheet at December 31, 2001 has been summarized from the Company's audited consolidated balance sheet at that date.

See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                        --------------------------------   ---------------------------------
                                                             2002             2001              2002              2001
                                                        --------------------------------   ---------------------------------
Sales
  Products                                                 $ 4,364,453      $ 4,070,845       $ 13,205,189     $ 11,988,369
  Consulting services                                          489,159          552,941          1,432,136        1,793,522
                                                        ---------------  ---------------   ----------------  ---------------
     Total sales                                             4,853,612        4,623,786         14,637,325       13,781,891
                                                        ---------------  ---------------   ----------------  ---------------

Cost of sales
  Products                                                   2,121,364        1,488,300          6,096,312        4,335,183
  Consulting services                                          214,656          288,754            768,647          946,918
                                                        ---------------  ---------------   ----------------  ---------------
     Total cost of sales                                     2,336,020        1,777,054          6,864,959        5,282,101
                                                        ---------------  ---------------   ----------------  ---------------

Gross profit                                                 2,517,592        2,846,732          7,772,366        8,499,790
                                                        ---------------  ---------------   ----------------  ---------------

Selling, general and administrative expenses                 1,445,890        1,397,353          4,422,349        4,233,336

Research and development expenses                              306,674          234,383            911,188          758,575
                                                        ---------------  ---------------   ----------------  ---------------

                                                             1,752,564        1,631,736          5,333,537        4,991,911

Operating income                                               765,028        1,214,996          2,438,829        3,507,879

Investment income                                               43,322           99,337            158,205          337,689
                                                        ---------------  ---------------   ----------------  ---------------

Income before income taxes                                     808,350        1,314,333          2,597,034        3,845,568

Income taxes                                                   271,000          434,000            857,000        1,244,000
                                                        ---------------  ---------------   ----------------  ---------------

Net income                                                   $ 537,350        $ 880,333        $ 1,740,034      $ 2,601,568
                                                        ===============  ===============   ================  ===============



Net income per common share:
     Basic                                                      $ 0.10           $ 0.16             $ 0.32           $ 0.47
                                                        ===============  ===============   ================  ===============
     Diluted                                                    $ 0.10           $ 0.16             $ 0.31           $ 0.46
                                                        ===============  ===============   ================  ===============


Weighted average shares outstanding:
     Basic                                                   5,498,089        5,459,867          5,490,713        5,545,361
                                                        ===============  ===============   ================  ===============
     Diluted                                                 5,593,549        5,535,547          5,634,126        5,602,767
                                                        ===============  ===============   ================  ===============


See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months
                                                                           Ended September 30,
                                                                     ---------------------------------
                                                                          2002              2001
                                                                     ---------------   ---------------
Cash flows from operating activities:
   Net income                                                           $ 1,740,034       $ 2,601,568
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss (gain) on disposition of property, plant and equipment              1,824            (7,644)
     Depreciation and amortization                                          636,861           555,750
     Deferred income taxes                                                  (16,200)          (16,200)
     Changes in operating assets and liabilities:
       Accounts receivable                                                  367,883           (93,869)
       Other receivables                                                    (17,581)           55,709
       Inventories                                                         (433,375)           98,383
       Prepaid expenses                                                     (44,418)           11,033
       Accounts payable                                                    (369,997)         (200,229)
       Accrued compensation and vacation                                   (236,913)           27,277
       Other accrued expenses                                               143,503          (117,531)
                                                                     ---------------   ---------------
   Net cash provided by operating activities                              1,771,621         2,914,247
                                                                     ---------------   ---------------

Cash flows from investing activities:
   Purchases of marketable securities                                    (3,188,742)       (1,172,670)
   Proceeds from sales of marketable securities                           2,531,777         4,667,878
   Purchases of property and equipment                                     (382,904)         (449,698)
   Proceeds from sale of property, plant and equipment                            0               705
   Purchases and development of software                                   (373,220)         (203,000)
   Purchases of patents, trademarks and technology rights                   (59,905)          (25,851)
   Other                                                                     (4,971)           (4,840)
                                                                     ---------------   ---------------
   Net cash (used in) provided by investing activities                   (1,477,965)        2,812,524
                                                                     ---------------   ---------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                              135,883            10,149
   Purchases and retirement of common stock                                       0        (2,378,473)
   Dividends paid                                                          (988,203)       (1,003,641)
   Other                                                                          0             3,000
                                                                     ---------------   ---------------
   Net cash used in financing activities                                   (852,320)       (3,368,965)
                                                                     ---------------   ---------------

Net (decrease) increase in cash and
   temporary cash investments                                              (558,664)        2,357,806

Cash and temporary cash investments:
   Beginning of period                                                    1,030,596           641,942
                                                                     ---------------   ---------------
   End of period                                                          $ 471,932       $ 2,999,748
                                                                     ===============   ===============

Supplemental schedule of noncash investing activities:
   Unrealized holding (loss) gain on available-for-sale securities         $ (8,137)         $ 17,166


See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002, and for all periods presented, have been made. The results of operations for the period ended September 30, 2002 are not necessarily indicative of operating results for the full year.

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


Note 2 - Inventories

Inventories consist of the following:

                                 September 30,             December 31, 2001
                                      2002
                             -----------------------    ------------------------
Finished Products                 $   471,738                $   338,852
Work in Process                     1,391,305                  1,316,881
Raw Materials                       2,232,375                  2,006,310
                             -----------------------    ------------------------
                                  $ 4,095,418                $ 3,662,043
                             =======================    ========================


Note 3 - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average common and dilutive potential common stock outstanding during the period.

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share-diluted for the three- and nine-month periods ended September 30, 2002, and 2001:

                                               Three Months Ended               Nine Months Ended
                                                 September 30,                    September 30,
                                        --------------------------------- ------------------------------
                                              2002             2001           2002            2001
                                        ----------------- --------------- -------------- ---------------
Weighted shares of common stock
   outstanding - basic                         5,498,089       5,459,867      5,490,713       5,545,361

Weighted shares of common stock
   assumed upon exercise of stock
   options                                        95,460          75,680        143,413          57,406
                                        ----------------- --------------- -------------- ---------------
Weighted shares of common stock
   outstanding - diluted                       5,593,549       5,535,547      5,634,126       5,602,767
                                        ================= =============== ============== ===============


Note 4 - Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. For all business combinations initiated after June 30, 2001, these Statements require the use of the purchase, rather than the pooling, method of accounting. Intangible assets acquired in a business combination are recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

The Statements also provide that effective January 1, 2002, goodwill is no longer amortized. Instead, goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator. We adopted SFAS 142 effective January 1, 2002. As required by SFAS 142, we performed an initial assessment to determine whether there was an indication that goodwill was impaired at the date of adoption. To test for potential impairment, we first determined that the Company consisted of a single reporting unit. We next determined the fair value of our single reporting unit based upon the quoted market price of the Company's common stock at January 1, 2002. We then compared the fair value of the Company with the carrying value of our net assets. Based on this comparison we determined that no impairment existed. Accordingly, we were not required to perform step two of the impairment analysis, in which the exact amount of an impairment would have been determined. In step two of the impairment analysis, the Company would have been required to compare the implied fair value of goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities, to its carrying amount, both of which would be measured as of the date of adoption.

The following table presents a reconciliation of net income and income per share adjusted for the exclusion of goodwill, net of tax:

                                                        Three Months Ended            Nine Months Ended             Year Ended
                                                          September 30,                 September 30,               December 31,
                                                   ----------------------------- ------------------------------- -------------------
                                                       2002           2001            2002            2001              2001
                                                   -------------- -------------- --------------- --------------- -------------------
Reported net income                                     $537,350       $880,333      $1,740,034      $2,601,568          $3,420,668
Add:  Goodwill amortization, net of tax                        -         19,142               -          57,998              77,140
                                                   -------------- -------------- --------------- --------------- -------------------
Adjusted net income                                     $537,350       $899,475      $1,740,034      $2,659,566          $3,497,808
                                                   ============== ============== =============== =============== ===================

Reported basic income per share                          $  0.10        $  0.16        $   0.32        $   0.47            $   0.62
Add:  Goodwill amortization, net of tax                       -              -              -              0.01                0.01
                                                   -------------- -------------- --------------- --------------- -------------------
Adjusted basic income per share                          $  0.10        $  0.16        $   0.32        $   0.48            $   0.63
                                                   ============== ============== =============== =============== ===================

Reported diluted income per share                        $  0.10        $  0.16        $   0.31        $   0.46            $   0.61
Add:  Goodwill amortization, net of tax                       -              -              -              0.01                0.01
                                                   -------------- -------------- --------------- --------------- -------------------
Adjusted diluted income per share                        $  0.10        $  0.16        $   0.31        $   0.47            $   0.62
                                                   ============== ============== =============== =============== ===================


As of September 30, 2002, we have unamortized goodwill in the amount of $1,346,795. Other intangible assets (all of which are being amortized except projects in process) are as follows:

                                             As of September 30, 2002
                             ---------------------------------------------------------
                                  Carrying           Accumulated
                                   Amount           Amortization            Net
                             ------------------- ------------------ ------------------
Patents                               $ 545,457           $147,619          $ 397,838
Trademarks and tradenames                64,623             52,724             11,899
Technology rights                       600,000            225,000            375,000
Other intangibles                       454,158            129,211            324,947
Projects in process                      24,926               -                24,926
                             ------------------- ------------------ ------------------
                                     $1,689,164           $554,554         $1,134,610
                             =================== ================== ==================


Total amortization expense for the three and nine months ended September 30, 2002 was $44,419 and $133,092 respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of September 30, 2002 is as follows:

                                      Estimated Expense
                                      -------------------
                       2002                $176,735
                       2003                 175,229
                       2004                 174,873
                       2005                 174,780
                       2006                 161,472

Note 5 - Shipping and Handling Fees and Costs

In 2001, we adopted the provisions of Emerging Issues Task Force 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs. We historically classified shipping and handling costs billed to customers as an offset in cost of sales, with the related expenses being recorded in cost of sales. Effective with the adoption of EITF 00-10, approximately $39,000 and $133,000 of shipping and handling costs billed to customers were reclassified from cost of sales to revenues for the three- and nine-month periods ended September 30, 2001, respectively.


Note 6 - Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized. At September 30, 2002, and September 30, 2001, this resulted in a net unrealized gain of $964 and $17,166, respectively, within stockholders' equity.


Note 7 - Comprehensive Income

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
                                                     2002            2001             2002              2001
                                                --------------- ---------------- ---------------- -----------------
Net income                                         $537,350        $880,333         $1,740,034       $2,601,568
Net unrealized gain (loss) on marketable
securities                                            1,001          (3,066)            (8,137)          17,166
                                                --------------- ---------------- ---------------- -----------------
Comprehensive income                               $538,351        $877,267         $1,731,897       $2,618,734
                                                =============== ================ ================ =================

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

Summary

Sales increased 5 percent and 6 percent for the three- and nine-month periods ended September 30, 2002 compared to the same periods in 2001. International sales were 32 percent of sales in the three months ended September 30, 2002, and 34 percent of sales in the nine months ended September 30, 2002. We use a network of independent representatives to market and service our products in foreign countries, and expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. We have four operating locations, all of which are located in the United States. Net income decreased 39 percent and 33 percent for the three-month and nine-month periods ended September 30, 2002 compared to the same periods in 2001.

Effective October 1, 2001, we acquired Questar Baseline Industries, Inc. from Questar InfoComm, Inc., a subsidiary of Questar Corporation, which we subsequently renamed "Baseline-MOCON, Inc." (Baseline). This acquisition was recorded using the purchase method of accounting. Accordingly, Baseline's results of operations have been included with our results of operations since the effective date of the acquisition. As part of the acquisition of Baseline, we entered into a five-year distribution and support agreement with Questar. This agreement has not had a material impact on our capital resources, results of operations or liquidity.

Results of Operations

Sales for the three-month period ended September 30, 2002, were $4,853,612, up 5 percent from third quarter 2001 sales of $4,623,786. The increase in 2002 sales was primarily the result of Baseline sales in the third quarter totaling $1,035,866 (Baseline was acquired in the fourth quarter of 2001), and increased sales volume of our sample preparation products, offset somewhat by decreases in the sales volume of our permeation products and weighing products, which continue to be affected by the global economic slowdown. The increase in sales of our sample preparation products was primarily due to continued sales in the third quarter of 2002 of a new unit to Waters Corporation of Milford, MA, for use in the drug discovery and life sciences markets. Third quarter sales to Waters Corporation were approximately $285,000. The impact of price increases was not significant.

Sales for the nine-month period ended September 30, 2002, were $14,637,325, up 6 percent from sales for the first nine months of 2001 of $13,781,891. The 6 percent increase was primarily the result of Baseline sales in the first nine months of 2002 totaling $3,201,071, and increased sales volume of our sample preparation products, offset somewhat by decreases in the sales volume of our permeation products and weighing products, and decreases in consulting services sales. The increase in sales of our sample preparation products during this period was primarily due to continued sales of a new unit to Waters Corporation of Milford, MA, for use in the drug discovery and life sciences markets. The impact of price increases was not significant.

Total domestic sales for the quarter ended September 30, 2002, including domestic Baseline sales of $789,122, increased 81 percent over the third quarter of 2001 to $3,287,711, and total foreign sales, including foreign Baseline sales of $246,744, decreased 44 percent to $1,565,901. Domestic sales were 68 percent of total third quarter 2002 sales, compared to $1,815,813, or 39 percent, of third quarter 2001 sales. Foreign sales were 32 percent of total third quarter 2002 sales, compared to $2,807,974, or 61 percent, of third quarter 2001 sales. This decrease was due primarily to the economic slowdown in our major foreign markets.

Total domestic sales for the nine months ended September 30, 2002, including domestic Baseline sales of $2,446,076, increased 38 percent over the nine months ended September 30, 2001, to $9,724,449, and total foreign sales, including foreign Baseline sales of $754,995, decreased 27 percent to $4,912,876. Domestic sales were 66 percent of total sales for the nine months ended September 30, 2002, compared to $7,063,515, or 51 percent, for the same period in 2001. Foreign sales were 34 percent of total sales for the first nine months of 2002, compared to $6,718,377, or 49 percent, for the same period in 2001. Our sales to customers located in foreign countries are subject to a number of risks. These include, but are not limited to, the following: agreements may be difficult to enforce; receivables may be difficult to collect; foreign customers may have longer payment cycles; the countries into which we sell may impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; export licenses, if required, may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. If any of the above risks were to materialize, our sales into foreign countries could decline further, or our operating costs could increase, which would adversely affect our financial results.

We derive our revenue from product sales and consulting services, consisting of standard laboratory testing services and consulting and analytical services performed for various customers. In the third quarter of 2002, product sales were $4,364,453 and consulting services were $489,159, or 90 and 10 percent, respectively, of our total third quarter 2002 sales. This compares to product sales of $4,070,845 and consulting services of $552,941 in the third quarter of 2001, or 88 and 12 percent of total sales, respectively. For the first nine months of 2002, product sales were $13,205,189 and consulting services were $1,432,136, or 90 and 10 percent, respectively, of our total sales for the first nine months of 2002. This compares to product sales of $11,988,369 and consulting services of $1,793,522, or 87 and 13 percent of total sales, respectively, for the same period in 2001.

Gross profit was 52 and 53 percent of sales for the quarter and nine-month period ended September 30, 2002, respectively, compared to 62 percent of sales for the quarter and nine- month period ended September 30, 2001. The percentage decrease in the gross profit margin was primarily due to the product mix in the third quarter and first nine months of 2002 including

Baseline sales, which on average carry a lower gross margin percentage. We are currently working on increasing Baseline's gross margin percentage in several ways, including increasing prices where appropriate, and introducing new higher margin products.

Selling, general and administrative (SG&A) expenses were 30 percent of total sales for both the three- and nine-month periods ended September 30, 2002. This compares to 30 and 31 percent of sales for the three- and nine-month periods ended September 30, 2001, respectively. The $48,537 and $189,013 total dollar increases for the three and nine months ended September 30, 2002, respectively, are due primarily to an increase in commission and other expenses associated with the increase in sales, including Baseline sales.

Research and development (R&D) expenses as a percentage of sales were 6 percent for the quarter and nine-month period ended September 30, 2002, and 5 and 6 percent for the quarter and nine-month period ended September 30, 2001, respectively. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets. For the foreseeable future, we expect to spend on an annual basis approximately 5 to 8 percent of sales on R&D.

Investment income decreased $56,015 in the third quarter of 2002 as compared to the third quarter of 2001, and decreased $179,484 in the first nine months of 2002 as compared to the same period in 2001. The decreases are the result of lower average investment balances and investment yields in 2002 versus 2001.

Our provision for income taxes was 33.5 and 33.0 percent of income before income taxes for the three- and nine-month periods ending September 30, 2002, respectively, and 33.0 and 32.3 percent of income before income taxes for the three- and nine-month periods ending September 30, 2001. We review the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, we expect the effective tax rate for all of 2002 to be in a range of 32 to 35 percent.

Net income was $537,350 for the third quarter of 2002, compared to $880,333, for the third quarter of 2001. Diluted net income per share was $.10 for the third quarter of 2002, compared to $.16 for the same period in 2001. For the nine months ended September 30, 2002, net income was $1,740,034 compared to $2,601,568 for the nine months ended September 30, 2001. Diluted net income per share was $.31 and $.46, respectively, for the nine-month periods ended September 30, 2002, and 2001.


Liquidity and Capital Resources

We continue to maintain a strong financial position. Cash flow provided by operating activities totaled $1,771,621 in the first nine months of 2002. Total cash, temporary cash investments and marketable securities increased $90,164 during the same period, mostly due to the net income for the period and a decrease in accounts receivable, offset by an increase in inventory, a decrease in current liabilities, and dividends paid totaling $988,203. The $367,883 year-to-date decrease in accounts receivable is primarily due to lower shipments in the third quarter of 2002 as compared to the fourth quarter of 2001, as well as improved collection of receivables. Inventories increased $433,375 in the first nine months of 2002, primarily due to shipments being lower than expectations. The $462,046 year-to-date decrease in current liabilities is largely due to decreases in accrued compensation (incentive bonuses) versus the prior year, and to the timing of payments.

We have no long-term debt or material commitments for capital expenditures as of September 30, 2002. Our plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

Critical Accounting Policies

Our estimates related to certain significant assets and liabilities are an integral part of these consolidated financial statements. These estimates are considered critical to the consolidated financial statements because they require subjective and complex judgements. We consider our critical accounting policies to be the allowance for doubtful accounts, inventory reserves, and the recoverability of long-lived assets. These policies are discussed in the section of the Management's Discussion and Analysis of Financial Condition and Results of Operations entitled Critical Accounting Policies contained in our Annual Report on Form 10-K for the year ended December 31, 2001. No material change occurred in these policies in the periods covered by this report.


New Accounting Pronouncements

We adopted the provisions of Statement 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 have not been amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized prior to the adoption of Statement 142.

As of September 30, 2002, we have unamortized goodwill in the amount of $1,346,795 and unamortized identifiable intangible assets related to acquisitions in the amount of $840,297. If the new accounting standards would have been in effect for the third quarter of 2001, net income would have increased by $19,142 and $57,998 for the quarter and nine-month periods ended September 30, 2001, respectively, increasing by $.01 basic and diluted net income per common share for the nine-month period ended September 30, 2001.

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


Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and President, and Vice President, Treasurer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

b. Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                   MOCON, INC.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits. None.

     b. Reports on Form 8-K. On August 13, 2002, the Company furnished a report on Form 8-K under Item 9, Regulation FD Disclosure, to announce that its Chief Executive Officer and Chief Financial Officer were supplying the certification required by Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MOCON, INC.
                                          Registrant



Date:  November 14, 2002                  /s/  Robert L. Demorest
                                          -----------------------------
                                          Robert L. Demorest,
                                          Chairman, President and Chief
                                          Executive Officer






Date:  November 14, 2002                  /s/  Dane D. Anderson
                                          -----------------------------------
                                          Dane D. Anderson,
                                          Vice President, Treasurer and Chief
                                          Financial Officer


The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission and have been furnished under Item 9 of our Form 8-K filed November 14, 2002.

I, Robert L. Demorest, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MOCON, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
/s/  Robert L. Demorest
-----------------------
Robert L. Demorest,
Chairman, Chief Executive Officer and President

I, Dane D. Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MOCON, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
/s/  Dane D. Anderson
---------------------
Dane D. Anderson,
Vice President, Treasurer and Chief Financial Officer