Form 10-K
period 2002-12-31
MOCON INC
filed 2003-03-31
CIK 67279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _____________________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ___ NO _X_

     The aggregate market value of the Registrant's Common Stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the Common Stock was last sold as of June 28, 2002 (the last business day of the Registrant's second quarter) as reported by the Nasdaq Stock Market, was $46,496,878.

     As of March 14, 2003, 5,412,669 shares of Common Stock of the registrant were deemed outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders to be held May 20, 2003.

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

     Our principal executive offices are located at 7500 Boone Avenue North, Minneapolis, Minnesota 55428 and our telephone number is (763) 493-6370. Our website address is www.mocon.com.

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

     Permeation products accounted for approximately 53%, 62%, and 63% of our consolidated sales in 2002, 2001, and 2000, respectively. Permeation instruments that we currently manufacture include OX-TRAN(R) systems for oxygen transmission rates, PERMATRAN-W(R) systems for water vapor transmission rates, and PERMATRAN-C(TM) systems for carbon dioxide transmission rates.

     WEIGHING PRODUCTS

     We manufacture weighing products that automatically determine the weight of pharmaceutical capsules and tablets and reject those that are out of acceptable limits. Our VERICAP(R) high-speed capsule weighing system runs at rates up to 2,000 capsules per minute and can be integrated into a capsule production line in pharmaceutical factories. Other weighing systems that we sell are designed for off-line use, and we market these products primarily to the pharmaceutical industry. Weighing products accounted for less than 10% of our consolidated sales in each of 2002, 2001 and 2000. In addition to the VERICAP(R) high-speed capsule weighing systems, we also manufacture the AB(TM) automatic balance weighing systems for both tablets and capsules.

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

     SAMPLE PREPARATION PRODUCTS

     We design, manufacture, market, and service products used in sample preparation. These products consist of hardware and software interfaces that allow the components of a particular substance to be identified by spectroscopy after they have been separated through chromatography. The most time-consuming part of chemical analysis is sample preparation and any product that reduces total sample preparation time is of benefit to companies who analyze chemical compounds. Our products provide fully automatic sample collection from various Liquid Chromatographs and Gel Permeation Chromatographs in a form suitable for immediate examination by Fourier transform infra-red spectroscopy (FTIR) and/or matrix assisted laser desorption ionization mass spectrometry (MALDI-MS). The principal market for these products is laboratories that analyze proteins, polymeric compounds and adhesives. The sample preparation products that we currently manufacture are the LC-Transform(R) for interfacing to FTIR and the LC-Transform for interfacing to MALDI-MS.

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

     We acquired the gas analyzer product line effective October 1, 2001. Gas analyzer products accounted for approximately 19%, 7%, and 0% of our consolidated sales in 2002, 2001, and 2000, respectively.

COMPETITION

     We have several competitors in both foreign and domestic markets for all of our products and services. The principal competitive factors for our products and services are:

     o    product performance;

     o    product reliability;

     o    product support; and

     o    price.

     We compete with a variety of competitors in each market in which we sell our products. Some of our competitors have greater assets and resources than we do, and some are smaller than we are.

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

MARKET RISK MANAGEMENT

     Substantially all of our marketable securities are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. However, virtually all of the marketable securities that we purchase mature within two years. Accordingly, we believe that the market risk associated with the holding of these financial instruments is minimal.

     We currently sell our products and services in United States dollars and therefore have minimal foreign currency exchange risk.

BACKLOG

     As of December 31, 2002, our total backlog was $1,722,421 for all of our products as compared to $1,146,245 and $1,958,567 as of December 31, 2001 and 2000, respectively. We anticipate shipping the entire current backlog in 2003.

PATENTS AND LICENSES

     We believe that the protection afforded us by our patent rights is important to our business and we will continue to seek patent protection for our technology and products. We require certain employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 42 U.S. patents and 25 international patents. In addition, we hold license rights under four U.S. patents subject to royalty payments. These patents and licenses will expire during the period from 2005 through 2021.

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

RESEARCH AND DEVELOPMENT

     We incurred expenses of $1,286,220, $1,042,961 and $1,126,564 during the fiscal years ended December 31, 2002, 2001 and 2000, respectively, for research and development of our products. Research and development (R&D) costs were approximately 6% of sales for the fiscal year ended December 31, 2002 and approximately 5% and 7% of sales for the fiscal years ended December 31, 2001 and 2000, respectively. For the foreseeable future, we expect to spend, on an annual basis, approximately 5% to 8% of our sales on research and development.

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

     For information concerning our export sales by geographic area, see Note 11 of the Notes to Consolidated Financial Statements contained on page F-18. No single customer accounted for 10% or more of our consolidated revenues in any of the fiscal years ended December 31, 2002, 2001 and 2000, and we do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance. One of our independent representatives accounted for approximately 8%, 10%, and 16% of sales in 2002, 2001, and 2000, respectively. Another independent representative accounted for approximately 7%, 14%, and 9% of sales in 2002, 2001, and 2000, respectively. Our business is not seasonal in nature.

EMPLOYEES

     As of December 31, 2002, we had 106 full-time employees. Included in this total are approximately 18 scientists and engineers who research and develop potential new products. To protect our proprietary information, we have confidentiality and non-compete agreements with those of our employees who have access to sensitive information. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of 2002.

ITEM 4A. EXECUTIVE OFFICERS OF MOCON

     Our executive officers, their ages, the year first elected or appointed as an executive officer and the offices held, as of March 14, 2003, are as follows:

                                                                                         Executive
                                                                                          Officer
                Name               Age                           Title (1)                 Since
-------------------------------------------------------------------------------------------------------
Robert L. Demorest (2)            57      President and Chief Executive Officer,           1985
                                          Chairman of the Board
Daniel W. Mayer                   52      Executive Vice President                         1988
Dane D. Anderson (3)              41      Vice President and Chief Financial Officer,      2000
                                          Treasurer and Secretary
Douglas J. Lindemann (4)          45      Vice President and General Manager               2001
Ronald A. Meyer (5)               52      Vice President                                   1985

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 14, 2003, there were 416 record holders of our common stock. Our common stock trades on the Nasdaq Stock Marketsm under the symbol MOCO. The following table sets forth, for the fiscal periods indicated, the high and low quotations for our common stock as reported by the Nasdaq National Market System.

                                                  2002                                            2001
                                                  ----                                            ----
Quarter                             Low           High        Dividend               Low          High        Dividend
-------                             ---           ----        --------               ---          ----        --------
1st Quarter..................        $ 8.25      $ 10.62         $ .06               $ 6.13       $ 7.31         $ .06
2nd Quarter..................        $ 8.20      $ 12.45         $ .06               $ 5.85       $ 7.70         $ .06
3rd Quarter..................        $ 6.01       $ 9.48         $ .06               $ 6.40       $ 9.40         $ .06
4th Quarter..................        $ 6.00       $ 7.97         $ .06               $ 7.00      $ 10.10         $ .06


ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Years Ended December 31,
                                               ----------------------------------------------------------------------------
                                                    2002           2001           2000            1999           1998
                                                    ----           ----           ----            ----           ----
                                                                (in thousands, except per share data)
                                               ----------------------------------------------------------------------------
OPERATIONS DATA:
Sales.......................................     $19,931         $19,261         $17,319         $17,001        $14,624
Net income..................................     $ 2,297         $ 3,421         $ 3,270         $ 2,899        $ 2,328
Net income per common share:
         Basic..............................     $   .42         $   .62         $   .55         $   .46        $   .37
         Diluted............................     $   .41         $   .61         $   .55         $   .46        $   .36
Dividends declared per share................     $   .24         $   .24         $  .225         $   .20        $   .20

                                                                           As of December 31,
                                               ----------------------------------------------------------------------------
                                                    2002           2001           2000            1999           1998
                                                    ----           ----           ----            ----           ----
                                                                             (in thousands)
                                               ----------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets................................     $19,821         $18,958         $18,418         $18,204        $17,675
Long-term liabilities.......................     $   326         $   320         $   187         $   112        $    98

     Our acquisitions of Baseline-MOCON, Inc. in 2001 and of Lab Connections, Inc. and Microanalytics Instrumentation Corp. in 1998 affect the comparability of the information in the table above. The results of these subsidiaries have been included from the effective dates of purchase.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     We have four operating locations, all of which are located in the United States. On January 28, 1998 we acquired Microanalytics Instrumentation Corp. of metro Austin, Texas and on December 7, 1998 we acquired Lab Connections, Inc. of metro Boston, Massachusetts. In October 2001, we acquired Questar Baseline Industries, Inc. from Questar InfoComm, Inc., a subsidiary of Questar Corporation, which we subsequently renamed "Baseline-MOCON, Inc." (Baseline). Baseline is located near Denver, Colorado. The acquisitions were recorded using the purchase method of accounting and, accordingly, their results of operations have been included since the effective acquisition dates. Sales increased 3% in 2002 compared to 2001, while net income decreased 33% for the same period. Our financial position as of December 31, 2002 reflects an increase in working capital of $857,252 to $10,529,891, compared to $9,672,639 at December 31, 2001.
Diluted earnings per share were $0.41 in 2002, $0.61 in 2001 and $0.55 in 2000.

RESULTS OF OPERATIONS

     Sales were $19,931,065 in 2002, compared to $19,261,334 in 2001 and
$17,319,165 in 2000. The increase in sales from 2001 to 2002 was primarily the result of Baseline sales in 2002 totaling $3,881,781 (Baseline was acquired in October, 2001, and therefore our 2001 results included sales of Baseline from the effective date of acquisition, or $1,348,101), increases in the domestic sales volume of our sample preparation products, domestic sales volume of our permeation products, and the foreign sales volume of our leak detection products, offset by decreases in the foreign sales volume of our permeation products, domestic and foreign sales volume of our weighing products, and the foreign sales volume of our sample preparation products. The impact of price increases was not significant. In 2002, domestic sales increased 22% to $13,354,090 and foreign sales decreased 21% to $6,576,975. International sales were 33% of total sales in 2002, compared to $8,303,688, or 43% of sales in 2001, and $7,067,386, or 41% of total sales in 2000. The increase in the domestic sales volume of our sample preparation products was primarily due to sales of a new unit to one particular customer for use in the drug discovery and life sciences markets. Total 2002 sales to this customer were approximately $989,000. Due to a variety of factors, including the economic slowdown, we anticipate that our sales of our sample preparation products will be less in 2003 compared to 2002.

     We use a network of independent representatives to market and service our products in foreign countries, and expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. The 2002 decrease in the foreign sales volume of our permeation products was primarily due to decreased sales to Japan, and to a lesser extent to Europe and Canada, which we believe was primarily the result of slow economies in these major foreign markets. The increase in sales from 2000 to 2001 was due primarily to increases in the foreign sales volume of our permeation products, domestic and foreign sales volume of our weighing products, and the addition of Baseline, offset by primarily domestic decreases in the sales volume of our sample preparation products and consulting and analytical services products.

     Total sales of our permeation products decreased in 2002 due primarily to the decline in foreign markets. Permeation products accounted for approximately 53%, 62%, and 63% of our consolidated sales in 2002, 2001, and 2000, respectively.

     Weighing product sales decreased in 2002 due to declining sales of both our VERICAP and AB weighing systems. We believe that the decline in sales of our VERICAP systems is due both to increased competition in high speed capsule weighing systems, and the slowness in the economy. We believe that decreased sales of our AB weighing systems is due primarily to the slow economy. Weighing products increased in 2001 versus 2000 due to increased sales of both the VERICAP and the AB weighing systems. Weighing products accounted for approximately 3%, 9% and 7% of the Company's consolidated sales in 2002, 2001, and 2000, respectively.

     Sales of sample preparation products increased in 2002 due to the aforementioned sales to one particular customer. Sales of these products decreased in 2001 versus 2000 due to the combined result of a slowing domestic economy in 2001 and the change to a new domestic independent sales representative organization in 2001, which proved to be unsuccessful.

     The majority of consulting and analytical services sales are to domestic customers. We believe that the primary cause for the decreases in these sales between 2001 and 2002 was the slowdown in the domestic economy, which resulted in a reduced demand for our advanced testing services. We believe the domestic economic slowdown was also the cause of decreased sales between 2000 and 2001.

     Sales of headspace analyzer products remained generally consistent in 2002 compared to 2001 and 2000. Sales of leak detection products increased in 2002 due to an increase in the sales of our non-destructive leak detector to foreign markets, and remained generally consistent between 2001 and 2000.

     Baseline, acquired effective October 1, 2001, manufactures our gas analyzer products. Their sales for 2002 totaled $3,881,781 and were $1,348,101 for the period from October 1, 2001 through December 31, 2001.

     Our gross profit margin was 53%, 60% and 62% in each of the fiscal years ended December 31, 2002, 2001 and 2000. The 2002 gross profit margin is lower than our historical average primarily due to the product mix in 2002, including Baseline sales, which on average carry a lower gross margin percentage than our historical averages. We are currently working to increase Baseline's gross margin percentage in several ways, including increasing prices where appropriate and introducing new higher margin products. The 2001 gross profit margin percentage was lower due in part to fair value assigned to acquired inventory associated with the acquisition of Baseline.

     Selling, general and administrative (SG&A) expenses in 2002 were $6,107,066, or 31% of sales, compared to $5,814,588, or 30% of sales in 2001, and $5,329,514, or 31% of sales in 2000. The increase in SG&A expenses from 2001 to 2002 is primarily due to a slight increase in commission and other selling expenses associated with the increase in sales, including Baseline sales, partially offset by a decrease in goodwill amortization expense of $77,000 in 2002 versus 2001 as goodwill was no longer being amortized. The increase in SG&A expenses from 2000 to 2001 is primarily due to an increase in travel, marketing and other expenses associated with the increase in sales, including fourth quarter Baseline sales and marketing expenses, partially offset by a decrease in legal expenses in 2001 versus 2000 for legal fees incurred in the prior year to protect confidential information of the Company. The related matter was settled in 2000.

     Research and development expenses amounted to $1,286,220, or 6% of sales in 2002, compared to $1,042,961, or 5% of sales in 2001, and $1,126,564, or 7% of revenue in 2000. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets. For the foreseeable future, we expect to allocate on an annual basis approximately 5% to 8% of sales to research and development.

     Investment income decreased to $195,468 in 2002 from $435,928 in 2001. The decrease in 2002 is due both to lower average investment balances and lower average investment yields during 2002. The decrease in investment income during 2001 versus 2000 was primarily due to lower average investment balances offset by higher average investment yields during 2001.

     The Company's provision for income taxes was 33.1% of income before income taxes in 2002 and 32.5% and 32.0% of pretax income in 2001 and 2000, respectively. Based on current operating conditions and income tax laws, we expect the tax rate for 2003 to be in the range of 34% to 36%.

     Net income was $2,297,214 in 2002 compared to $3,420,668 in 2001, and $3,270,272 in 2000. Diluted net income per share was $.41 per share in 2002 compared to $.61 per share in 2001, and $.55 per share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We continue to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased $1,224,981 during 2002 to $6,159,898, primarily due to net income for the period and a decrease in accounts receivable, offset somewhat by an increase in capital assets, dividend payments totaling $1,318,095, and repurchases of the Company's common stock during 2002 totaling $196,000. Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to an additional $2,000,000 of our common stock at prices not exceeding the market price at the time of the purchase. The $305,986 decrease in accounts receivable in 2002 versus 2001 is primarily due to improved accounts receivable collection efforts, and a small decrease in sales in the fourth quarter of 2002 versus the fourth quarter of 2001. Inventory increased approximately 3% during 2002, which is in line with the increase in sales for the same period.

     Cash flow from operations has historically been sufficient to meet our liquidity requirements, capital expenditures and research and development costs. Cash flow from operations totaled $3,424,407, $3,603,690 and $3,435,594 in 2002,
2001and 2000, respectively.

     We have no long-term debt or material commitments for capital expenditures as of December 31, 2002. Our plant and equipment do not require any major expenditures to accommodate a significant increase in operating demands. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

     We adopted the provisions of Statement No. 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 have not been amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized prior to the adoption of Statement No. 142.

     We adopted the provisions of FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective January 1, 2002. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. The adoption of SFAS No. 144 did not impact our financial condition or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. We do not expect the adoption of FIN 45 to have an impact on our financial position and results of operations.

     In December 2002, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

     Our estimates related to certain assets and liabilities are an integral part of the consolidated financial statements. These estimates are considered critical to the consolidated financial statements because they require subjective and complex judgments.

     Allowance for doubtful accounts - This reserve is for accounts receivable balances that are potentially uncollectible. The reserve is based on (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs. The analysis would include the age of the receivable, the financial condition of a customer or industry, and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.

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

     ANY REDUCTION IN THE LEVEL OF CAPITAL EXPENDITURES BY OUR CUSTOMERS COULD NEGATIVELY IMPACT OUR SALES.

     Our customers include pharmaceutical, food, medical, and chemical companies, laboratories, government agencies, and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. The continued slowness in the U.S. economy has resulted in certain customers decreasing the amount of their capital expenditures. Any decrease in capital spending by any of these customer groups could have a material adverse effect on our business and results of operations.

     A SIGNIFICANT PORTION OF OUR SALES ARE GENERATED FROM FOREIGN COUNTRIES AND SELLING IN FOREIGN COUNTRIES ENTAILS A NUMBER OF RISKS WHICH COULD RESULT IN A DECREASE TO OUR SALES OR AN INCREASE IN OUR OPERATING EXPENSES.

     Sales outside the United States accounted for approximately 33% of our revenues in 2002 and for approximately 43% and 41% of our revenues in 2001 and 2000. We expect that international sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following:

     o    agreements may be difficult to enforce;

     o    receivables may difficult to collect;

     o    certain regions are experiencing political unrest and conflict;

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

     If any of these risks were to materialize, our sales into foreign countries could decline, or our operating costs could increase, which would adversely affect our financial results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Substantially all of our marketable securities are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. However, virtually all of our marketable securities mature within two years. Accordingly, we believe that the market risk arising from our holding of these financial instruments is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and Independent Auditors' Report are included on pages F-1 to F-19 of this Form 10-K and are incorporated herein by reference.

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                      (in thousands, except per share data)
--------------------------------------------------------------------------------
                                                   Quarter
                                 1st          2nd           3rd            4th
--------------------------------------------------------------------------------
2002
Sales                          $ 4,829      $ 4,955       $ 4,853        $ 5,294
Gross Profit                   $ 2,596      $ 2,659       $ 2,517        $ 2,860
Net Income                     $   598      $   605       $   537        $   557
Net Income
  Per Common Share
     Basic                     $  0.11      $  0.11       $  0.10        $  0.10
     Diluted                   $  0.11      $  0.11       $  0.10        $  0.10


2001
Sales                          $ 4,539      $ 4,619       $ 4,624        $ 5,479
Gross Profit                   $ 2,780      $ 2,873       $ 2,847        $ 2,990
Net Income                     $   844      $   877       $   881        $   819
Net Income
  Per Common Share
     Basic                     $  0.15      $  0.16       $  0.16        $  0.15
     Diluted                   $  0.15      $  0.16       $  0.16        $  0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MOCON

     (a) DIRECTORS AND EXECUTIVE OFFICERS

     The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in MOCON's 2003 Proxy Statement is incorporated herein by reference. The information concerning our executive officers is included in this Annual Report under Item 4A, "Executive Officers of MOCON."

     (b) COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in MOCON's 2003 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in MOCON's 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Principal Shareholders and Beneficial Ownership of Management" and "Executive Compensation and Other Benefits - Equity Compensation Plan Information" in MOCON's 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election of Directors -- Other Information About Nominees" in MOCON's 2003 Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and President, and Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

     (b) CHANGES IN INTERNAL CONTROLS

     Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. FINANCIAL STATEMENTS:

     The following Consolidated Financial Statements of MOCON and its subsidiaries are included herein:

                                                                            Page
     Independent Auditors' Report........................................... F-1

     Consolidated Balance Sheets as of December 31, 2002 and 2001........... F-2

     Consolidated Statements of Income for the years ended
     December 31, 2002, 2001 and 2000....................................... F-3

     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2002, 2001 and 2000....................................... F-4

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000....................................... F-5

     Notes to Consolidated Financial Statements............................. F-6


          2.   FINANCIAL STATEMENT SCHEDULES:

     The following financial statement schedules are included herein and should be read in conjunction with the financial statements referred to above:

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

     The Board of Directors and Stockholders
     MOCON, Inc.:

     Under date of February 19, 2003, we reported on the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in this annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       /s/ KPMG LLP

     Minneapolis, Minnesota
     February 19, 2003

     Financial Statement Schedule:

          II - Valuation and Qualifying Accounts

     All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                                   SCHEDULE II

                          MOCON, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                               Balance at
                                              beginning of    Charged to costs      Deductions        Balance at
                   Description                     year          and expenses           (1)           end of year
-----------------------------------------------------------------------------------------------------------------
Year ended December 31, 2002
   allowance for doubtful accounts               $200,000         20,000               18,000          202,000
-----------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001
   allowance for doubtful accounts               $159,000         49,000(2)             8,000          200,000
-----------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
   allowance for doubtful accounts               $166,000              0                7,000          159,000
-----------------------------------------------------------------------------------------------------------------

(1) Bad debts written off.


Year ended December 31, 2002
   allowance for inventory obsolescence          $511,000        173,000              150,000          534,000
-----------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001
   allowance for inventory obsolescence          $156,000        403,000(2)            48,000          511,000
-----------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
   allowance for inventory obsolescence          $183,000        187,000              214,000          156,000
-----------------------------------------------------------------------------------------------------------------

(1) Inventory written off.

(2) Includes adjustment for acquisition.

          3. EXHIBITS

     The exhibits to this Report are listed in the Exhibit Index.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 21, 2003, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn.: Shareholder Information.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

     A. 1990 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-42255)).

     B. 1992 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-49752)).

     C. 1998 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-58789)).

     D. 1999 Compensation Committee resolutions setting forth the Incentive Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9273)).

     E. Paired Profit Sharing Plan effective July 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-9273)).

     F. Form of Executive Severance Agreement (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9273)).

     G. 2003 Compensation Committee resolution setting forth the Incentive Compensation Plan for 2003 and subsequent years (filed herewith).

     H.   MOCON, Inc. Savings and Retirement Plan (filed herewith).

     I. 1998 Stock Option Plan, as amended on May 21, 2002 (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-58789)).


     (b)  REPORTS ON FORM 8-K

     On November 14, 2002, we furnished a report on Form 8-K under Item 9, Regulation FD Disclosure, to announce that our Chief Executive Officer and Chief Financial Officer were supplying the certification required by Section 906 of the Sarbanes-Oxley Act of 2002 relating to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

     On November 20, 2002, we furnished a report on Form 8-K under Item 5, Other Events, to announce that we issued a press release on November 20, 2002 announcing the Board of Directors had authorized a stock repurchase program and filed under Item 7, Financial Statements and Exhibits, a copy of the press release dated November 20, 2002.

     (C)  EXHIBITS

     The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index.

     (D)  FINANCIAL STATEMENT SCHEDULES

     See Item 15, section (a) 2 above for the financial statement schedules filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2003           MOCON, INC.

                                By: /s/  Robert L. Demorest
                                    --------------------------------------
                                    Robert L. Demorest, President, Chief
                                    Executive Officer and Chairman of the Board
                                    (principal executive officer)

                                By: /s/  Dane D. Anderson
                                    --------------------------------------
                                    Dane D. Anderson, Vice President, Chief
                                    Financial Officer, Treasurer and Secretary
                                    (principal financial and accounting officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 28, 2003.

             Signature and Title

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

             /s/  Ronald A. Meyer
             -------------------------------------------------------------------
             Ronald A. Meyer, Vice President and Director

             /s/  Richard A. Proulx
             -------------------------------------------------------------------
             Richard A. Proulx, Director

             /s/  Paul L. Sjoquist
             -------------------------------------------------------------------
             Paul L. Sjoquist, Director

             /s/  Tom C. Thomas
             -------------------------------------------------------------------
             Tom C. Thomas, Director

I, Robert L. Demorest, certify that:

1. I have reviewed this Annual Report on Form 10-K of MOCON, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

/s/  Robert L. Demorest
---------------------------------

Robert L. Demorest

Chief Executive Officer and President

I, Dane D. Anderson, certify that:

1. I have reviewed this Annual Report on Form 10-K of MOCON, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

/s/  Dane D. Anderson
---------------------------------

Dane D. Anderson

Chief Financial Officer and Vice President

                          MOCON, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000



                                TABLE OF CONTENTS


                                                                            PAGE
Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Income                                            F-3

Consolidated Statements of Stockholders' Equity                              F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                                   F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
MOCON, Inc.:


We have audited the accompanying consolidated balance sheets of MOCON, Inc. (the Company) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, on January 1, 2002.


                                       /s/ KPMG LLP


Minneapolis, Minnesota
February 19, 2003

                          MOCON, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                       ASSETS                                          2002             2001
                                                                                   -----------      -----------
Current assets:
     Cash and temporary cash investments                                           $ 3,082,610        1,030,596
     Marketable securities, current                                                  2,215,870        3,168,858
     Trade accounts receivable, less allowance for doubtful accounts of
        $202,000 in 2002 and $200,000 in 2001                                        3,965,444        4,271,430
     Other receivables                                                                  37,836           30,527
     Inventories                                                                     3,754,789        3,662,043
     Prepaid expenses                                                                  323,050          250,319
     Deferred income taxes                                                             265,741          429,399
                                                                                   -----------      -----------
                 Total current assets                                               13,645,340       12,843,172
                                                                                   -----------      -----------
Marketable securities, noncurrent                                                      861,418          735,463
Property, plant, and equipment, net                                                  2,087,669        2,263,505
Other assets:
     Software development costs, net of accumulated amortization of $162,634
        in 2002 and $4,414 in 2001                                                     638,660          422,660
     Goodwill                                                                        1,346,795        1,346,795
     Technology rights and other intangibles, net of accumulated
        amortization of $600,059 in 2002 and $423,094 in 2001                        1,095,876        1,207,794
     Other                                                                             145,198          138,719
                                                                                   -----------      -----------
                 Total other assets                                                  3,226,529        3,115,968
                                                                                   -----------      -----------
                                                                                   $19,820,956       18,958,108
                                                                                   ===========      ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $ 1,171,575        1,301,097
     Accrued compensation and vacation                                                 630,321          773,906
     Other accrued expenses                                                            354,292          321,651
     Accrued product warranties                                                        266,933          251,318
     Accrued income taxes                                                              364,117          194,037
     Dividends payable                                                                 328,211          328,524
                                                                                   -----------      -----------
                 Total current liabilities                                           3,115,449        3,170,533
Deferred income taxes                                                                  325,685          319,603
                                                                                   -----------      -----------
                 Total liabilities                                                   3,441,134        3,490,136
                                                                                   -----------      -----------
Stockholders' equity:
     Capital stock - undesignated - authorized 3,000,000 shares                             --               --
     Common stock - $0.10 par value. Authorized 22,000,000 shares; issued and
        outstanding 5,470,189 shares in 2002 and 5,476,453 shares in 2001              547,019          547,645
     Capital in excess of par value                                                     45,567          105,057
     Retained earnings                                                              15,785,601       14,806,169
     Accumulated other comprehensive income                                              1,635            9,101
                                                                                   -----------      -----------
                 Total stockholders' equity                                         16,379,822       15,467,972
Commitments and contingencies (note 7)
                                                                                   -----------      -----------
                                                                                   $19,820,956       18,958,108
                                                                                   ===========      ===========

See accompanying notes to consolidated financial statements

                          MOCON, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 2002, 2001, and 2000

                                                      2002              2001            2000
                                                   -----------      -----------      -----------
Sales:
     Products                                      $17,848,806       16,934,902       14,845,148
     Consulting services                             2,082,259        2,326,432        2,474,017
                                                   -----------      -----------      -----------
                 Total sales                        19,931,065       19,261,334       17,319,165
                                                   -----------      -----------      -----------
Cost of sales:
     Products                                        8,225,876        6,516,224        5,269,118
     Consulting services                             1,073,157        1,254,821        1,252,873
                                                   -----------      -----------      -----------
                 Total cost of sales                 9,299,033        7,771,045        6,521,991
                                                   -----------      -----------      -----------
                 Gross profit                       10,632,032       11,490,289       10,797,174

Selling, general, and administrative expenses        6,107,066        5,814,588        5,329,514
Research and development expenses                    1,286,220        1,042,961        1,126,564
                                                   -----------      -----------      -----------
                 Operating income                    3,238,746        4,632,740        4,341,096
Investment income                                      195,468          435,928          468,176
                                                   -----------      -----------      -----------
                 Income before income taxes          3,434,214        5,068,668        4,809,272
Income taxes                                         1,137,000        1,648,000        1,539,000
                                                   -----------      -----------      -----------
                 Net income                        $ 2,297,214        3,420,668        3,270,272
                                                   ===========      ===========      ===========
Net income per common share:
     Basic                                         $      0.42             0.62             0.55
     Diluted                                              0.41             0.61             0.55
Weighted average shares outstanding:
     Basic                                           5,487,915        5,526,139        5,980,467
     Diluted                                         5,606,332        5,609,079        5,995,353


See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2002, 2001, and 2000


                                                       COMMON STOCK                                  ACCUMULATED
                                             ------------------------   CAPITAL IN                      OTHER
                                               NUMBER                    EXCESS OF     RETAINED     COMPREHENSIVE
                                             OF SHARES      AMOUNT       PAR VALUE     EARNINGS         INCOME         TOTAL
                                            -----------   -----------   -----------   -----------    -----------   -----------
Balance, December 31, 1999                    6,073,097   $   607,310            --    14,647,668             --    15,254,978
     Stock options exercised                     16,223         1,622        71,871            --             --        73,493
     Purchase and retirement
        of common stock                        (279,889)      (27,989)      (71,871)   (1,553,475)            --    (1,653,335)
     Dividends declared
        ($0.225 per share)                           --            --            --    (1,330,120)            --    (1,330,120)
     Net income and comprehensive
        income                                       --            --            --     3,270,272             --     3,270,272
                                            -----------   -----------   -----------   -----------    -----------   -----------
Balance, December 31, 2000                    5,809,431       580,943            --    15,034,345             --    15,615,288
     Stock options exercised                     29,425         2,942       169,496            --             --       172,438
     Purchase and retirement
        of common stock                        (362,403)      (36,240)      (64,439)   (2,337,574)            --    (2,438,253)
     Dividends declared
        ($0.24 per share)                            --            --            --    (1,311,270)            --    (1,311,270)
     Net income                                      --            --            --     3,420,668             --     3,420,668
     Adjustment for unrealized gain on
        marketable equity securities                 --            --            --            --          9,101         9,101
                                                                                                                   -----------
     Comprehensive income                                                                                            3,429,769
                                            -----------   -----------   -----------   -----------    -----------   -----------
Balance, December 31, 2001                    5,476,453       547,645       105,057    14,806,169          9,101    15,467,972
     Stock options exercised                     21,736         2,174       133,710            --             --       135,884
     Purchase and retirement
        of common stock                         (28,000)       (2,800)     (193,200)           --             --      (196,000)
     Dividends declared
        ($.24 per share)                             --            --            --    (1,317,782)            --    (1,317,782)
     Net income                                      --            --            --     2,297,214             --     2,297,214
     Adjustment for unrealized gain on
        marketable equity securities                 --            --            --            --         (7,466)       (7,466)
                                                                                                                   -----------
     Comprehensive income                                                                                            2,289,748
                                            -----------   -----------   -----------   -----------    -----------   -----------
Balance, December 31, 2002                    5,470,189   $   547,019        45,567    15,785,601          1,635    16,379,822
                                            ===========   ===========   ===========   ===========    ===========   ===========


See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001, and 2000

                                                                           2002              2001              2000
                                                                       -----------       -----------       -----------
Cash flows from operating activities:
     Net income                                                        $ 2,297,214         3,420,668         3,270,272
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Loss on disposition of long-term assets                           2,824               331            56,635
           Depreciation and amortization                                   875,940           798,859           730,231
           Deferred income taxes                                           170,000            17,000            77,000
           Changes in operating assets and liabilities,
              net of effect of acquisitions:
                 Trade accounts receivable                                 305,986          (826,753)         (350,199)
                 Other receivables                                          (7,309)           88,280            20,674
                 Inventories                                               (92,746)          (44,074)          (22,471)
                 Prepaid expenses                                          (72,731)           30,146           (81,704)
                 Accounts payable                                         (129,522)          133,044             6,073
                 Accrued compensation and vacation                        (143,585)           77,828           (71,410)
                 Other accrued expenses                                     32,641           (38,150)          (26,240)
                 Accrued product warranties                                 15,615           (50,384)          (12,025)
                 Accrued income taxes                                      170,080            (3,105)         (161,242)
                                                                       -----------       -----------       -----------
                    Net cash provided by operating activities            3,424,407         3,603,690         3,435,594
                                                                       -----------       -----------       -----------
Cash flows from investing activities:
     Purchases of marketable securities                                 (4,172,557)       (1,211,734)       (5,324,204)
     Proceeds from sales or maturities of marketable securities          4,992,124         6,183,844         5,063,669
     Cash paid in acquisitions, net of cash acquired                            --        (3,606,234)               --
     Purchases of property and equipment                                  (378,392)         (515,549)         (540,097)
     Proceeds from sale of property and equipment                               --               705            18,686
     Purchases and development of software                                (374,220)         (427,074)               --
     Purchases of patents and trademarks                                   (54,658)          (34,884)         (414,629)
     Other                                                                  (6,479)           (6,632)           (6,188)
                                                                       -----------       -----------       -----------
                    Net cash provided by (used in)
                       investing activities                                  5,818           382,442        (1,202,763)
                                                                       -----------       -----------       -----------
Cash flows from financing activities:
     Proceeds from the exercise of stock options                           135,884           109,658            40,368
     Purchase and retirement of common stock                              (196,000)       (2,378,473)       (1,620,804)
     Dividends paid                                                     (1,318,095)       (1,328,663)       (1,286,291)
                                                                       -----------       -----------       -----------
                    Net cash used in financing activities               (1,378,211)       (3,597,478)       (2,866,727)
                                                                       -----------       -----------       -----------
                    Net increase (decrease) in cash and temporary
                       cash investments                                  2,052,014           388,654          (633,896)
Cash and temporary cash investments:
     Beginning of year                                                   1,030,596           641,942         1,275,838
                                                                       -----------       -----------       -----------
     End of year                                                       $ 3,082,610         1,030,596           641,942
                                                                       ===========       ===========       ===========
Supplemental disclosures of cash flow information:
     Cash paid during the year for income taxes                        $   797,180         1,677,736         1,623,242
Supplemental schedule of noncash investing and
     financing activities:
        Noncash purchase and retirement of common stock                $        --            59,780            32,531
        Noncash exercise of stock options                                       --            62,780            33,125
        Dividends accrued                                                  328,211           328,524           348,916


See accompanying notes to consolidated financial statements.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


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

     (c)  MARKETABLE SECURITIES

          Marketable securities at December 31, 2002 consist of United States government obligations, municipal bonds, and certificates of deposit. The Company classifies its debt and marketable equity securities as available-for-sale.

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

     (d)  INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, and market represents the lower of replacement cost or estimated net realizable value.

     (e)  PROPERTY, PLANT, AND EQUIPMENT

          Property, plant, and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


          in income for the period. The cost of maintenance and repairs is charged to income as incurred and significant renewals and betterments are capitalized.

     (f)  INTANGIBLE ASSETS

          Intangible assets consist of goodwill, technology rights, patents, software development costs, and trademarks. Technology rights, patents, software development costs, and trademarks are carried at cost less accumulated amortization. Costs incurred in connection with applications for new patents are deferred until a final determination, with respect to the application, is made by appropriate regulatory agencies. Costs of patents abandoned are charged to income in the period of abandonment. Technology rights and software development costs are amortized on a straight-line basis over 3 to 10 years. Patent costs are amortized over the lesser of 17 years or their estimated useful lives using the straight-line method. Trademarks are amortized over five years.

          Goodwill represents the excess of the purchase price over the fair value of assets acquired.

     (g)  INCOME TAXES

          The Company uses the asset-and-liability method for computing its deferred taxes. Under the asset-and-liability method, deferred taxes are based on the difference between the financial statement and tax basis of assets and liabilities and the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense represents the change in deferred tax assets and liabilities during the year.

     (h)  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect the results of operations or financial condition of the Company include the estimation of doubtful accounts receivable and inventory obsolescence.

     (i)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

          The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (j)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company's financial instruments are recorded in its consolidated balance sheet. The carrying amount for cash and temporary cash investments, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


          instruments. The fair values of investments in marketable securities are based on quoted market prices and are summarized in note 2.

     (k)  REVENUE RECOGNITION

          Revenue is recognized upon shipment of product or upon completion of services.

     (l)  ADVERTISING COSTS

          The Company incurs advertising costs associated with trade shows, print advertising, and brochures. Such costs are charged to expense as incurred. Advertising expense was $325,000, $302,000, and $211,000 in 2002, 2001, and 2000, respectively.

     (m)  NET INCOME PER COMMON SHARE

          Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and dilutive potential common shares outstanding during the year.

     (n)  STOCK-BASED EMPLOYEE COMPENSATION

          The Company uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 (Opinion 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company adopted the disclosure provisions for employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


          The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized with respect to the Company's stock option plans. Had compensation cost for these plans been determined based on the fair value methodology prescribed by SFAS No. 123, the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below:

                                                                 2002               2001               2000
                                                            -------------       ------------       ------------
          Net income - as reported                          $   2,297,214          3,420,668          3,270,272
          Deduct:  Total stock-based employee
               compensation expense determined under
               fair value based method for all awards,
               net of related tax effects                        (253,251)          (287,151)          (203,645)
                                                            -------------       ------------       ------------
          Net income - pro forma                            $   2,043,963          3,133,517          3,066,627
                                                            =============       ============       ============
          Net income per common share - as reported:
               Basic                                        $        0.42               0.62               0.55
               Diluted                                               0.41               0.61               0.55
          Net income per common share - pro forma:
               Basic                                                 0.37               0.57               0.51
               Diluted                                               0.36               0.56               0.51

          The pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000:

                                                 2002                  2001                 2000
                                          -------------------   -------------------   ------------------
          Dividend yield                          3.0%                  3.1%                 3.3%
          Expected volatility                      38%                   44%                  53%
          Risk-free interest rate                 4.0%                  4.6%                 6.2%
          Expected lives (in years)                7.9                   8.0                  7.9

     (o)  RECLASSIFICATIONS

          Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

     (p)  NEW ACCOUNTING PRONOUNCEMENTS

          The Company adopted the provisions of Statement No. 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 have not been amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 were amortized prior to the adoption of Statement No. 142.

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


          The Company adopted the provisions of FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective January 1, 2002. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that statement. The adoption of SFAS No. 144 did not impact the Company's financial condition or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45
          (FIN 45), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. The Company does not expect the adoption of FIN 45 to have an impact on its financial position and results of operations.

          In December 2002, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

(2)  MARKETABLE SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type at December 31, 2002 and 2001 were as follows:

                                                              2002
                                   ---------------------------------------------------------------
                                                      GROSS          GROSS
                                                    UNREALIZED     UNREALIZED
                                    AMORTIZED        HOLDING        HOLDING           FAIR
                                        COST          GAINS          LOSSES            VALUE
                                   ---------------------------------------------------------------
     Available for sale:
          Municipal bonds           $  396,782           1,635              --         398,417
          Certificates of deposit    2,678,871              --              --       2,678,871
                                    ----------      ----------      ----------      ----------
                                    $3,075,653           1,635              --       3,077,288
                                    ==========      ==========      ==========      ==========

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                                                                2001
                                    --------------------------------------------------------------
                                                         GROSS          GROSS
                                                      UNREALIZED      UNREALIZED
                                      AMORTIZED         HOLDING        HOLDING         FAIR
                                         COST            GAINS          LOSSES         VALUE
                                    --------------------------------------------------------------
     Available for sale:
          Municipal bonds             $1,085,799           9,101              --       1,094,900
          Certificates of deposit      2,809,421              --              --       2,809,421
                                      ----------      ----------      ----------      ----------
                                      $3,895,220           9,101              --       3,904,321
                                      ==========      ==========      ==========      ==========

     For the years ended December 31, 2002, 2001, and 2000, gross realized gains were $0, $18,753, and $0, respectively. For the years ended December 31, 2002, 2001, and 2000, gross realized losses were $0, $1,253, and $0, respectively.

     Maturities of investment securities classified as available-for-sale were as follows at December 31, 2002 and 2001:

                                               2002                             2001
                                --------------------------------    ------------------------------
                                     AMORTIZED          FAIR          AMORTIZED        FAIR
                                       COST             VALUE           COST           VALUE
                                --------------------------------    ------------------------------
     Available-for-sale:
          Due within one year        $2,215,870       2,215,870       3,160,430       3,168,858
          Due after one
             through five years         859,783         861,418         734,790         735,463
                                     ----------      ----------      ----------      ----------
                                     $3,075,653       3,077,288       3,895,220       3,904,321
                                     ==========      ==========      ==========      ==========

(3)  INVENTORIES

     The major components of inventories at December 31, 2002 and 2001 were as follows:

                                2002           2001
                            ----------      ----------
     Finished products      $  449,870         338,852
     Work-in-process         1,323,996       1,316,881
     Raw materials           1,980,923       2,006,310
                            ----------      ----------
                            $3,754,789       3,662,043
                            ==========      ==========

(4)  PROPERTY, PLANT, AND EQUIPMENT

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


     Property, plant, and equipment at December 31, 2002 and 2001 consisted of the following:

                                                                                            ESTIMATED
                                                          2002               2001         USEFUL LIVES
                                                      -----------       -----------       -------------
     Land                                             $   200,000           200,000                  --
     Buildings                                            445,833           445,833            27 years
     Machinery and equipment                            3,537,747         3,197,277       3 to 10 years
     Office equipment                                     667,738           651,960       2 to 15 years
     Leasehold improvements                               660,984           654,526        1 to 5 years
     Vehicles                                             168,759           168,759        3 to 5 years
                                                      -----------       -----------       -------------
                      Total property, plant, and        5,681,061         5,318,355
                         equipment
     Less accumulated depreciation                     (3,593,392)       (3,054,850)
                                                      -----------       -----------
                      Net property, plant, and
                         equipment                    $ 2,087,669         2,263,505
                                                      ===========       ===========


     Depreciation and amortization of property, plant, and equipment charged to earnings was $539,387, $525,254, and $468,613 for the years ended December 31, 2002, 2001, and 2000, respectively.

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

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

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


     The following table presents a reconciliation of net income and income per share adjusted for the exclusion of goodwill, net of tax:

                                                       Twelve Months Ended
                                                           December 31,
                                                  -----------------------------
                                                     2002               2001
                                                  ----------         ----------
     Reported net income                          $2,297,214         $3,420,668
     Add:  Goodwill amortization, net of tax              --             77,140
                                                  ----------         ----------
     Adjusted net income                          $2,297,214         $3,497,808
                                                  ==========         ==========

     Reported basic income per share              $     0.42         $     0.62
     Add:  Goodwill amortization, net of tax              --                .01
                                                  ----------         ----------
     Adjusted basic income per share              $     0.42         $     0.63
                                                  ==========         ==========

     Reported diluted income per share            $     0.41         $     0.61
     Add:  Goodwill amortization, net of tax              --                .01
                                                  ----------         ----------
     Adjusted diluted income per share            $     0.41         $     0.62
                                                  ==========         ==========


     As of December 31, 2002, we have unamortized goodwill in the amount of $1,346,795. Other intangible assets (all of which are being amortized except projects in process) are as follows:

                                         As of December 31, 2002
                                  -----------------------------------
                                  Carrying  Accumulated
                                   Amount   Amortization       Net
                                -------------------------------------
     Patents                    $  544,087    $157,141     $  386,946
     Trademarks and tradenames      84,088      53,916         30,172
     Technology rights             784,008     307,908        476,100
     Other intangibles             270,150      81,094        189,056
     Projects in process            13,602        --           13,602
                                -------------------------------------
                                $1,695,935    $600,059     $1,095,876
                                =====================================


     Total amortization expense for the twelve months ended December 31, 2002 was $178,597. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of December 31, 2002 is as follows:

                        Estimated Expense
                        -----------------
     2003                   $176,828
     2004                    176,472
     2005                    176,378
     2006                    163,071
     2007                    156,499

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(6)  WARRANTY GUARANTEES

     The Company provides a warranty for most of its products. Warrantees are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs, at our location. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer's directions, are excluded from warranty coverage.

     Warranty expense is accrued at the time of sales based on historical claims experience. Special warranty reserves are also accrued for special rework campaigns for known major product modifications. The Company also offers service contracts for select products when the factory warranty period expires.

     Warranty provisions and claims for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                                           Balance at                                    Balance
                                                            beginning        Warranty     Warranty       at end
     Years:                                                  of year        Provisions     Claims        of year
     ------                                                -----------      ----------    --------       --------
     Year ended December 31, 2002
        Allowance for product warranties                      $251,000       401,000       385,000        267,000
     ------------------------------------------------------------------------------------------------------------

     Year ended December 31, 2001
        Allowance for product warranties                      $272,000       336,000(1)    357,000       251,000
     ------------------------------------------------------------------------------------------------------------

     Year ended December 31, 2000
        Allowance for product warranties                      $284,000       318,000       330,000        272,000
     ------------------------------------------------------------------------------------------------------------

(1) Includes adjustment for acquisition.


(7)  COMMITMENTS AND CONTINGENCIES

     (a)  LEASES

          The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through June 2010 and require the Company to pay operating costs, including real estate taxes.

          Rental expense, including charges for operating costs, was as follows:

                  2002                  2001                  2000
           ------------------    ------------------    ------------------
           $          440,580               429,329               410,303

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


          The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2002:

          Year ending December 31:
               2003                           $       333,000
               2004                                   297,000
               2005                                   254,000
               2006                                   260,000
               2007                                   260,000
               Later years                            673,000
                                               -------------------
                                               $     2,077,000
                                               ===================

     (b)  EXECUTIVE SEVERANCE AGREEMENTS

          The Company has entered into severance agreements with four executives that require payment of two times their annual salary if they are terminated within 24 months after a change of control occurs or upon the occurrence of other events as described in the agreements.

(8)  INCOME TAXES

     The provision for income taxes consists of the following:

                                                          2002            2001           2000
                                                       ----------      ----------      ----------
     Current tax expense:
          Federal                                     $  803,000       1,410,000       1,246,000
          State                                          164,000         221,000         216,000
                                                      ----------      ----------      ----------
                      Total current expense              967,000       1,631,000       1,462,000
     Deferred                                            170,000          17,000          77,000
                                                      ----------      ----------      ----------
                      Provision for income taxes      $1,137,000       1,648,000       1,539,000
                                                      ==========      ==========      ==========

     The effective income tax rate varies from the federal statutory tax rate for the following reasons:

                                                        PERCENTAGE OF PRETAX INCOME
                                                        FOR YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2002        2001        2000
                                                    ---------   ---------   ----------
     Tax at statutory federal income tax rate          34.0%       34.0%       34.0%
     Increases (reductions) in taxes
          resulting from:
             State income taxes, net of federal
                benefit                                 3.5         2.9         3.0
             Export incentives                         (3.3)       (2.9)       (2.3)
             Tax-exempt investment earnings            (0.2)       (0.8)       (1.9)
             Other                                     (0.9)       (0.7)       (0.8)
                                                     ------      ------      ------
                      Effective income tax rate        33.1%       32.5%       32.0%
                                                     ======      ======      ======

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


     The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2002 and 2001 were as follows:

                                                                2002            2001
                                                              ---------       ---------
     Deferred tax assets:
          Allowance for doubtful accounts                     $  76,000          72,000
          Inventory costs                                        24,000          17,000
          Inventory reserves                                    214,000         161,000
          Warranty reserves                                     100,000          85,000
          Other accruals                                        100,000         113,000
                                                              ---------       ---------
                      Total deferred tax assets                 514,000         448,000
                                                              ---------       ---------
     Deferred tax liabilities:
          Technology rights                                    (135,000)       (151,000)
          Fixed assets and intangibles                         (439,000)       (187,000)
                                                              ---------       ---------
                      Total deferred tax liabilities           (574,000)       (338,000)
                                                              ---------       ---------
                      Net deferred tax (liability) asset      $ (60,000)        110,000
                                                              =========       =========

     The Company has determined that establishing a valuation allowance for the deferred tax assets is not required since it is more likely than not that the deferred tax assets will be realized through future taxable income.

(9)  STOCKHOLDERS' EQUITY

     From time to time, the Company's board of directors authorizes the repurchase of common stock. In November 2002, the Company's board of directors authorized the repurchase of up to $2 million of the Company's common stock. No common stock has been acquired by the Company pursuant to this authorization.

     As of December 31, 2002, the Company has reserved 384,260 shares of common stock for options that are still available for grant under the Company's stock option plans, and 686,587 shares for options that have been granted but have not yet been exercised.

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

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


     Information regarding the Company's stock option plans for 2002, 2001, and 2000 was as follows:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                                  EXERCISE
                                                  SHARES           PRICE
                                                -----------     -----------
     Options outstanding, December 31, 1999       228,893       $   6.83
          Granted                                 197,000           5.87
          Exercised                               (16,223)          4.53
          Canceled or expired                     (28,655)          6.29
                                                -----------     -----------
     Options outstanding, December 31, 2000       381,015           6.47
          Granted                                 216,750           6.94
          Exercised                               (29,425)          5.86
          Canceled or expired                     (28,545)          5.81
                                                -----------     -----------
     Options outstanding, December 31, 2001       539,795           6.73
          Granted                                 177,750           7.30
          Exercised                               (21,736)          6.25
          Canceled or expired                      (9,222)          6.89
                                                -----------     -----------
     Options outstanding, December 31, 2002       686,587       $   6.89
                                                ===========     ===========

                                                         2002              2001            2000
                                                     ------------      ------------     -----------
     Weighted average fair value of options,
          granted during the year                     $      2.51            2.68            2.67
     Weighted average exercise price of
          options, exercisable at end of year                6.90            6.73            6.66
     Options exercisable, at end of year                  451,879         332,333         221,440

     At December 31, 2002, the weighted average remaining contractual life of outstanding options was 8.0 years.

(10) NET INCOME PER COMMON SHARE

     The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the years ended December 31, 2002, 2001, and 2000:

                                                         2002              2001            2000
                                                     ------------      ------------     -----------
     Weighted shares of common stock
          outstanding - basic                         5,487,915           5,526,139      5,980,467
     Weighted shares of common stock
          assumed upon exercise of stock options        118,417              82,940         14,886
                                                     ------------      ------------     -----------
     Weighted shares of common stock
          outstanding - diluted                       5,606,332           5,609,079      5,995,353
                                                     ============      ============     ===========

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


     The following represents securities outstanding at December 31, 2002, 2001, and 2000, which have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive:

                           2002                  2001                 2000
                        ---------              --------             --------
     Options             250,020                59,780               94,620

(11) SALES

     Export sales were $6,576,975, $8,303,688, and $7,067,386 in 2002, 2001, and
     2000, respectively. Of the export sales, $1,716,372, $1,855,840, and $3,182,898 in 2002, 2001, and 2000, respectively, were to customers in Western Europe. Sales to customers in Japan were $1,752,285, $3,282,264, and $1,833,964 for 2002, 2001, and 2000, respectively. The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 8%, 10%, and 16% of sales in 2002, 2001, and 2000, respectively. Another independent representative accounted for approximately 7%, 14%, and 9% of sales in 2002, 2001, and 2000, respectively.

(12) SAVINGS AND RETIREMENT PLAN

     The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company's contributions to this plan in 2002, 2001, and 2000 were $74,085, $53,412, and $47,895, respectively.

(13) ACQUISITION

     Effective October 1, 2001, the Company acquired Baseline-MOCON, Inc. (Baseline) of Lyons, Colorado, a manufacturer of gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, and industrial hygiene and safety applications. This acquisition increases the number of gas chromatography markets served by the Company and is expected to reduce costs through economies of scale. The acquisition, valued at approximately $3.6 million, was recorded using the purchase method of accounting and, accordingly, the acquired operations of Baseline have been included in the results of operations since the date of acquisition. The purchase price has been allocated to the net assets acquired based on estimated fair market values at the date of acquisition. The assets that comprise the $268,000 of other intangibles include: trademarks of $3,000, customer list of $30,000, backlog valuation of $15,000, product designs and drawings of $50,000, product manuals and marketing materials of $40,000, computer software of $80,000, and proprietary processes of $50,000. The cost of acquired intangible assets are being amortized on a straight-line basis typically over periods of 2 to 5 years. The estimated fair values of assets and liabilities acquired in the acquisition are summarized as follows:

                          MOCON, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                                                      TOTAL
                                                   -----------
               Cash                                $     3,397
               Net current assets                    2,124,712
               Property, plant, and equipment        1,077,417
               Goodwill                                619,561
               Other intangibles                       268,000
               Other assets                              2,150
               Current liabilities                    (468,151)
               Long-term liabilities                   (17,455)
                                                   -----------
                                                   $ 3,609,631
                                                   ===========

     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Baseline had occurred as of the beginning of fiscal 2000. Pro forma adjustments consist primarily of amortization of other intangibles:

                                               2001                 2000
                                         ---------------       ---------------
     Net sales                           $    22,055,156         22,392,429
     Net income                                3,270,669          3,422,911

     Net income per common share:
          Basic                                     0.59               0.57
          Diluted                                   0.58               0.57

                                   MOCON, INC.

                        EXHIBIT INDEX TO ANNUAL REPORT ON
                                    FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

Item                                                                                              Method of
 No.                                        Item                                                   Filing
-----      -----------------------------------------------------------------------------       ----------------
3.1        Restated Articles of Incorporation of the Company                                         (1)

3.2        Amendment to Restated Articles of Incorporation of the Company, effective
           May 27, 1987                                                                              (2)

3.3        Amendment to Restated Articles of Incorporation of the Company, effective
           June 28, 1991                                                                             (3)

3.4        Amendment to Restated Articles of Incorporation of the Company, effective
           May 21, 1998                                                                             (11)

3.5        Amendment to Restated Articles of Incorporation of the Company, effective
           May 26, 1999                                                                             (13)

3.6        Third Restated Bylaws of the Company                                                      (4)

10.1       Office/Warehouse Lease, dated July 29, 1994                                               (5)

10.2       Office/Warehouse Lease Extension, dated June 6, 1997                                      (8)

10.3       Office/Warehouse Lease, dated November 17, 1999                                          (13)

10.4       1990 Non-Employee Director Stock Option Plan                                              (3)

10.5       1992 Stock Option Plan                                                                    (6)

10.6       1998 Stock Option Plan, as amended                                                        (9)

10.7       1999  Compensation Committee resolutions setting forth the Incentive
           Compensation Plan                                                                        (12)

10.8       Paired Profit Sharing Plan effective July 1, 1996                                         (7)

10.9       Agency and Service  Agreement, dated January 1, 1987, between the Company
           and MoCon FSC, Inc.                                                                       (4)


10.10      Foreign Sales Corporation Suppliers Agreement, dated March 28, 1985,
           between the Company and MoCon FSC, Inc.                                                   (4)

10.11      Agreement and Plan of Merger, dated November 20, 1998, by and among Modern
           Controls, Inc., MOCON Acquisition Corporation and Lab Connections, Inc.                  (10)

10.12      Form of Executive Severance Agreement                                                    (14)

10.13      Stock Purchase Agreement dated October 24, 2001 by and among MOCON, Inc.,
           Questar InfoComm, Inc. and Questar Corporation                                           (15)

10.14      2003 Compensation Committee resolution setting forth the Incentive
           Compensation Plan                                                                        (16)

10.15      MOCON, Inc. Savings and Retirement Plan                                                  (16)

21.1       Subsidiaries of the Company                                                              (16)

23.1       Independent Auditors' Consent                                                            (16)

99         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                  (16)

-----------------------

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