Form 10-Q
period 2003-03-31
MOCON INC
filed 2003-05-15
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2003

                                       or

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

YES ____  NO __X__


5,414,919 Common Shares were outstanding as of March 31, 2003

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                      For the Quarter Ended March 31, 2003


                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION


  Item 1.  Financial Statements
    Consolidated Balance Sheets
         March 31, 2003 (Unaudited) and December 31, 2002                    1


    Consolidated Statements of Income (Unaudited)
         Three months ended March 31, 2003 and 2002                          2


    Consolidated Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2003 and 2002                          3


    Notes to Consolidated Financial Statements (Unaudited)                  4-7


  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                               8-10


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       11


  Item 4.  Controls and Procedures                                          11



PART II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                                 12


Signatures                                                                  13


Certifications                                                             14-15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   MOCON, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,     December 31,
ASSETS                                                      2003          2002
                                                        -----------   -----------
  Current assets:
    Cash and temporary cash investments                 $ 1,802,847   $ 3,082,610
    Marketable securities, current                        3,230,757     2,215,870
    Accounts receivable, net                              3,031,570     3,965,444
    Other receivables                                        39,089        37,836
    Inventories                                           3,762,457     3,754,789
    Prepaid expenses                                        288,247       323,050
    Deferred income taxes                                   265,741       265,741
                                                        -----------   -----------
        Total current assets                             12,420,708    13,645,340
                                                        -----------   -----------

  Marketable securities, noncurrent                       1,953,195       861,418
                                                        -----------   -----------

  Net property, plant and equipment                       1,976,184     2,087,669
                                                        -----------   -----------

  Other assets:
    Software development costs, net                         603,927       638,660
    Goodwill, net                                         1,346,795     1,346,795
    Technology rights and other intangibles, net          1,018,152     1,095,876
    Other                                                   146,703       145,198
                                                        -----------   -----------
        Total other assets                                3,115,577     3,226,529
                                                        -----------   -----------

          TOTAL ASSETS                                  $19,465,664   $19,820,956
                                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                    $ 1,077,532   $ 1,171,575
    Accrued compensation and vacation                       485,556       630,321
    Other accrued expenses                                  225,453       354,292
    Accrued product warranties                              269,066       266,933
    Accrued income taxes                                    489,569       364,117
    Dividends payable                                       353,773       328,211
                                                        -----------   -----------
        Total current liabilities                         2,900,949     3,115,449

  Deferred income taxes                                     320,285       325,685
                                                        -----------   -----------

          Total liabilities                               3,221,234     3,441,134
                                                        -----------   -----------

  Stockholders' equity:
    Common stock - $.10 par value                           541,492       547,019
    Capital in excess of par value                           13,897        45,567
    Retained earnings                                    15,687,372    15,785,601
    Accumulated other comprehensive income                    1,669         1,635
                                                        -----------   -----------
        Total stockholders' equity                       16,244,430    16,379,822
                                                        -----------   -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                         $19,465,664   $19,820,956
                                                        ===========   ===========

See accompanying notes to consolidated financial statements.

                      MOCON, INC.

           CONSOLIDATED STATEMENTS OF INCOME
                      (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
Sales
  Products                                          $4,591,863   $4,387,612
  Consulting services                                  437,287      441,066
                                                    ----------   ----------
     Total sales                                     5,029,150    4,828,678
                                                    ----------   ----------

Cost of sales
  Products                                           2,055,423    1,962,039
  Consulting services                                  215,645      270,970
                                                    ----------   ----------
     Total cost of sales                             2,271,068    2,233,009
                                                    ----------   ----------

Gross profit                                         2,758,082    2,595,669
                                                    ----------   ----------

Selling, general and administrative expenses         1,510,989    1,470,307

Research and development expenses                      346,318      299,156
                                                    ----------   ----------

Total operating expenses                             1,857,307    1,769,463
                                                    ----------   ----------

Operating income                                       900,775      826,206

Investment income                                       31,902       59,630
                                                    ----------   ----------

Income before income taxes                             932,677      885,836

Income taxes                                           326,000      288,000
                                                    ----------   ----------

Net income                                          $  606,677   $  597,836
                                                    ==========   ==========

Net income per common share:
     Basic                                          $     0.11   $     0.11
                                                    ==========   ==========
     Diluted                                        $     0.11   $     0.11
                                                    ==========   ==========

Weighted average shares outstanding:
     Basic                                           5,456,766    5,478,851
                                                    ==========   ==========
     Diluted                                         5,531,344    5,633,997
                                                    ==========   ==========

See accompanying notes to consolidated financial statements.

                                   MOCON, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months
                                                                                 Ended March 31,
                                                                            --------------------------
                                                                               2003           2002
                                                                            -----------    -----------
Cash flows from operating activities:
   Net income                                                               $   606,677    $   597,836
   Adjustments to reconcile net income to net cash provided by operating activities:
     Loss on intangible assets                                                   18,520             --
     Depreciation and amortization                                              245,816        207,608
     Deferred income taxes                                                       (5,400)            --
     Changes in operating assets and liabilities:
       Accounts receivable                                                      933,874        333,744
       Other receivables                                                         (1,253)       (10,748)
       Inventories                                                               (7,668)      (269,505)
       Prepaid expenses                                                          34,803         28,728
       Accounts payable                                                         (94,043)      (246,390)
       Accrued compensation and vacation                                       (144,765)      (354,615)
       Other accrued expenses                                                  (128,839)      (102,412)
      Accrued product warranties                                                  2,133        (10,924)
      Accrued income taxes                                                      125,452        222,559
                                                                            -----------    -----------
   Net cash provided by operating activities                                  1,585,307        395,881
                                                                            -----------    -----------

Cash flows from investing activities:
   Purchases of marketable securities                                        (2,987,960)       (19,179)
   Proceeds from sales of marketable securities                                 881,330        572,303
   Purchases of property and equipment                                          (21,954)      (129,149)
   Purchases and development of software                                        (18,440)      (132,793)
   Purchases of patents, trademarks and technology rights                            --        (13,464)
   Other                                                                         (1,505)        (1,769)
                                                                            -----------    -----------
   Net cash (used in) provided by investing activities                       (2,148,529)       275,949
                                                                            -----------    -----------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                                   29,539         27,236
   Purchases and retirement of common stock                                    (419,400)            --
   Dividends paid                                                              (328,360)      (328,650)
   Other                                                                          1,680             --
                                                                            -----------    -----------
   Net cash used in financing activities                                       (716,541)      (301,414)
                                                                            -----------    -----------

Net (decrease) increase in cash and
   temporary cash investments                                                (1,279,763)       370,416

Cash and temporary cash investments:
   Beginning of period                                                        3,082,610      1,030,596
                                                                            -----------    -----------
   End of period                                                            $ 1,802,847    $ 1,401,012
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for income taxes                             $   205,948    $    65,441

Supplemental schedule of noncash investing and financing activities:
   Unrealized holding gain on available-for-sale securities                 $     1,669    $     5,358
   Dividends accrued                                                            353,773        328,524

See accompanying notes to consolidated financial statements.

                                   MOCON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Consolidated Financial Statements

The consolidated balance sheet as of March 31, 2003, the consolidated statements of income for the three-month periods ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003, and for all periods presented, have been made. The results of operations for the period ended March 31, 2003 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in our December 31, 2002 annual report to shareholders.

Stock-Based Compensation

We use the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 (Opinion 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock.

We have adopted the disclosure-only provisions for employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standard (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. No stock options were granted during the three-month periods ended March 31, 2003 and 2002.

Had we recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS No. 123, our net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                    Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2003           2002
                                                 -----------    -----------
Net income - as reported                         $   606,677    $   597,836
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards, net
   of related tax effects                            (39,756)       (37,194)
                                                 -----------    -----------

Net income - pro forma                           $   566,921    $   560,642
                                                 ===========    ===========

Net income per common share - as reported:
   Basic                                         $      0.11    $      0.11
   Diluted                                       $      0.11    $      0.11

Net income per common share - pro forma:
   Basic                                         $      0.10    $      0.10
   Diluted                                       $      0.10    $      0.10

Note 2 - Inventories

Inventories consist of the following:

                                          March 31,  December 31,
                                            2003         2002
                                         ----------   ----------
Finished Products                        $  357,826   $  449,870
Work in Process                           1,506,289    1,323,996
Raw Materials                             1,898,342    1,980,923
                                         ----------   ----------
                                         $3,762,457   $3,754,789
                                         ==========   ==========

Note 3 - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three- month periods ended March 31, 2003, and 2002:

                                             Three Months Ended
                                                 March 31,
                                           ---------------------
                                             2003        2002
                                           ---------   ---------
Weighted shares of common stock
   outstanding - basic                     5,456,766   5,478,851
Weighted shares of common stock
   issuable upon exercise of outstanding
   stock options                              74,578     155,146
                                           ---------   ---------
Weighted shares of common stock
   outstanding - diluted                   5,531,344   5,633,997
                                           =========   =========

Note 4 - Goodwill and Intangible Assets

As of March 31, 2003, we have unamortized goodwill in the amount of $1,346,795. Other intangible assets (all of which are being amortized) are as follows:

                                   As of March 31, 2003
                            ------------------------------------
                              Carrying  Accumulated
                               Amount   Amortization     Net
                            ----------   ----------   ----------
Patents                     $  513,994   $  158,033   $  355,961
Trademarks and tradenames       86,934       55,108       31,826
Technology rights              784,008      329,480      454,528
Other intangibles              270,150       94,313      175,837
                            ----------   ----------   ----------
                            $1,655,086   $  636,934   $1,018,152
                            ==========   ==========   ==========

Total amortization expense for the three months ended March 31, 2003 and 2002 was $45,602 and $44,301, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of March 31, 2003 is as follows:

                                    Estimated Expense
                                   -------------------
                    2003                 179,725
                    2004                 179,369
                    2005                 179,275
                    2006                 165,916
                    2007                 158,256

Note 5 - Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized. At March 31, 2003, and March 31, 2002, this resulted in a net unrealized gain of $1,669 and $5,358, respectively, within stockholders' equity.

Note 6 - Comprehensive Income

                                            Three Months Ended
                                                 March 31,
                                              2003        2002
                                           ---------   ---------
Net income                                 $ 606,677   $ 597,836
Net unrealized gain (loss) on marketable
securities                                        34      (3,743)
                                           ---------   ---------
Comprehensive income                       $ 606,711   $ 594,093
                                           =========   =========

Note 7 - Warranty Guarantees

We provide a warranty for most of our products. Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs, at our location. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer's directions, are excluded from warranty coverage.

Warranty expense is accrued at the time of sales based on historical claims experience. Special warranty reserves are also accrued for special rework campaigns for known major product modifications. We also offer service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the three-month periods ended March 31, 2003 and 2002 were as follows:

                                     Three Months Ended
                                         March 31,
                                       2003       2002
                                     --------   --------
               Beginning balance     $266,933   $251,318
               Warranty provisions     60,472     58,048
               Warranty claims         58,339     68,971
                                     --------   --------
               Ending balance        $269,066   $240,395
                                     ========   ========

                                   MOCON, INC.

Item 2.  Management's Discussion and Analysis of Results of Operations and
         ------------------------------------------------------------------
         Financial Condition
         -------------------

This Form 10-Q includes certain statements that are deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect, believe, or anticipate will or may occur in the future, are forward-looking statements. The forward-looking statements in this filing are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements because these statements are subject to a number of risks and uncertainties including the risk factors described in our annual report on Form 10-K for the year ended December 31, 2002, including, but not limited to, the factors included in the section entitled "Certain Important Factors." Persons reading this Form 10-Q should carefully review the discussion of all of the risk factors described in such Form 10-K and in our other filings made from time to time with the Securities and Exchange Commission.

Summary

Sales increased 4 percent for the quarter ended March 31, 2003, compared to the same period in 2002, and net income increased 1 percent. Both basic and diluted earnings per share were 11 cents for both periods. International sales were 47 percent of sales in the three months ended March 31, 2003. We use a network of independent representatives to market and service our products in foreign countries, and expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. We have four operating locations, all of which are located in the United States.

Results of Operations

Sales for the quarter ended March 31, 2003, were $5,029,150, up 4 percent from first quarter 2002 sales of $4,828,678. The increase in 2003 sales was primarily the result of increases in the foreign sales volume of our permeation products and domestic sales volume of our weighing products, offset somewhat by decreases in the sales volume of our gas analyzer, sample preparation and gas chromatography analyzer products. The impact of price increases was not significant.

Total domestic sales for the quarter ended March 31, 2003, decreased 17 percent from the first quarter of 2002 to $2,645,077, and total foreign sales increased 44 percent to $2,384,073. Domestic sales were 53 percent of total first quarter 2003 sales, compared to $3,172,697, or 66 percent, of first quarter 2002 sales. Foreign sales were 47 percent of total first quarter 2003 sales, compared to $1,655,981, or 34 percent, of first quarter 2002 sales. This increase was due primarily to an increase in sales to customers in Japan.

We derive our revenue from product sales and consulting services, consisting of standard laboratory testing services and consulting and analytical services performed for various customers. In the first quarter of 2003, product sales were $4,591,863 and consulting services were $437,287, or 91 and 9 percent, respectively, of our total first quarter 2003 sales. This compares to product sales of $4,387,612 and consulting services of $441,066 in the first quarter of 2002, also 91 and 9 percent of total sales, respectively.

The cost of sales for product sales was 45 percent for the first quarters of both 2003 and 2002. The cost of sales for consulting services sales was 49 percent and 61 percent for the first quarters of 2003 and 2002 respectively. The decrease in the cost of consulting services sales between 2002 and 2003, both in total dollars and as a percent of sales, was primarily the result of tighter cost controls including lower headcount in 2003, particularly in the consulting and analytical services area.

Selling, general and administrative expenses were 30 percent of total sales for both the three-month periods ended March 31, 2003 and 2002. The $40,682 total dollar increase for the three months ended March 31, 2003 is due primarily to an increase in general and administrative expenses, including increases in insurance costs and professional expenses, in 2003 versus 2002.

Research and development (R&D) expenses increased $47,162 in the first quarter of 2003 compared to the first quarter of 2002. As a percent of sales, R&D expenditures were 7 percent of sales for the quarter ended March 31, 2003, and 6 percent of sales for the quarter ended March 31, 2002. The increase is primarily due to R&D expenses associated with the development of new permeation products. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets and into new markets. For the foreseeable future, we expect to spend on an annual basis approximately 6 to 8 percent of sales on R&D.

Investment income decreased $27,728 in the first quarter of 2003 as compared to the first quarter of 2002. The decrease is the result of lower average investment yields, offset somewhat by higher average investment balances in 2003 versus 2002.

Our provision for income taxes was 35 percent of income before income taxes for the three- month period ending March 31, 2003 compared to 32.5 percent for the same period in 2002. The increase in the rate is due in part to lower benefits from export tax incentives and lower tax-exempt interest income. We review the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, we expect the effective tax rate for all of 2003 to be in the range of 34 to 36 percent.

Net income was $606,677 for the first quarter of 2003, compared to $597,836 for the first quarter of 2002. Diluted net income per share was $.11 for both the first quarters of 2003 and 2002.

Liquidity and Capital Resources

We continue to maintain a strong financial position. Cash flow provided by operating activities totaled $1,585,307 in the first three months of 2003. Total cash, temporary cash investments and marketable securities increased $826,901 during the same period, primarily as a result of the net income for the period, a decrease in accounts receivable, and an increase in accrued income taxes, offset somewhat by a decrease in accounts payable and accrued compensation, repurchases of shares of our common stock totaling $419,400, and dividend payments totaling $328,360. The $933,874 year-to-date decrease in accounts receivable is primarily due to improved collection of receivables, and to lower shipments in the first quarter of 2003 compared to the fourth quarter of 2002. Inventory levels remained consistent between December 31, 2002 and March 31, 2003. The $214,500 year-to-
date decrease in current liabilities is primarily due to the decrease in accrued compensation resulting from the payment of incentive bonuses in the first quarter of 2003.

We have no long-term debt or material commitments for capital expenditures as of March 31, 2003. Our plant and equipment would not require any major expenditures to accommodate a significant increase in operating demands. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments for the foreseeable future.

Critical Accounting Policies

Our estimates related to certain significant assets and liabilities are an integral part of these consolidated financial statements. These estimates are considered critical to the consolidated financial statements because they require subjective and complex judgements. We consider our critical accounting policies to be the policies applicable to allowance for doubtful accounts, inventory reserves, and the recoverability of long-lived assets. These policies are discussed in the section of the Management's Discussion and Analysis of Financial Condition and Results of Operations entitled Critical Accounting Policies contained in our Annual Report on Form 10-K for the year ended December 31, 2002. No material change occurred in these policies in the periods covered by this report.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY. SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS No. 146 were effective for exit or disposal activities that were initiated after December 31, 2002. We adopted SFAS No. 146 during the first quarter of fiscal 2003 with no material impact on our consolidated financial statements.

                                   MOCON, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Market Risk Management

Substantially all of our marketable securities are at fixed interest rates. However, virtually all of our marketable securities mature within two years, therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

We currently sell our products and services in United States dollars; accordingly, the exposure to foreign currency exchange risk is minimal.

There have been no significant changes since December 31, 2002.

Item 4.  Controls and Procedures
         -----------------------

a. Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and President, and Vice President, Treasurer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

b. Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                   MOCON, INC.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a.       Exhibits

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.       Reports on Form 8-K

         On February 19, 2003, we furnished a report on Form 8-K under Item 9, Regulation FD Disclosure, to announce that we issued a press release on February 19, 2003 announcing preliminary results for the fourth quarter and full year period ended December 31, 2002, and filed under Item 7, Financial Statements and Exhibits, a copy of the press release dated February 19, 2003.

                                   SIGNATURES

Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MOCON, INC.
                                        Registrant

Date:  May 15, 2003                     /s/  Robert L. Demorest
                                        -----------------------
                                        Robert L. Demorest,
                                        Chairman, President and Chief
                                        Executive Officer






Date:  May 15, 2003                     /s/  Dane D. Anderson
                                        ---------------------
                                        Dane D. Anderson,
                                        Vice President, Treasurer and Chief
                                        Financial Officer

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date:  May 15, 2003
/s/  Robert L. Demorest
------------------------
Robert L. Demorest,
Chief Executive Officer and President

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date:  May 15, 2003
/s/ Dane D. Anderson
--------------------
Dane D. Anderson,
Vice President, Treasurer and Chief Financial Officer