Form 10-Q
period 2003-06-30
MOCON INC
filed 2003-08-13
CIK 67279

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2003

                                       or

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

YES ____  NO __X__


5,386,119 Common Shares were outstanding as of June 30, 2003

                                   MOCON, INC.

                               INDEX TO FORM 10-Q
                       For the Quarter Ended June 30, 2003



                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Condensed Consolidated Balance Sheets
        June 30, 2003 (Unaudited) and December 31, 2002                       1

    Condensed Consolidated Statements of Income (Unaudited)
        Three months and six months ended June 30, 2003 and 2002              2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
        Six months ended June 30, 2003 and 2002                               3

    Notes to Condensed Consolidated Financial Statements (Unaudited)        4-7

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition                              8-11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12

  Item 4.  Controls and Procedures                                           12


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders               13

  Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                   14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   MOCON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                      June 30,            December 31,
ASSETS                                                                   2003                 2002
                                                                     -----------          -----------
  Current assets:
    Cash and temporary cash investments                              $ 1,339,171          $ 3,082,610
    Marketable securities, current                                     3,328,888            2,215,870
    Trade accounts receivable, less allowance for doubtful
      accounts of $230,000 in 2003 and $202,000 in 2002                3,184,422            3,965,444
    Other receivables                                                     63,819               37,836
    Inventories                                                        3,648,923            3,754,789
    Prepaid expenses                                                     197,396              323,050
    Deferred income taxes                                                265,741              265,741
                                                                     -----------          -----------
        Total current assets                                          12,028,360           13,645,340
                                                                     -----------          -----------

  Marketable securities, noncurrent                                    2,309,324              861,418
                                                                     -----------          -----------

  Property, plant and equipment, net                                   2,013,292            2,087,669
                                                                     -----------          -----------

  Other assets:
    Software development costs, net of accumulated
      amortization of $296,183 in 2003 and $162,634 in 2002              617,456              638,660
    Goodwill                                                           1,346,795            1,346,795
    Technology rights and other intangibles, net                         979,176            1,095,876
    Other                                                                148,203              145,198
                                                                     -----------          -----------
        Total other assets                                             3,091,630            3,226,529
                                                                     -----------          -----------

          TOTAL ASSETS                                               $19,442,606          $19,820,956
                                                                     ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                 $ 1,136,000          $ 1,171,575
    Accrued compensation and vacation                                    617,406              630,321
    Other accrued expenses                                               249,786              354,292
    Accrued product warranties                                           271,898              266,933
    Accrued income taxes                                                 192,469              364,117
    Dividends payable                                                    350,097              328,211
                                                                     -----------          -----------
        Total current liabilities                                      2,817,656            3,115,449

  Deferred income taxes                                                  314,885              325,685
                                                                     -----------          -----------

          Total liabilities                                            3,132,541            3,441,134
                                                                     -----------          -----------

  Stockholders' equity:
    Capital stock - undesignated - authorized 3,000,000 shares                --                   --
    Common stock - $.10 par value                                        538,612              547,019
    Capital in excess of par value                                         6,185               45,567
    Retained earnings                                                 15,758,934           15,785,601
    Accumulated other comprehensive income                                 6,334                1,635
                                                                     -----------          -----------
        Total stockholders' equity                                    16,310,065           16,379,822
                                                                     -----------          -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                      $19,442,606          $19,820,956
                                                                     ===========          ===========


See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                        ---------------------------      ----------------------------
                                                          2003            2002             2003             2002
                                                        -----------     -----------      -----------      -----------
Sales:
  Products                                              $ 4,638,124     $ 4,453,124      $ 9,229,987      $ 8,840,736
  Consulting services                                       494,149         501,911          931,436          942,977
                                                        -----------     -----------      -----------      -----------
     Total sales                                          5,132,273       4,955,035       10,161,423        9,783,713
                                                        -----------     -----------      -----------      -----------

Cost of sales:
  Products                                                2,009,308       2,012,909        4,064,731        3,974,948
  Consulting services                                       232,725         283,021          448,370          553,991
                                                        -----------     -----------      -----------      -----------
     Total cost of sales                                  2,242,033       2,295,930        4,513,101        4,528,939
                                                        -----------     -----------      -----------      -----------

     Gross profit                                         2,890,240       2,659,105        5,648,322        5,254,774
                                                        -----------     -----------      -----------      -----------

Selling, general and administrative expenses              1,640,637       1,506,152        3,151,626        2,976,459

Research and development expenses                           344,884         305,358          691,202          604,514
                                                        -----------     -----------      -----------      -----------

     Operating income                                       904,719         847,595        1,805,494        1,673,801

Investment income                                            32,541          55,253           64,443          114,883
                                                        -----------     -----------      -----------      -----------

     Income before income taxes                             937,260         902,848        1,869,937        1,788,684

Income taxes                                                328,000         298,000          654,000          586,000
                                                        -----------     -----------      -----------      -----------

     Net income                                         $   609,260     $   604,848      $ 1,215,937      $ 1,202,684
                                                        ===========     ===========      ===========      ===========


Net income per common share:
     Basic                                              $      0.11     $      0.11      $      0.22      $      0.22
                                                        ===========     ===========      ===========      ===========
     Diluted                                            $      0.11     $      0.11      $      0.22      $      0.21
                                                        ===========     ===========      ===========      ===========


Weighted average shares outstanding:
     Basic                                                5,395,719       5,495,199        5,426,243        5,487,025
                                                        ===========     ===========      ===========      ===========
     Diluted                                              5,462,953       5,674,849        5,497,149        5,654,423
                                                        ===========     ===========      ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Six Months
                                                                               Ended June 30,
                                                                        ----------------------------
                                                                           2003              2002
                                                                        -----------      -----------
Cash flows from operating activities:
   Net income                                                           $ 1,215,937      $ 1,202,684
   Adjustments to reconcile net income to net cash provided by operating activities:
     Write-offs of intangible assets                                         20,842               --
     Depreciation and amortization                                          494,596          419,434
     Deferred income taxes                                                  (10,800)              --
     Changes in operating assets and liabilities:
       Trade accounts receivable                                            781,022          691,212
       Other receivables                                                    (25,983)         (19,775)
       Inventories                                                          105,866         (389,410)
       Prepaid expenses                                                     125,654           99,560
       Accounts payable                                                     (35,575)        (384,589)
       Accrued compensation and vacation                                    (12,915)        (216,336)
       Other accrued expenses                                              (104,506)        (141,692)
      Accrued product warranties                                              4,965           (1,424)
      Accrued income taxes                                                 (171,648)          37,348
                                                                        -----------      -----------
         Net cash provided by operating activities                        2,387,455        1,297,012
                                                                        -----------      -----------

Cash flows from investing activities:
   Purchases of marketable securities                                    (3,944,980)      (2,117,374)
   Proceeds from sales or maturities of marketable securities             1,388,755        1,823,414
   Purchases of property and equipment                                     (196,120)        (268,951)
   Purchases and development of software                                    (98,743)        (325,296)
   Purchases of patents and trademarks                                       (8,294)         (73,589)
   Other                                                                     (3,005)          (3,495)
                                                                        -----------      -----------
         Net cash used in investing activities                           (2,862,387)        (965,291)
                                                                        -----------      -----------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                               35,844          134,660
   Purchases and retirement of common stock                                (627,606)              --
   Dividends paid                                                          (676,745)        (658,317)
                                                                        -----------      -----------
         Net cash used in financing activities                           (1,268,507)        (523,657)
                                                                        -----------      -----------

Net decrease in cash and temporary cash investments                      (1,743,439)        (191,936)

Cash and temporary cash investments:
   Beginning of period                                                    3,082,610        1,030,596
                                                                        -----------      -----------
   End of period                                                        $ 1,339,171      $   838,660
                                                                        ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for income taxes                         $   836,448      $   548,652

Supplemental schedule of noncash investing and financing activities:
   Unrealized holding gain (loss) on available-for-sale securities      $     4,699      $    (9,138)
   Dividends accrued                                                        350,097          329,707


See accompanying notes to condensed consolidated financial statements.

                                   MOCON, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2003, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003, and for all periods presented, have been made. The results of operations for the period ended June 30, 2003 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our December 31, 2002 annual report to shareholders.

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

We have adopted the disclosure-only provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION. These provisions require us to show, on a pro forma basis, our net income and income per common share if we had recorded an expense for our stock options at the time of grant. Other than disclosure in this footnote, we do not use these pro forma results for any purpose.

Had we recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, our net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                    Three Months Ended          Six Months Ended
                                                         June 30,                   June 30,
                                                 ---------------------------------------------------
                                                    2003         2002          2003          2002
                                                 ---------------------------------------------------
Net income - as reported                         $609,260     $604,848     $1,215,937     $1,202,684

Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards, net
   of related tax effects                         (38,611)     (36,805)       (78,367)       (73,999)
                                                 ---------------------------------------------------
Net income - pro forma                           $570,649     $568,043     $1,137,570     $1,128,685
                                                 ===================================================

Net income per common share - as reported:
   Basic                                         $   0.11     $   0.11     $     0.22     $     0.22
   Diluted                                       $   0.11     $   0.11     $     0.22     $     0.21
Net income per common share - pro forma:
   Basic                                         $   0.11     $   0.10     $     0.21     $     0.21
   Diluted                                       $   0.10     $   0.10     $     0.21     $     0.20


Note 2 - Inventories

Inventories consist of the following:

                               June 30,          December 31,
                                 2003                2002
                              ------------------------------
Finished products             $  331,102          $  449,870
Work in process                1,363,475           1,323,996
Raw materials                  1,954,346           1,980,923
                              ------------------------------
                              $3,648,923          $3,754,789
                              ==============================


Note 3 - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three- and six-month periods ended June 30, 2003, and 2002:

                                                 Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                                 2003          2002         2003         2002
                                               -------------------------------------------------
Weighted shares of common stock
   outstanding - basic                         5,395,719     5,495,199   5,426,243     5,487,025
Weighted shares of common stock
   assumed upon exercise of stock
   options                                        67,234       179,650      70,906       167,398
                                               -------------------------------------------------
Weighted shares of common stock
   outstanding - diluted                       5,462,953     5,674,849   5,497,149     5,654,423
                                               =================================================


Note 4 - Goodwill and Intangible Assets

As of June 30, 2003, we have unamortized goodwill in the amount of $1,346,795. Other intangible assets (all of which are being amortized) are as follows:

                                          As of June 30, 2003
                                 -----------------------------------------
                                   Carrying     Accumulated
                                    Amount      Amortization        Net
                                 -----------------------------------------
Patents                          $  520,614       $167,249        $353,365
Trademarks and tradenames            86,285         56,300          29,985
Technology rights                   784,008        351,051         432,957
Other intangibles                   270,150        107,281         162,869
                                 -----------------------------------------
                                 $1,661,057       $681,881        $979,176
                                 =========================================


Total amortization expense for the three and six months ended June 30, 2003 was $44,947 and $90,549, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of June 30, 2003 is as follows:

                                    Estimated
                                     Expense
                                    ---------
                    2003            $179,725
                    2004             179,369
                    2005             179,275
                    2006             165,916
                    2007             158,256


Note 5 - Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security. At June 30, 2003, and June 30, 2002, this resulted in a net unrealized gain (loss) of $6,334 and ($37), respectively, within stockholders' equity.

Note 6 - Comprehensive Income

                                          Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                           2003          2002          2003          2002
                                        ---------------------------------------------------
Net income                              $609,260     $604,848      $1,215,937    $1,202,684
Net unrealized gain (loss) on
   marketable securities                   4,665       (5,395)          4,699        (9,138)
                                        ---------------------------------------------------
Comprehensive income                    $613,925     $599,453      $1,220,636    $1,193,546
                                        ===================================================

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

Warranty provisions and claims for the six-month periods ended June 30, 2003 and 2002 were as follows:

                                            Six Months Ended
                                                June 30,
                                           2003          2002
                                         ---------------------
             Beginning balance           $266,933     $251,318
             Warranty provisions          142,623      175,220
             Warranty claims             (137,658)    (176,644)
                                         ---------------------
             Ending balance              $271,898     $249,894
                                         =====================

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

Summary

Sales increased 4 percent and net income increased 1 percent for the three- and six-month periods ended June 30, 2003, compared to the same periods in 2002. Basic and diluted net income per share was 11 cents for both three-month periods ended June 30, 2003 and 2002. Basic net income per share was 22 cents for the six-months periods ended June 30, 2003 and 2002 and diluted net income per share was 22 cents for the six-month period ending June 30, 2003, and 21 cents for same period in 2002. International sales were 33 percent of sales for the three months ended June 30, 2003 and 40 percent of sales for the six months ended June 30, 2003. We use a network of independent representatives to market and service our products in foreign countries, and expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. We have four operating locations, all of which are located in the United States.

Results of Operations

Sales for the three-month period ended June 30, 2003, were $5,132,273, up 4 percent from second quarter 2002 sales of $4,955,035. The increase in 2003 sales was primarily the result of an increase in the sales volume of our permeation products, offset somewhat by decreases in the sales volume of our sample preparation and gas analyzer products. The decrease in the sales volume of our sample preparation products was primarily due to decreased sales in the life sciences and drug discovery markets. The impact of price increases was not significant.

Sales for the six-month period ended June 30, 2003, were $10,161,423, up 4 percent from sales for the first six months of 2002 of $9,783,713. The 4 percent increase was primarily the result of increases in the sales volume of our permeation products, offset somewhat by decreases in the sales volume of our sample preparation and gas analyzer products. The decrease in the sales volume of our sample preparation products was primarily due to decreased sales in the life sciences and drug discovery markets. The impact of price increases was not significant.

Total domestic sales for the quarter ended June 30, 2003 increased 5 percent from the second quarter of 2002 to $3,426,767, and total foreign sales increased 1 percent to $1,705,506. Domestic sales were 67 percent of total second quarter 2003 sales, compared to $3,264,040, or 66 percent, of second quarter 2002 sales. Foreign sales were 33 percent of total second quarter 2003 sales, compared to $1,690,995, or 34 percent, of second quarter 2002 sales.

Total domestic sales for the six months ended June 30, 2003, decreased 6 percent over the six months ended June 30, 2002, to $6,071,844, and total foreign sales increased 22 percent to $4,089,579. Domestic sales were 60 percent of total sales for the six months ended June 30, 2003, compared to $6,436,737, or 66 percent for the same period in 2002. Foreign sales were 40 percent for the first six months of 2003, compared to $3,346,976, or 34 percent, for the same period in 2002. The increase in foreign sales in the first half of 2003 is primarily due to an increase in sales to customers in Japan.

Our sales to customers located in foreign countries are subject to a number of risks. These include, but are not limited to, the following: agreements may be difficult to enforce; receivables may be difficult to collect; foreign customers may have longer payment cycles; the countries into which we sell may impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand; export licenses, if required, may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. If any of the above risks were to materialize, our sales into foreign countries could decline or our operating costs could increase, which would adversely affect our financial results.

We derive our revenue from product sales and consulting services, consisting of standard laboratory testing services and consulting and analytical services performed for various customers. In the second quarter of 2003, product sales were $4,638,124 and consulting services were $494,149, or 90 and 10 percent, respectively, of our total second quarter 2003 sales. This compares to product sales of $4,453,124 and consulting services of $501,911 in the second quarter of 2002, also 90 and 10 percent of total sales, respectively. For the first six months of 2003, product sales were $9,229,987 and consulting services were $931,436, or 91 and 9 percent, respectively, of our total sales for the first six months of 2003. This compares to product sales of $8,840,736 and consulting services of $942,977, or 90 and 10 percent of total sales, respectively, for the same period in 2002.

The cost of sales for product sales was 43 percent and 45 percent, respectively, for the second quarters of 2003 and 2002. The cost of sales for consulting services sales was 47 percent and 56 percent for the second quarters of 2003 and 2002, respectively. The cost of sales for the product sales in the six-month periods ended June 30, 2003 and 2002 were 44 percent and 45 percent, respectively. The cost of sales for consulting services sales was 48 percent for the six-months ended June 30, 2003 and 59 percent for the same period in 2002. The percentage decrease in the cost of sales percentage for product sales was primarily due to the product mix in the second quarter and first half of 2003 including more permeation product sales, which on average carry a higher gross margin. The decrease in the cost of consulting services sales between 2002 and 2003, both in total dollars and as a percent of sales, was primarily the result of tighter cost controls including lower headcount in 2003, particularly in the consulting and analytical services area.

Selling, general and administrative expenses were 32 and 31 percent of total sales for the three- and six-month periods ended June 30, 2003. This compares to 30 percent of total sales for the same periods in 2002. The $134,485 and $175,167 total dollar increases for the three- and six-month periods ended June 30, 2003, respectively, are due primarily to increased selling expenses associated with the increase in sales, and to increases in general and administrative expenses, including increases in insurance costs and professional expenses which are expected to continue to increase.

Research and development (R&D) expenses increased $39,526 and $86,688 for the quarter and six-month period ended June 30, 2003, respectively, compared to the same periods in 2002. As a percent of sales, R&D expenditures were 7 percent of sales for the quarter and six-month period ended June 30, 2003, and 6 percent of sales for the quarter and six-month period ended June 30, 2002. The increase is primarily due to R&D expenses associated with the development of new permeation products. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets and into new markets. For the foreseeable future, we expect to spend on an annual basis approximately 6 to 8 percent of sales on R&D.

Investment income decreased $22,712 in the second quarter of 2003 as compared to the second quarter of 2002, and decreased $50,440 in the first six months of 2003 as compared to the same period in 2002. The decrease is the result of lower average investment yields, offset somewhat by higher average investment balances in 2003 versus 2002.

Our provision for income taxes was 35 percent of income before income taxes for the three- and six-month periods ended June 30, 2003 compared to 33 percent of income before income taxes for the three- and six-month periods ended June 30, 2002. The increase in the rate is due in part to lower benefits from export tax incentives and lower tax-exempt interest income. We review the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, we expect the effective tax rate for all of 2003 to be in the range of 34 to 36 percent.

Net income was $609,260 for the second quarter of 2003, compared to $604,848 for the second quarter of 2002. Diluted net income per share was $.11 for both the second quarters of 2003 and 2002. For the six months ended June 30, 2003, net income was $1,215,937 compared to $1,202,684 for the six months ended June 30, 2002. Diluted net income per share was $.22 and $.21, respectively, for the six-month periods ended June 30, 2003, and 2002.

Liquidity and Capital Resources

We continue to maintain a strong financial position. Cash flow provided by operating activities totaled $2,387,455 in the first six months of 2003. Total cash, temporary cash investments and marketable securities increased $817,485 during the same period, primarily as a result of the net income for the period and decreases in accounts receivable, inventories and prepaid expenses, offset somewhat by decreases in other accrued expenses and accrued income taxes, repurchases of shares of our common stock totaling $627,606, and dividend payments totaling $676,745. The $781,022 year-to-date decrease in accounts receivable is primarily due to improved collection of receivables, and to lower shipments in the second quarter of 2003 compared to the fourth quarter of 2002. Inventory levels decreased $105,866 between December 31, 2002 and June 30, 2003. The $297,793 year-to-date decrease in current liabilities is primarily due to the decreases in other accrued expenses and accrued income taxes resulting from the timing of payments versus accruals.

We have no long-term debt or material commitments for capital expenditures as of June 30, 2003. Our plant and equipment would not require any major expenditures to accommodate a significant increase in operating demands. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments for the foreseeable future.

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

New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We adopted SFAS 149 during the second quarter of fiscal 2003 with no material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. We are in the process of assessing the effect of SFAS 150 and do not expect the implementation of the pronouncement to have an effect on our financial condition or results of operation.

In December 2002, the Emerging Issues Task Force issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue is applicable for us for revenue arrangements entered into beginning in third quarter 2003. We do not expect the adoption of EITF 00-21 to have an impact on current revenue recognition.

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


Item 4.  Controls and Procedures

As of June 30, 2003, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that MOCON's disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be included in MOCON's periodic SEC filings. There were no changes identified by our Chief Executive Officer and Chief Financial Officer in MOCON's internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, MOCON's internal control over financial reporting.

                                   MOCON, INC.


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of MOCON, Inc. on May 20, 2003, the nominees for election as Directors of the Company were elected without opposition as follows:

Director-Nominee                     Votes For            Votes Withheld/Against
----------------                     ---------            ---------------------
Robert L. Demorest                   5,066,833                    34,008
Dean B. Chenoweth                    4,694,521                   406,320
J. Leonard Frame                     4,691,871                   408,970
Paul L. Sjoquist                     4,983,134                   117,707
Richard A. Proulx                    5,066,232                    34,609
Tom C. Thomas                        5,065,833                    35,008
Ronald A. Meyer                      5,065,933                    34,908
Daniel W. Mayer                      5,065,933                    34,908

We received no broker non-votes with respect to the election of Directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

a.      Exhibits

        31.1 Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        31.2 Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.      Reports on Form 8-K

        On April 25, 2003, we furnished a report on Form 8-K under Item 12, "Results of Operations and Financial Condition," to announce that we issued a press release on April 24, 2003 announcing preliminary results for the first quarter ended March 31, 2003 which such press release was attached as an exhibit to the report.

                                   SIGNATURES



Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   MOCON, INC.
                                   Registrant



Date:  August 13, 2003             /s/ Robert L. Demorest
                                   ----------------------
                                   Robert L. Demorest,
                                   Chairman, President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)





Date:  August 13, 2003             /s/ Dane D. Anderson
                                   --------------------
                                   Dane D. Anderson,
                                   Vice President, Treasurer and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)