Form 10-Q
period 2003-09-30
MOCON INC
filed 2003-11-13
CIK 67279

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to _________________

Commission File Number 0-9273

MOCON, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0903312
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

5,391,869 Common Shares were outstanding as of September 30, 2003

MOCON, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2003	December 31, 2002
Current assets:
Cash and temporary cash investments	$1,090,211	$3,082,610
Marketable securities, current	4,276,742	2,215,870
Trade accounts receivable, less allowance for doubtful
accounts of $239,000 in 2003 and $202,000 in 2002	3,829,353	3,965,444
Other receivables	47,369	37,836
Inventories	3,704,062	3,754,789
Prepaid expenses	417,046	323,050
Deferred income taxes	265,741	265,741

Total current assets	13,630,524	13,645,340

Marketable securities, noncurrent	1,031,575	861,418

Property, plant and equipment, net	1,924,647	2,087,669

Other assets:
Software development costs, net of accumulated
amortization of $362,957 in 2003 and $162,634 in 2002	606,045	638,660
Goodwill	1,346,795	1,346,795
Technology rights and other intangibles, net	934,247	1,095,876
Other	149,940	145,198

Total other assets	3,037,027	3,226,529

TOTAL ASSETS	$19,623,773	$19,820,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,077,067	$1,171,575
Accrued compensation and vacation	635,776	630,321
Other accrued expenses	268,422	354,292
Accrued product warranties	275,968	266,933
Accrued income taxes	178,437	364,117
Dividends payable	349,781	328,211

Total current liabilities	2,785,451	3,115,449
Deferred income taxes	309,485	325,685

Total liabilities	3,094,936	3,441,134

Stockholders' equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $.10 par value. Authorized 22,000,000
shares; issued and outstanding 5,391,869 shares in 2003
and 5,470,189 shares in 2002	539,187	547,019
Capital in excess of par value	40,866	45,567
Retained earnings	15,943,231	15,785,601
Accumulated other comprehensive income	5,553	1,635

Total stockholders' equity	16,528,837	16,379,822

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$19,623,773	$19,820,956

See accompanying notes to condensed consolidated financial statements.

MOCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Sales:
Products	$4,318,284	$4,364,453	$13,548,271	$13,205,189
Consulting services	459,877	489,159	1,391,313	1,432,136

Total sales	4,778,161	4,853,612	14,939,584	14,637,325

Cost of sales:
Products	1,952,285	2,121,364	6,017,016	6,096,312
Consulting services	217,342	214,656	665,712	768,647

Total cost of sales	2,169,627	2,336,020	6,682,728	6,864,959

Gross profit	2,608,534	2,517,592	8,256,856	7,772,366

Selling, general and administrative expenses	1,498,595	1,445,890	4,650,221	4,422,349
Research and development expenses	314,790	306,674	1,005,992	911,188

Operating income	795,149	765,028	2,600,643	2,438,829
Investment income	27,167	43,322	91,610	158,205

Income before income taxes	822,316	808,350	2,692,253	2,597,034
Income taxes	288,000	271,000	942,000	857,000

Net income	$534,316	$537,350	$1,750,253	$1,740,034

Net income per common share:
Basic	$0.10	$0.10	$0.32	$0.32

Diluted	$0.10	$0.10	$0.32	$0.31

Weighted average shares outstanding:
Basic	5,390,911	5,498,089	5,414,465	5,490,713

Diluted	5,501,282	5,593,549	5,498,526	5,634,126

See accompanying notes to condensed consolidated financial statements.

MOCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$1,750,253	$1,740,034
Adjustments to reconcile net income to net cash provided by
operating activities:
Write-offs of intangible assets	26,842	1,824
Depreciation and amortization	739,117	636,861
Deferred income taxes	(16,200)	(16,200)
Changes in operating assets and liabilities:
Trade accounts receivable	136,091	367,883
Other receivables	(9,533)	(17,581)
Inventories	50,727	(433,375)
Prepaid expenses	(93,996)	(44,418)
Accounts payable	(94,508)	(369,997)
Accrued compensation and vacation	5,455	(236,913)
Other accrued expenses	(85,870)	(103,472)
Accrued product warranties	9,035	3,359
Accrued income taxes	(185,680)	243,616

Net cash provided by operating activities	2,231,733	1,771,621

Cash flows from investing activities:
Purchases of marketable securities	(4,537,739)	(3,188,742)
Proceeds from sales or maturities of marketable securities	2,310,628	2,531,777
Purchases of property and equipment	(240,273)	(382,904)
Purchases and development of software	(167,708)	(373,220)
Purchases of patents and trademarks	(712)	(59,905)
Other	(4,742)	(4,971)

Net cash used in investing activities	(2,640,546)	(1,477,965)

Cash flows from financing activities:
Proceeds from the exercise of stock options	71,100	135,883
Purchases and retirement of common stock	(627,606)	—
Dividends paid	(1,027,080)	(988,203)

Net cash used in financing activities	(1,583,586)	(852,320)

Net decrease in cash and temporary cash investments	(1,992,399)	(558,664)
Cash and temporary cash investments:
Beginning of period	3,082,610	1,030,596

End of period	$1,090,211	$471,932

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,143,879	$629,584
Supplemental schedule of noncash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale securities	$3,918	$(8,137)
Dividends accrued	349,781	329,885

See accompanying notes to condensed consolidated financial statements.

MOCON, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003, and for all periods presented, have been made. The results of operations for the period ended September 30, 2003 are not necessarily indicative of operating results for the full year.

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

Stock–Based Compensation

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

Had we recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS 123, our net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income - as reported	$534,316	$537,350	$1,750,253	$1,740,034
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(38,275)	(36,642)	(116,642)	(110,641)

Net income - pro forma	$496,041	$500,708	$1,633,611	$1,629,393

Net income per common share - as reported:
Basic	$0.10	$0.10	$0.32	$0.32
Diluted	$0.10	$0.10	$0.32	$0.31
Net income per common share - pro forma:
Basic	$0.09	$0.09	$0.30	$0.30
Diluted	$0.09	$0.09	$0.30	$0.29

New Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operation.

In December 2002, the Emerging Issues Task Force issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. This issue was applicable for us for revenue arrangements entered into beginning in third quarter 2003. The adoption of EITF 00-21 did not have an impact on revenue recognition.

Note 2 – Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002

Finished products	$373,812	$449,870
Work in process	1,346,940	1,323,996
Raw materials	1,983,310	1,980,923

	$3,704,062	$3,754,789

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic and net income per common share – diluted for the three- and nine-month periods ended September 30, 2003, and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Weighted shares of common stock
outstanding - basic	5,390,911	5,498,089	5,414,465	5,490,713
Weighted shares of common stock
assumed upon exercise of stock
options	110,371	95,460	84,061	143,413

Weighted shares of common stock
outstanding - diluted	5,501,282	5,593,549	5,498,526	5,634,126

Note 4 – Goodwill and Intangible Assets

As of September 30, 2003, we have unamortized goodwill in the amount of $1,346,795. Other intangible assets (all of which are being amortized) are as follows:

	As of September 30, 2003

	Carrying Amount	Accumulated Amortization	Net

Patents	$518,234	$176,465	$341,769
Trademarks and tradenames	88,685	57,492	31,193
Technology rights	784,008	372,623	411,385
Other intangibles	270,150	120,250	149,900

	$1,661,077	$726,830	$934,247

Total amortization expense for the three and nine months ended September 30, 2003 was $44,949 and $135,498, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of September 30, 2003 is as follows:

Estimated Expense
2003	$179,725
2004	179,369
2005	179,275
2006	165,916
2007	158,256

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security. At September 30, 2003, and September 30, 2002, this resulted in a net unrealized gain of $5,553 and $964, respectively, within stockholders’ equity.

Note 6 – Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income	$534,316	$537,350	$1,750,253	$1,740,034
Net unrealized (loss) gain on
marketable securities	(781)	1,001	3,918	(8,137)

Comprehensive income	$533,535	$538,351	$1,754,171	$1,731,897

Note 7 – Warranty Guarantees

We provide a warranty for most of our products. Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs, at our location. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions, are excluded from warranty coverage.

Warranty expense is accrued at the time of sales based on historical claims experience. Special warranty reserves are also accrued for special rework campaigns for known major product modifications. We also offer service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the nine-month periods ended September 30, 2003 and 2002 were as follows:

	Nine Months Ended September 30,

	2003	2002

Beginning balance	$266,933	$251,318
Warranty provisions	232,834	297,954
Warranty claims	(223,799)	(294,595)

Ending balance	$275,968	$254,677

Note 8 – Stock Repurchase

In May of 2003, our Board of Directors authorized a $1,200,000 increase in our common stock repurchase program, bringing the total repurchase authorization up to $3,200,000 of our common stock. Pursuant to this authorization, we have acquired $627,606 of our common stock.

MOCON, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Form 10-Q includes certain statements that are deemed to be “forward-looking statements”within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect, believe, or anticipate will or may occur in the future, are forward-looking statements. The forward-looking statements in this filing are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements because these statements are subject to a number of risks and uncertainties including the risk factors described in our annual report on Form 10-K for the year ended December 31, 2002, including, but not limited to, the factors included in the section entitled “Certain Important Factors.”Persons reading this Form 10-Q should carefully review the discussion of all of the risk factors described in such Form 10-K and in our other filings made from time to time with the Securities and Exchange Commission.

Summary

Sales decreased 2 percent and net income decreased 1 percent for the three-month period ended September 30, 2003, compared to the three-month period ended September 30, 2002. Sales increased 2 percent and net income increased 1 percent for the nine-month period ended September 30, 2003, compared to the same period in 2002. Basic and diluted net income per share was 10 cents for both three-month periods ended September 30, 2003 and 2002. Basic net income per share was 32 cents for the nine-month periods ended September 30, 2003 and 2002 and diluted net income per share was 32 cents for the nine-month period ending September 30, 2003, and 31 cents for same period in 2002. International sales were 40 percent of sales for the three and nine months ended September 30, 2003. We use a network of independent representatives to market and service our products in foreign countries, and expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. We have four operating locations, all of which are located in the United States.

Results of Operations

Sales for the three-month period ended September 30, 2003, were $4,778,161, down 2 percent from third quarter 2002 sales of $4,853,612. The decrease in 2003 sales was primarily the result of decreases in the sales volume of our sample preparation and gas analyzer products, offset somewhat by increases in the foreign sales volume of our permeation products and domestic sales volume of our weighing products. The decrease in the sales volume of our sample preparation products was primarily due to decreased sales in the life sciences and drug discovery markets. The impact of price increases was not significant.

Sales for the nine-month period ended September 30, 2003, were $14,939,584, up 2 percent from sales for the first nine months of 2002 of $14,637,325. The 2 percent increase was due primarily to increases in the sales volume of our permeation and weighing products, offset somewhat by decreases in the sales volume of our gas analyzer and sample preparation products. The decrease in the sales volume of our sample preparation products was primarily due to decreased sales in the life sciences and drug discovery markets. The impact of price increases was not significant.

Total domestic sales for the quarter ended September 30, 2003 decreased 13 percent from the third quarter of 2002 to $2,856,792, and total foreign sales increased 23 percent to $1,921,369. Domestic sales were 60 percent of total third quarter 2003 sales, compared to $3,287,711, or 68 percent, of third quarter 2002 sales. Foreign sales were 40 percent of total third quarter 2003 sales, compared to $1,565,901, or 32 percent, of third quarter 2002 sales. The increase in foreign sales in the third quarter of 2003 is primarily due to an increase in sales to customers in Canada.

Total domestic sales for the nine months ended September 30, 2003, decreased 8 percent over the nine months ended September 30, 2002, to $8,928,636, and total foreign sales increased 22 percent to $6,010,948. Domestic sales were 60 percent of total sales for the nine months ended September 30, 2003, compared to $9,724,449, or 66 percent for the same period in 2002. Foreign sales were 40 percent for the first nine months of 2003, compared to $4,912,876, or 34 percent, for the same period in 2002. The increase in foreign sales in the first nine months of 2003 is primarily due to an increase in sales to customers in Japan.

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

We derive our revenue from product sales and consulting services, consisting of standard laboratory testing services and consulting and analytical services performed for various customers. In the third quarter of 2003, product sales were $4,318,284 and consulting services were $459,877, or 90 and 10 percent, respectively, of our total third quarter 2003 sales. This compares to product sales of $4,364,453 and consulting services of $489,159 in the third quarter of 2002, also 90 and 10 percent of total sales, respectively. For the first nine months of 2003, product sales were $13,548,271 and consulting services were $1,391,313, or 91 and 9 percent, respectively, of our total sales for the first nine months of 2003. This compares to product sales of $13,205,189 and consulting services of $1,432,136, or 90 and 10 percent of total sales, respectively, for the same period in 2002.

The cost of sales for product sales was 45 percent and 49 percent, respectively, for the third quarters of 2003 and 2002. The cost of sales for consulting services sales was 47 percent and 44 percent for the third quarters of 2003 and 2002, respectively. The cost of sales for the product sales in the nine-month periods ended September 30, 2003 and 2002 was 44 percent and 46 percent, respectively. The cost of sales for consulting services sales was 48 percent for the nine months ended September 30, 2003 and 54 percent for the same period in 2002. The percentage decrease in the cost of sales for product sales was primarily due to the product mix in the third quarter and first nine months of 2003 including more permeation and weighing product sales, which on average carry a higher gross margin. The slight increase in the cost of sales for consulting services for the third quarter of 2003 as compared to the same period in 2002 was mostly due to fixed costs on reduced revenue. The decrease in the cost of consulting services sales for the nine months ended September 30, 2003 as compared to the same period in 2002, both in total dollars and as a percent of sales, was primarily the result of tighter cost controls, including lower headcount, particularly in the consulting and analytical services area.

Selling, general and administrative expenses were 31 percent of total sales for the three- and nine-month periods ended September 30, 2003. This compares to 30 percent of total sales for the same periods in 2002. The $52,705 and $227,872 total dollar increases for the three- and nine-month periods ended September 30, 2003, respectively, are due primarily to increased selling expenses, including increases in travel and marketing expenses, and to increases in general and administrative expenses, including increases in insurance costs and professional expenses which are expected to continue to increase.

Research and development (R&D) expenses increased $8,116 and $94,804 for the quarter and nine-month period ended September 30, 2003, respectively, compared to the same periods in 2002. As a percent of sales, R&D expenditures were 7 percent of sales for the quarter and nine-month period ended September 30, 2003, and 6 percent of sales for the quarter and nine-month period ended September 30, 2002. The increase is primarily due to R&D expenses associated with the development of new permeation products. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets and into new markets. For the foreseeable future, we expect to spend on an annual basis approximately 6 to 8 percent of sales on R&D.

Investment income decreased $16,155 in the third quarter of 2003 as compared to the third quarter of 2002, and decreased $66,595 in the first nine months of 2003 as compared to the same period in 2002. The decrease is the result of lower average investment yields, offset somewhat by higher average investment balances in 2003 versus 2002.

Our provision for income taxes was 35 percent of income before income taxes for the three- and nine-month periods ended September 30, 2003 compared to 33.5 and 33 percent of income before income taxes for the three- and nine-month periods ended September 30, 2002, respectively. The increase in the rate is due in part to lower benefits from export tax incentives and lower tax-exempt interest income. We review the tax rate quarterly and may make adjustments to reflect changing estimates. Based on current operating conditions and income tax laws, we expect the effective tax rate for all of 2003 to be in the range of 34 to 36 percent.

Net income was $534,316 for the third quarter of 2003, compared to $537,350 for the third quarter of 2002. Diluted net income per share was $.10 for both the third quarters of 2003 and 2002. For the nine months ended September 30, 2003, net income was $1,750,253 compared to $1,740,034 for the nine months ended September 30, 2002. Diluted net income per share was $.32 and $.31, respectively, for the nine-month periods ended September 30, 2003, and 2002.

Liquidity and Capital Resources

We continue to maintain a strong financial position. Cash flow provided by operating activities totaled $2,231,733 in the first nine months of 2003. Total cash, temporary cash investments and marketable securities increased $238,630 during the same period, primarily as a result of the net income for the period and decreases in accounts receivable, offset somewhat by dividend payments totaling $1,027,080, repurchases of shares of our common stock totaling $627,606, and decreases in accrued income taxes. The $136,091 year-to-date decrease in accounts receivable is primarily due to lower shipments in the third quarter of 2003 compared to the fourth quarter of 2002. The $329,998 year-to-date decrease in current liabilities is primarily due to the decrease in accrued income taxes resulting from the timing of payments.

We have no long-term debt or material commitments for capital expenditures as of September 30, 2003. Our plant and equipment would not require any major expenditures to accommodate a significant increase in operating demands. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments for the foreseeable future.

Critical Accounting Policies

Our estimates related to certain significant assets and liabilities are an integral part of these consolidated financial statements. These estimates are considered critical to the consolidated financial statements because they require subjective and complex judgements. We consider our critical accounting policies to be the policies applicable to allowance for doubtful accounts, inventory reserves, and the recoverability of long-lived assets. These policies are discussed in the section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled Critical Accounting Policies contained in our Annual Report on Form 10-K for the year ended December 31, 2002. No material change occurred in these policies in the periods covered by this report.

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

Item 4. Controls and Procedures

As of September 30, 2003, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be included in our periodic SEC filings. There were no changes identified by our Chief Executive Officer and Chief Financial Officer in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 22, 2003, we furnished a report on Form 8-K under Item 12, "Results of Operations and Financial Condition," to announce that we issued a press release on July 22, 2003 announcing preliminary results for the second quarter ended June 30, 2003 which such press release was attached as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the SECURITIES EXCHANGE ACT of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOCON, INC. Registrant
Date: November 13, 2003	By: /s/ Robert L. Demorest
Robert L. Demorest, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2003	By: /s/ Dane D. Anderson
Dane D. Anderson, Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)