Form 10-K
period 2003-12-31
MOCON INC
filed 2004-03-30
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

  [X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

  [   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________.

Commission File No.:  0-9273

____________________

MOCON, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-0903312 (I.R.S. Employer Identification No.)

7500 BOONE AVENUE NORTH MINNEAPOLIS, MINNESOTA (Address of principal executive offices)	55428 (Zip Code)

Registrant’s telephone number, including area code:  (763) 493-6370

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.10 PAR VALUE

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  [X]      NO   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   YES  [_]      NO   [X]

The aggregate market value of the Registrant’s Common Stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the Common Stock was last sold as of June 30, 2003 (the last business day of the Registrant’s second quarter) as reported by the Nasdaq Stock Market, was $36,215,041.

As of March 25, 2004, 5,410,764 shares of Common Stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held May 18, 2004.

PART I

This Annual Report on Form 10-K includes certain statements that are deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report, other than statements of historical facts, are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond our control. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “believes,” “anticipates,” “estimates,” “continues,” “projects,” “potential,” or “plan” or the negative of these or other similar terms. We caution you that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

ITEM 1.

BUSINESS

MOCON, Inc. designs, manufactures, markets, and services products and provides consulting services primarily in the measurement and analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and chemical compounds as well as products that prepare samples of various substances for laboratory analysis. We also recently began to manufacture and sell vacuum insulated panels.

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

MOCON, Inc. was incorporated in February 1966 and was initially involved in the commercialization of technology developed for the measurement of water vapor permeating through various materials. Prior to 1998, we expanded our business primarily through internally developing new products and technologies, acquiring product lines and technology, and licensing our products and technology. In the last six years, we supplemented our internal growth through a total of five separate acquisitions (including our latest acquisition which closed in January 2004) that have provided us with additional technologies, products and product development expertise.

In January 1998, we acquired Microanalytics Instrumentation Corp., which is located near Austin, Texas. Microanalytics produces various gas chromatographic (GC) instruments and provides services with an emphasis on multidimensional gas chromatography. A variety of GC specific applications have been developed by Microanalytics personnel, ranging from petroleum and petrochemical purity assay to aroma and off-odor analysis for the food and packaging fields.

In December 1998, we acquired Lab Connections, Inc., located near Boston, Massachusetts. Lab Connections manufactures hardware and software interfaces that allow the components of a particular substance to be identified by spectrometry and spectroscopy after they have been separated through chromatography. Lab Connections’ products extend and enhance customers’ productivity by allowing for the rapid preparation of samples for laboratory analysis furnishing information regarding the identity, composition and configuration of complex mixtures. Lab Connections’ products are used by a variety of customers, including bio-pharmaceutical, polymer and consumer products companies as well as companies that analyze proteins, pharmaceutical compounds, polymers, adhesives and other materials. In order to reduce costs and increase operating efficiencies, Lab Connections’ operations are being consolidated with our operations in Texas and Minneapolis, and the Boston location will be closed in the first quarter of 2004.

In October 2001, we acquired Questar Baseline Industries, Inc. from Questar InfoComm, Inc., a subsidiary of Questar Corporation. We have subsequently renamed this company “Baseline-MOCON, Inc.” (Baseline). Baseline is located near Denver, Colorado. Baseline produces advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, and industrial hygiene and safety applications.

In November 2003, we acquired the Vaculok® vacuum insulated panel product line from Advantek, Inc., a Minnesota-based provider of packaging products. Vacuum insulated panels (VIPs) are devices which utilize unique technologies to excel in packaging applications requiring lengthy temperature protection. With this acquisition, we can now help our existing food, pharmaceutical, medical, and many other new customers in specialized packaging markets improve their handling of temperature-sensitive products from the point of manufacture to their destinations. The acquired Vaculok product line was not material to the company’s operations during the fiscal year ended December 31, 2003.

Effective January 1, 2004, we acquired Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) which is located in Germany. Lippke has been the primary distributor of our products in Europe for approximately thirty years, and also serves in the capacity of distributor or agent for several companies in addition to MOCON. This acquisition now provides us with a direct presence in Europe.

Our principal executive offices are located at 7500 Boone Avenue North, Minneapolis, Minnesota 55428 and our telephone number is (763) 493-6370. Our website address is www.mocon.com.

Products and Services

We develop, manufacture, market, and service measurement, analytical, monitoring, sample preparation and consulting products used to detect, measure, and analyze gases and chemical compounds. Please see our consolidated financial statements beginning on page F-1 for financial information concerning our business, including our revenues, net income and net assets.

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

We also provide certain laboratory testing services to companies that use our permeation products. These services consist primarily of testing film and package permeation for companies that:

•

have insufficient business to justify the purchase of our products;

•

are not familiar with such equipment; or

•

have purchased our products but have a need for additional capacity.

Permeation products accounted for approximately 60%, 53%, and 62% of our consolidated sales in 2003, 2002, and 2001, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C™ systems for carbon dioxide transmission rates.

Weighing Products

We manufacture weighing products that automatically determine the weight of pharmaceutical capsules and tablets and reject those that are out of acceptable limits. Our VERICAP® high-speed capsule weighing system runs at rates up to 2,000 capsules per minute and can be integrated into a capsule production line in pharmaceutical factories. Other weighing systems that we sell are designed for off-line use, and we market these products primarily to the pharmaceutical industry. In addition to the VERICAP® high-speed capsule weighing systems, we also manufacture the AB™ automatic balance weighing systems for both tablets and capsules.

Consulting and Analytical Services

We provide consulting and analytical services, on a special project basis, for customers that require custom solutions to unique problems. Services that we typically provide relate to:

•

absorption or diffusion of various compounds;

•

harsh environment applications;

•

shelf-life concerns;

•

flavor or odor detection; or

•

other special permeation applications.

In providing consulting and analytical services, we use our most advanced measurement technologies, including proprietary TRANSORPTION® technology. The principal market for the consulting and analytical services consists of manufacturers of foods, beverages, pharmaceuticals, plastics, chemicals, electronics, and personal care products.

Headspace Analyzer Products

Our headspace analyzers are used to analyze the amount of oxygen and carbon dioxide present in the headspace of flexible and rigid packages. Some analyzers measure the oxygen and carbon dioxide content in flushing gases used in modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. The headspace analyzer products that we currently manufacture include the PAC CHECK™ series of headspace analyzers and the GSA™ series of on-line gas stream analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.

Sample Preparation Products

We design, manufacture, market, and service products used in sample preparation. These products consist of hardware and software interfaces that allow the components of a particular substance to be identified by spectroscopy after they have been separated through chromatography. The most time-consuming part of chemical analysis is sample preparation and any product that reduces total sample preparation time is of benefit to companies who analyze chemical compounds. Our products provide fully automatic sample collection from various Liquid Chromatographs and Gel Permeation Chromatographs in a form suitable for immediate examination by Fourier transform infra-red spectroscopy (FTIR) and/or matrix-assisted laser desorption ionization mass spectrometry (MALDI-MS). The principal market for these products is laboratories that analyze proteins, polymeric compounds and adhesives. The sample preparation products that we currently manufacture are the LC-Transform® for interfacing to FTIR and the LC-Transform for interfacing to MALDI-MS.

Gas Chromatography Analyzer Products

We integrate gas chromatography (GC) components that we purchase from third parties with GCs purchased from third parties to form multidimensional GC analyzer systems. The multidimensional GC analyzers that are formed through the integration of gas chromatography components with GCs represent state-of-the-art technology in gas chromatographic separations and are used in identifying compounds causing off-odors in various products, in identifying critical aroma compounds, and in high purity analysis of single component matrixes. The GC analyzer products that we currently manufacture are the AROMATRAX™ systems for odor and aroma analysis and profiling, the PURI-TRAX™ systems consisting of a vinyl chloride monomer purity analysis system and a system for measuring trace levels of oxygenated hydrocarbons in a variety of hydrocarbon products and process streams such as liquefied petroleum gases, and the VAPO-JECT™ automated vaporizing injector system for permanent and liquefied petroleum gases. The principal markets for our GC analyzer products consist of food, beverage, petroleum, chemical and petrochemical manufacturers.

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

Gas Analyzer Products

We sell two categories of gas analyzer products. Our permanent gas analyzers and systems are installed in fixed locations at the monitoring sites and generally perform their functions continually or at regular intervals. Our portable gas analyzers are hand-held, compact and are used on occasions requiring mobile equipment. The gas analyzer products are for use in (1) industrial hygiene (detection of hazardous gases in the workplace), (2) hydrocarbon gas analysis for oil and gas exploration, and gas pipeline monitoring, (3) contaminant detection in the manufacture of specialty gases, and (4) environmental monitoring (tracking the release of, or the presence of, toxic substances).

We acquired the gas analyzer product line effective October 1, 2001. Gas analyzer products accounted for approximately 15%, 19%, and 7% of our consolidated sales in 2003, 2002, and 2001, respectively.

On November 24, 2003 we acquired the Vaculok® vacuum insulated panel product line from Advantek, Inc. This product line had no material impact on our 2003 operating results.

Competition

We have several competitors in both foreign and domestic markets for all of our products and services. The principal competitive factors for our products and services are:

•

product performance;

•

product reliability;

•

product support; and

•

price.

We compete with a variety of competitors in each market in which we sell our products. Some of our competitors have greater assets and resources than we do, and some are smaller than we are.

Manufacturing and Supplies

During 2003, we manufactured products at four locations in the United States. Our manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, calibration, and validation of systems.  Certain components that we use in our products are currently purchased from single source suppliers. An interruption of one of these sources could result in delays in our production while we locate an alternative supplier, which in turn could result in a loss of sales and income. There are other single source components for which we have determined that other sources are readily available. To date, we have experienced no significant production delays because of a supplier’s inability to ship an acceptable component.

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

During 2003, we sold our products and services in United States dollars and therefore had no foreign currency exchange risk.

Backlog

As of December 31, 2003, our total backlog was $1,048,465 for all of our products as compared to $1,722,421 and $1,146,245 as of December 31, 2002 and 2001, respectively. We anticipate shipping the entire current backlog in 2004.

Patents and Licenses

We believe that the protection afforded us by our patent rights is important to our business and we will continue to seek patent protection for our technology and products. We require certain employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 45 U.S. patents and 25 international patents. In addition, we hold license rights under four U.S. patents subject to royalty payments. These patents and licenses will expire during the period from 2005 through 2022.

We own or have applied for certain trademarks which protect and identify our products. Among the trademarks we own is MOCON®, which we have designated as a house trademark under which all our products manufactured at our headquarters are sold. In addition, we hold the following trademarks and servicemarks:  VERICAP®, OX-TRAN®, PERMATRAN-W®, PROFILER®, COULOX®, HERSCH®, VERITAB®, AROMATRAN®, SKYE®, PAC CHECK 200®, LC-Transform®, TRANSORPTION®, 1-TIME®, AROMATRAX®, PAC GUARD®, INNOVATIVE TECHNOLOGY CONFERENCES®, VACULOK®, and OPTIPERM®. Our trademarks and servicemarks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended in accordance with applicable law.

Research and Development

We incurred expenses of $1,313,379, $1,286,220 and $1,042,961 during the fiscal years ended December 31, 2003, 2002 and 2001, respectively, for research and development of our products. Research and development (R&D) costs were approximately 7% of sales for the fiscal year ended December 31, 2003 and approximately 6% and 5% of sales for the fiscal years ended December 31, 2002 and 2001, respectively. For the foreseeable future, we expect to spend, on an annual basis, approximately 6% to 8% of our sales on research and development.

Working Capital Practices

We strive to maintain a level of inventory that is appropriate given our projected sales. Our standard domestic payment terms are net 30 days and our international payment terms vary. International sales are, in some cases, transacted pursuant to letters of credit.

Foreign and Domestic Marketing

We market our products and services throughout the United States and foreign markets. We sell the majority of our products in the United States and Canada through our sales force directly to end-users. As previously mentioned, effective January 1, 2004, we acquired our European representative, Lippke, which provides us with a direct sales force in Europe. Most of our sales in other foreign markets are conducted through a network of independent representatives. To our knowledge, none of our independent sales representatives sells a material amount of product manufactured by any of our competitors.

We conduct all of our foreign sales in U.S. dollars and consequently do not hedge against exchange rate fluctuations. Nonetheless, should the value of the dollar rise relative to other currencies, our sales abroad could be negatively impacted. Additionally, it is possible that changes to foreign tariff, trade or tax policies or foreign economic conditions could negatively affect our sales and earnings in the future.

For information concerning our export sales by geographic area, see Note 11 of the Notes to Consolidated Financial Statements contained on page F-17. No single customer accounted for 10% or more of our consolidated revenues in any of the fiscal years ended December 31, 2003, 2002 and 2001, and we do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance.  Lippke accounted for approximately 10%, 8%, and 10% of sales in 2003, 2002, and 2001, respectively. As previously explained, we acquired Lippke effective January 1, 2004. Another independent representative accounted for approximately 8%, 7%, and 14% of sales in 2003, 2002, and 2001, respectively. Our business is not seasonal in nature.

Employees

As of December 31, 2003, we had 99 full-time employees. The number of full-time employees as of January 31, 2004 is 115, which includes the 14 employees in Germany that were added as part of our acquisition of Lippke. Included in this total are approximately 18 scientists and engineers who research and develop potential new products. To protect our proprietary information, we have confidentiality and non-compete agreements with those of our employees who have access to sensitive information. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

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

Microanalytics’ operations occupy approximately 8,600 square feet of space in the metropolitan area of Austin, Texas. This space is leased until June 2007.

Lab Connections’ leases approximately 5,300 square feet of space near Boston, Massachusetts. This space is leased through July 2004.

In addition to our leased facilities described above, we own a building located within forty miles of Denver, Colorado that consists of approximately 9,300 square feet of office and production space in which Baseline conducts its operations. We also own the land, consisting of approximately two acres, on which this building sits.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2003.

ITEM 4A.

EXECUTIVE OFFICERS OF MOCON

Our executive officers, their ages, the year first elected or appointed as an executive officer and the offices held, as of March 25, 2004, are as follows:

Name	Age	Title (1)	Executive Officer Since
Robert L. Demorest (2)	58	President and Chief Executive Officer, Chairman of the Board	1985
Daniel W. Mayer	53	Executive Vice President	1988
Dane D. Anderson (3)	42	Vice President and Chief Financial Officer, Treasurer and Secretary	2000
Douglas J. Lindemann (4)	46	Vice President and General Manager	2001
Ronald A. Meyer (5)	53	Vice President	1985

_________________

(1)

All executive officers have been employed in the capacity set forth for at least five years unless otherwise indicated.

(2)

Mr. Robert L. Demorest has been our President, Chief Executive Officer, and Chairman of the Board since April 2000. Prior to that time, Mr. Demorest had been our President for more than five years.

(3)

Mr. Dane D. Anderson has been our Chief Financial Officer, Vice President, Treasurer and Secretary since January 2001. Mr. Anderson had been our Chief Financial Officer, Treasurer and Secretary since August 2000, and was our acting Vice President – Finance and Administration, Treasurer and Secretary from May 2000 to August 2000. From July 1996 to May 2000, Mr. Anderson had been one of our Business Managers.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 19, 2004, there were 401 record holders of our common stock. Our common stock trades on the Nasdaq Stock Marketsm under the symbol MOCO. The following table sets forth, for the fiscal periods indicated, the high and low quotations for our common stock as reported by the Nasdaq National Market System.

	2003			2002
Quarter	Low	High	Dividend	Low	High	Dividend
1st Quarter	$6.38	$8.40	$.065	$8.25	$10.62	$.06
2nd Quarter	$6.80	$7.93	$.065	$8.20	$12.45	$.06
3rd Quarter	$7.00	$9.00	$.065	$6.01	$9.48	$.06
4th Quarter	$7.89	$8.75	$.065	$6.00	$7.97	$.06

ITEM 6.

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
OPERATIONS DATA:
Sales	$19,632	$19,931	$19,261	$17,319	$17,001
Net income	$2,211	$2,297	$3,421	$3,270	$2,899
Net income per common share:
Basic	$.41	$.42	$.62	$.55	$.46
Diluted	$.40	$.41	$.61	$.55	$.46
Dividends declared per share	$.26	$.24	$.24	$.225	$.20

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
BALANCE SHEET DATA:
Total assets	$19,978	$19,821	$18,958	$18,418	$18,204
Long-term liabilities	$198	$326	$320	$187	$112

Our acquisition of Baseline-MOCON, Inc. in 2001 affects the comparability of the information in the table above. The results of this subsidiary have been included from the effective date of purchase, which includes sales of $2,980,271, $3,881,781 and $1,348,101 for 2003, 2002 and 2001, respectively.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

Prior to 1998, we expanded our business primarily through internally developing new products and technologies, acquiring product lines and technology, and licensing our products and technology. In 1998, 2001, and 2003, we supplemented our internal growth through a total of four acquisitions that have provided us with additional technologies, products and product development expertise. During 2003 we had four primary operating locations, all located in the United States.

Sales decreased approximately 2% in 2003 compared to 2002, while net income decreased approximately 4% for the same period. Our financial position as of December 31, 2003 reflects an increase in working capital of $372,235 to $10,902,126, compared to $10,529,891 at December 31, 2002. Diluted earnings per share were $0.40 in 2003, $0.41 in 2002 and $0.61 in 2001.

Forward-looking Statements

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information, contains forward-looking statements. These statements are subject to risks and uncertainties. These forward-looking statements could differ materially from actual results. The company assumes no obligation to publicly release the results of any revision or updates to these forward-looking statements to reflect future events or unanticipated occurrences. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes, which are included elsewhere in this report.

Critical Accounting Policies

Our estimates related to certain assets and liabilities are an integral part of the consolidated financial statements. These estimates are considered critical to the consolidated financial statements because they require subjective and complex judgments.

Allowance for doubtful accounts – This reserve is for accounts receivable balances that are potentially uncollectible. The reserve is based on (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs. The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.

Inventory obsolescence analysis – We perform an analysis to identify inventory shrinkage, slow moving, and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, physical inventory counts, cycle count adjustments, the nature of the finished product and its inherent risk of obsolescence, the gross margin of the product, and the on-hand quantities relative to the sales history of that finished product. We believe that the results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions.

Recoverability of Long-Lived Assets – We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset’s carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies and/or changes in the economic environment in which we operate may result in future impairment charges.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percent of sales, for fiscal years 2003, 2002 and 2001. The Company’s historical financial data were derived from its audited consolidated financial statements and related notes included elsewhere in this annual report.

	Percent of Sales
	2003	2002	2001
Sales	100.0	100.0	100.0
Cost of sales	45.2	46.7	40.3

Gross profit	54.8	53.3	59.7
Selling, general, and administrative expenses	31.9	30.6	30.2
Research and development expenses	6.7	6.5	5.4

Operating income	16.2	16.2	24.1
Investment income	0.6	1.0	2.3

Income before income taxes	16.8	17.2	26.4
Income taxes	5.5	5.7	8.6

Net income	11.3	11.5	17.8

The following table sets forth the relationship between various components of domestic and foreign sales, stated as a percent of total sales, for fiscal years 2003, 2002 and 2001.

	Percent of Sales
	2003	2002	2001
Domestic Sales	60.3	67.0	56.9
Foreign Sales:
Japan	10.5	8.8	17.0
Western Europe	12.5	8.6	9.6
Canada	4.4	2.2	4.0
Other	12.3	13.4	12.5

Total foreign sales	39.7	33.0	43.1

Total Sales	100.0	100.0	100.0

Net Sales

Sales were $19,632,366 in 2003, compared to $19,931,065 in 2002 and $19,261,334 in 2001. The decrease in sales from 2002 to 2003 was primarily the result of decreases in the domestic sales volume of our sample preparation products, domestic and foreign sales volume of our gas analyzer products, domestic sales volume of our gas chromatography analyzer products and foreign sales volume of our leak detection products, offset by increases in the foreign sales volume of our permeation products and domestic and foreign sales volume of our weighing products. The impact of price increases was not significant. The increase in sales from 2001 to 2002 was primarily the result of Baseline sales in 2002 totaling $3,881,781 (Baseline was acquired in October, 2001, and therefore our 2001 results included sales of Baseline from the effective date of acquisition, or $1,348,101), increases in the domestic sales volume of our sample preparation products, domestic sales volume of our permeation products, and the foreign sales volume of our leak detection products, offset by decreases in the foreign sales volume of our permeation products, domestic and foreign sales volume of our weighing products, and the foreign sales volume of our sample preparation products. The impact of price increases was not significant.

We use a network of independent representatives to market and service our products in foreign countries, and expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. Effective January 1, 2004, we acquired Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) which is located in Germany. Lippke has been the primary distributor of our products in Europe for approximately thirty years, and also serves in the capacity of distributor or agent for several companies in addition to MOCON. This acquisition gives us a direct presence in Europe. The acquisition of Lippke is expected to have a positive impact on sales in 2004, particularly for revenues associated with our permeation products.

In 2003, domestic sales decreased 11% to $11,847,295 and foreign sales increased 18% to $7,785,071. Foreign sales were 40% of total sales in 2003, compared to $6,576,975, or 33% of sales in 2002, and $8,303,688, or 43% of total sales in 2001. Domestic sales were 60% of total sales in 2003, compared to $13,354,090 or 67% in 2002, and $10,957,646 or 57% in 2001.

Permeation Products

Permeation products accounted for approximately 60%, 53%, and 62% of our consolidated sales in 2003, 2002, and 2001, respectively. Total sales of our permeation products increased in 2003 versus 2002 due primarily to increases in foreign sales, particularly in Western Europe, Japan, and Canada. Permeation sales decreased in 2002 compared to 2001, primarily due to decreases in sales to Japan and, to a lesser extent, Western Europe and Canada, which we believe was primarily the result of slow economies in these major foreign markets.

Weighing Products

Weighing products accounted for approximately 6%, 3% and 9% of our consolidated sales in 2003, 2002, and 2001, respectively. Weighing product sales increased in 2003 over 2002 due to an increase in the sales of our AB weighing systems, and to a lesser extent increases in the sales of our VERICAP systems. The increase in sales of the AB systems was due in part to AB systems being sold in markets outside of the traditional pharmaceutical market. Weighing product sales decreased in 2002 versus 2001 due to declining sales of both our VERICAP and AB weighing systems. We believe that the decline in 2002 sales of our VERICAP systems was due both to increased competition in high speed capsule weighing systems, and the slowness in the economy. We believe that decreased sales of our AB weighing systems was due primarily to the slow economy.

Sample Preparation Products

Sample preparation products accounted for approximately 2%, 7% and 3% of our consolidated sales in 2003, 2002, and 2001, respectively. Sales of the sample preparation products sold by our Lab Connections, Inc. subsidiary decreased significantly in 2003, primarily due to decreased sales in the life sciences and drug discovery markets. Sales increased in 2002 versus 2001 primarily due to sales of a new unit to one particular customer for use in the drug discovery and life sciences markets. These sales were not repeated in 2003. As a result of the revenue shortfall in our sample preparation products, we have taken steps to consolidate the Lab Connections’ operations into our Minneapolis, Minnesota, and metro Austin, Texas, locations, and have closed the Boston location effective February 1, 2004. This is expected to result in reduced operating costs in 2004.

Gas Analyzer Products

Sales of gas analysis and monitoring instrumentation products at our Baseline-MOCON, Inc. subsidiary decreased in 2003. We believe that the decrease was primarily due to the slowness in the economy. Baseline sales for 2003 totaled $2,980,271, compared with $3,881,781 for 2002, and $1,348,101 for the period from October 1, 2001 (effective date of acquisition) through December 31, 2001. In order to reduce operating costs and increase operating efficiencies, we are in the process of moving the majority of Baseline’s production to our Minneapolis facility. This transfer is expected to be completed by the end of the first quarter of 2004.

Gas Chromatography Analyzer Products

Sales of gas chromatography components at our Microanalytics Instrumentation Corp. subsidiary accounted for approximately 3%, 4% and 4% of our consolidated sales in 2003, 2002, and 2001, respectively.

Leak Detection Products

Sales of our leak detection products accounted for approximately 2%, 3% and 2% of our consolidated sales in 2003, 2002, and 2001, respectively. The decrease in 2003 versus 2002 was primarily due to foreign sales of our non-destructive leak detector unit in 2002 not being repeated in 2003. Sales of leak detection products increased in 2002 over 2001 due to an increase in sales of our non-destructive leak detector in foreign markets.

Headspace Analyzer Products

Headspace analyzer products accounted for approximately 8%, 7% and 8% of our consolidated sales in 2003, 2002, and 2001, respectively. We believe sales of these products were up slightly in 2003 as compared to 2002 primarily due to the addition of new hand-held headspace analyzer products.

Consulting and Analytical Services

Consulting and analytical services (CAS) sales accounted for approximately 4%, 4% and 5% of our consolidated sales in 2003, 2002, and 2001, respectively. Because the majority of CAS sales are to domestic customers, we believe that the primary cause for the decreases in these sales in 2002 and 2003 from 2001 was the slowdown in the domestic economy, which resulted in a reduced demand for our advanced testing services.

Gross Profit

Our gross profit margin was 55%, 53% and 60% in each of the fiscal years ended December 31, 2003, 2002 and 2001. The 2003 gross profit margin is slightly higher than the prior year due to the product mix in 2003 including more permeation and weighing product sales, which on average carry a higher gross margin. The 2002 gross profit margin percentage was slightly lower than 2001 due to the product mix in 2002 including Baseline sales, which on average carry a lower gross margin percentage than our historical averages.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in 2003 were $6,268,837, or 32% of sales, compared to $6,107,066, or 31% of sales in 2002, and $5,814,588, or 30% of sales in 2001. The increase in SG&A expenses from 2002 to 2003 is primarily due to an increase in tradeshow expense in an effort to increase future sales, offset somewhat by a decrease in commission expense associated with domestic sales. The increase in SG&A expenses from 2001 to 2002 is primarily due to a slight increase in commission and other selling expenses associated with the increase in sales, including Baseline sales, partially offset by a decrease in goodwill amortization expense of $77,000 in 2002 versus 2001 as goodwill was no longer being amortized.

Research and Development Expenses

Research and development (R&D) expenses were $1,313,379, or approximately 7% of sales in 2003, compared to $1,286,220, or approximately 6% of sales in 2002, and $1,042,961, or approximately 5% of sales in 2001. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets. For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Investment Income

Investment income decreased to $126,711 in 2003 from $195,468 in 2002 and $435,928 in 2001. The decrease in 2003 is primarily due to lower average investment yields, offset by higher average investment balances, during 2003. The decrease in 2002 is due both to lower average investment balances and lower average investment yields during 2002 versus 2001.

Income Tax Expense

The Company’s provision for income taxes was 33.0% of income before income taxes in 2003 and 33.1% and 32.5% in 2002 and 2001, respectively. Based on current operating conditions and income tax laws, we expect the tax rate for 2004 to be in the range of 33% to 36%.

Net Income

Net income was $2,211,305 in 2003 compared to $2,297,214 in 2002, and $3,420,668 in 2001. Diluted net income per share was $.40 per share in 2003 compared to $.41 per share in 2002, and $.61 per share in 2001.

Liquidity and Capital Resources

We continue to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased $631,752 during 2003 to $6,791,650, primarily due to net income for the period of $2,211,305 and a decrease in accounts receivable, offset somewhat by an increase in capital assets, dividend payments totaling $1,377,725 and repurchases of the Company’s common stock during 2003 totaling $627,606. Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $3,200,000 of our common stock at prices not exceeding the market price at the time of the purchase. As of December 31, 2003, $2,572,394 was remaining in this authorization. The $422,517 decrease in accounts receivable in 2003 versus 2002 is primarily due to improved accounts receivable collection efforts, and a decrease in sales in the fourth quarter of 2003 versus the fourth quarter of 2002. Inventory remained generally consistent in 2003 compared to 2002. In 2003, we purchased $335,794 of property, plant and equipment, and $378,392 and $515,549 in 2002 and 2001, respectively.

Cash flow from operations has historically been sufficient to meet our liquidity requirements, capital expenditures and research and development costs. Cash flow from operations totaled $3,398,377, $3,424,407 and $3,603,690 in 2003, 2002 and 2001, respectively.

We have no long-term debt or material commitments for capital expenditures as of December 31, 2003. We do not believe that any major property, plant and equipment expenditures are required to accommodate the current level of operations. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$1,884	$321	$890	$537	$136

Total contractual cash obligations	$1,884	$321	$890	$537	$136

During the first quarter of 2004, the Company completed the acquisition of Lippke and paid $802,688 excluding the future minimum earn-out payments to be made in 2005, 2006, and 2007.

Foreign Currency Exchange Risk

All of our 2003 sales are denominated in United States dollars, and as a result we have no exposure to foreign currency exchange risk with respect to sales made.

New Accounting Pronouncements

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46R did not have an impact on our consolidated financial statements.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For us, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

Certain Important Factors

If we experience any increase in the cost of raw materials or supplies, we may experience a decrease in profit margins.

In the past, the overall cost of the materials that we purchase has not risen much more than the rate of inflation, although the price of some of the components that we purchase has increased in the past several years due in part to our purchasing less of such components. Certain other material and labor costs have increased, but we believe that such increases are approximately consistent with overall inflation rates. We believe that the price of our products and the prices of our competitors’ products is a significant factor affecting our customers’ buying decisions and consequently, we may not be able to pass along any cost increases in the form of price increases or sustain profit margins that we have achieved in prior years.

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

Sales outside the United States accounted for approximately 40% of our revenues in 2003 and for approximately 33% and 43% of our revenues in 2002 and 2001. We expect that foreign sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following:

•

agreements may be difficult to enforce;

•

receivables may difficult to collect;

•

certain regions are experiencing political unrest and conflict;

•

foreign customers may have longer payment cycles;

•

the countries into which we sell may impose tariffs or adopt other restrictions on foreign trade;

•

fluctuations in exchange rates may affect product demand; and

•

export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce.

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

If we are required to account for stock options as a compensation expense, our net income and net income per common share will be reduced.

Some companies have begun to account for stock options as compensation expense thus resulting in a reduction of their net income and net income per common share. We currently grant all options at fair market value and do not record compensation expense in connection with the grants. It is possible that future laws, regulations or changes in accounting standards will require us to record the fair market value of all stock options as a compensation expense in our consolidated financial statements. If such a change occurs, our net income and net income per common share will be reduced.

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

The market price of our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•

announcements of new products by us or our competitors;

•

quarterly fluctuations in our financial results;

•

customer contract awards;

•

developments in regulation; and

•

general economic and political conditions in the various markets where our products are sold.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and Independent Auditors’ Report are included on pages F-1 to F-18 of this Form 10-K and are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)

(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th

2003
Sales	$5,029	$5,132	$4,778	$4,693
Gross Profit	$2,758	$2,890	$2,609	$2,499
Net Income	$607	$609	$534	$461
Net Income
Per Common Share
Basic	$0.11	$0.11	$0.10	$0.09
Diluted	$0.11	$0.11	$0.10	$0.08
2002
Sales	$4,829	$4,955	$4,853	$5,294
Gross Profit	$2,596	$2,659	$2,517	$2,860
Net Income	$598	$605	$537	$557
Net Income
Per Common Share
Basic	$0.11	$0.11	$0.10	$0.10
Diluted	$0.11	$0.11	$0.10	$0.10

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, that the disclosure controls and procedures are effective to timely alert them to any material information relating to MOCON (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF MOCON

A.

Directors of the Registrant.

The information under the captions “Election of Directors — Information About Nominees” and “Election of Directors — Other Information About Nominees” in MOCON’s 2004 Proxy Statement is incorporated herein by reference.

B.

Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of MOCON.”

C.

Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in MOCON’s 2004 Proxy Statement is incorporated herein by reference.

D.

Audit Committee Financial Expert.

The information under the caption “Election of Directors — Information about the Board and its Committees” in MOCON’s 2004 Proxy Statement is incorporated herein by reference.

E.

Identification of the Audit Committee.

The information in the “Election of Directors — Information about the Board and its Committees” section of our 2004 Proxy Statement is incorporated in this Report by reference.

F.

Code of Ethics.

Our Code of Ethics applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, and meets the requirements of the Securities and Exchange Commission. We will provide, free of charge, a copy of our Code of Ethics to any person who requests a copy. To request a copy of our Code of Ethics, write to us at:

MOCON, Inc.

7500 Boone Avenue North

Minneapolis, Minnesota 55428

Attention:  Chief Financial Officer

ITEM 11.

EXECUTIVE COMPENSATION

The information under the captions “Election of Directors — Director Compensation” and “Executive Compensation and Other Benefits” in MOCON’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Principal Shareholders and Beneficial Ownership of Management” and “Executive Compensation and Other Benefits — Equity Compensation Plan Information” in MOCON’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Election of Directors — Other Information About Nominees” in MOCON’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Independent Auditors” in MOCON’s 2004 Proxy Statement is incorporated herein by reference.

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

Independent Auditors’ Report on Financial Statement Schedule

The Board of Directors and Stockholders
MOCON, Inc.:

Under date of February 20, 2004, we reported on the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in this annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as included in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

              /s/   KPMG LLP

Minneapolis, Minnesota

February 20, 2004

Financial Statement Schedule:

II – Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

SCHEDULE II

MOCON, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Description	Balance at beginning of year	Charged to costs and expenses		Deductions (1)	Balance at end of year

Year ended December 31, 2003
allowance for doubtful accounts	$202,000	44,000		2,000	244,000

Year ended December 31, 2002
allowance for doubtful accounts	$200,000	20,000		18,000	202,000

Year ended December 31, 2001
allowance for doubtful accounts	$159,000	49,000	(2)	8,000	200,000

(1)   Bad debts written off.

(2)   Includes adjustment for acquisition.

3.

Exhibits

The exhibits to this Report are listed in the Exhibit Index.

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 22, 2004, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn:  Shareholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

A.

1990 Non-Employee Director Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 33-42255)).

B.

1992 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 33-49752)).

C.

1998 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 33-58789)).

D.

1999 Compensation Committee resolutions setting forth the Incentive Compensation Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9273)).

E.

Paired Profit Sharing Plan effective July 1, 1996 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-9273)).

F.

Form of Executive Severance Agreement (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9273)).

G.

2003 Compensation Committee resolution setting forth the Incentive Compensation Plan for 2003 and subsequent years (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-9273)).

H.

MOCON, Inc. Savings and Retirement Plan (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-9273)).

I.

1998 Stock Option Plan, as amended on May 21, 2002 (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 33-58789)).

(b)

Reports on Form 8-K

On October 21, 2003, we furnished a report on Form 8-K under Item 12, “Results of Operations and Financial Condition,” to announce that we issued a press release on October 21, 2003, announcing preliminary results for the third quarter ended September 30, 2003, which such press release was attached as an exhibit to the report.

We furnished a report dated December 19, 2003, on Form 8-K under Item 5, “Other Events,” to announce that we issued a press release on December 22, 2003, announcing that we had signed a definitive agreement with Ahlström Capital Oy to acquire Paul Lippke Handels-GmbH Prozess- und Laborsysteme, a German company, which such press release was attached as an exhibit to the report.

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

Date: March 30, 2004	MOCON, INC.

By: /s/ Robert L. Demorest Robert L. Demorest, President, Chief Executive Officer and Chairman of the Board (principal executive officer)

By: /s/ Dane D. Anderson Dane D. Anderson, Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 30, 2004.

Signature and Title

/s/ Robert L. Demorest
Robert L. Demorest, President, Chief Executive Officer and Director

/s/ Dean B. Chenoweth
Dean B. Chenoweth, Director

/s/ J. Leonard Frame
J. Leonard Frame, Director

/s/ Daniel W. Mayer
Daniel W. Mayer, Executive Vice President and Director

/s/ Ronald A. Meyer
Ronald A. Meyer, Vice President and Director

/s/ Richard A. Proulx
Richard A. Proulx, Director

/s/ Paul L. Sjoquist
Paul L. Sjoquist, Director

/s/ Tom C. Thomas
Tom C. Thomas, Director

MOCON, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Table of Contents

Independent Auditors’ Report

The Board of Directors and Stockholders
MOCON, Inc.:

We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                   /s/   KPMG LLP

Minneapolis, Minnesota
February 20, 2004

MOCON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and temporary cash investments	$1,399,837	3,082,610
Marketable securities, current	4,541,725	2,215,870
Trade accounts receivable, less allowance for doubtful accounts of
$244,000 in 2003 and $202,000 in 2002	3,542,927	3,965,444
Other receivables	50,662	37,836
Inventories	3,762,481	3,754,789
Prepaid expenses	347,245	323,050
Deferred income taxes	322,435	265,741

Total current assets	13,967,312	13,645,340

Marketable securities, noncurrent	850,088	861,418
Property, plant, and equipment, net	2,099,462	2,087,669
Other assets:
Software development costs, net of accumulated amortization of $435,430
in 2003 and $162,634 in 2002	570,991	638,660
Goodwill	1,346,795	1,346,795
Technology rights and other intangibles, net of accumulated
amortization of $729,894 in 2003 and $600,059 in 2002	991,928	1,095,876
Other	151,689	145,198

Total other assets	3,061,403	3,226,529

	$19,978,265	19,820,956

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,013,615	1,171,575
Accrued compensation and vacation	775,669	630,321
Other accrued expenses	349,421	354,292
Accrued product warranties	279,639	266,933
Accrued income taxes	295,951	364,117
Dividends payable	350,891	328,211

Total current liabilities	3,065,186	3,115,449
Deferred income taxes	198,381	325,685

Total liabilities	3,263,567	3,441,134

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and
outstanding 5,406,189 shares in 2003 and 5,470,189 shares in 2002	540,619	547,019
Capital in excess of par value	118,333	45,567
Retained earnings	16,052,528	15,785,601
Accumulated other comprehensive income	3,218	1,635

Total stockholders’ equity	16,714,698	16,379,822
Commitments and contingencies (note 7)

	$19,978,265	19,820,956

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Sales:
Products	$17,751,263	17,848,806	16,934,902
Consulting services	1,881,103	2,082,259	2,326,432

Total sales	19,632,366	19,931,065	19,261,334

Cost of sales:
Products	7,959,228	8,225,876	6,516,224
Consulting services	917,328	1,073,157	1,254,821

Total cost of sales	8,876,556	9,299,033	7,771,045

Gross profit	10,755,810	10,632,032	11,490,289
Selling, general, and administrative expenses	6,268,837	6,107,066	5,814,588
Research and development expenses	1,313,379	1,286,220	1,042,961

Operating income	3,173,594	3,238,746	4,632,740
Investment income	126,711	195,468	435,928

Income before income taxes	3,300,305	3,434,214	5,068,668
Income taxes	1,089,000	1,137,000	1,648,000

Net income	$2,211,305	2,297,214	3,420,668

Net income per common share:
Basic	$0.41	0.42	0.62
Diluted	0.40	0.41	0.61
Weighted average shares outstanding:
Basic	5,410,010	5,487,915	5,526,139
Diluted	5,503,911	5,606,332	5,609,079

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2003, 2002, and 2001

	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
	Number of shares	Amount

Balance, December 31, 2000	5,809,431	$580,943	—	15,034,345	—	15,615,288
Stock options exercised	29,425	2,942	169,496	—	—	172,438
Purchase and retirement
of common stock	(362,403)	(36,240)	(64,439)	(2,337,574)	—	(2,438,253)
Dividends declared
($.24 per share)	—	—	—	(1,311,270)	—	(1,311,270)
Net income	—	—	—	3,420,668	—	3,420,668
Adjustment for unrealized gain on
marketable equity securities	—	—	—	—	9,101	9,101

Comprehensive income						3,429,769

Balance, December 31, 2001	5,476,453	547,645	105,057	14,806,169	9,101	15,467,972
Stock options exercised	21,736	2,174	133,710	—	—	135,884
Purchase and retirement
of common stock	(28,000)	(2,800)	(193,200)	—	—	(196,000)
Dividends declared
($.24 per share)	—	—	—	(1,317,782)	—	(1,317,782)
Net income	—	—	—	2,297,214	—	2,297,214
Adjustment for unrealized (loss) on
marketable equity securities	—	—	—	—	(7,466)	(7,466)

Comprehensive income						2,289,748

Balance, December 31, 2002	5,470,189	547,019	45,567	15,785,601	1,635	16,379,822
Stock options exercised	28,501	2,850	167,375	—	—	170,225
Purchase and retirement
of common stock	(92,501)	(9,250)	(94,609)	(540,342)	—	(644,201)
Dividends declared
($.26 per share)	—	—	—	(1,404,036)	—	(1,404,036)
Net income	—	—	—	2,211,305	—	2,211,305
Adjustment for unrealized gain on
marketable equity securities	—	—	—	—	1,583	1,583

Comprehensive income						2,212,888

Balance, December 31, 2003	5,406,189	$540,619	118,333	16,052,528	3,218	16,714,698

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$2,211,305	2,297,214	3,420,668
Adjustments to reconcile net income to net cash provided
by operating activities:
Loss on disposition of long-term assets	35,494	2,824	331
Depreciation and amortization	987,712	875,940	798,859
Deferred income taxes	(183,998)	170,000	17,000
Changes in operating assets and liabilities,
net of effect of acquisitions:
Trade accounts receivable	422,517	305,986	(826,753)
Other receivables	(12,826)	(7,309)	88,280
Inventories	35,311	(92,746)	(44,074)
Prepaid expenses	(24,195)	(72,731)	30,146
Accounts payable	(157,960)	(129,522)	133,044
Accrued compensation and vacation	145,348	(143,585)	77,828
Other accrued expenses	(4,871)	32,641	(38,150)
Accrued product warranties	12,706	15,615	(50,384)
Accrued income taxes	(68,166)	170,080	(3,105)

Net cash provided by operating activities	3,398,377	3,424,407	3,603,690

Cash flows from investing activities:
Purchases of marketable securities	(5,303,838)	(4,172,557)	(1,211,734)
Proceeds from sales or maturities of marketable securities	2,990,896	4,992,124	6,183,844
Cash paid in acquisitions, net of cash acquired	(253,514)	—	(3,606,234)
Purchases of property and equipment	(335,794)	(378,392)	(515,549)
Proceeds from sale of property and equipment	—	—	705
Purchases and development of software	(205,127)	(374,220)	(427,074)
Purchases of patents and trademarks	(111,950)	(54,658)	(34,884)
Other	(6,491)	(6,479)	(6,632)

Net cash (used in) provided by
investing activities	(3,225,818)	5,818	382,442

Cash flows from financing activities:
Proceeds from the exercise of stock options	149,999	135,884	109,658
Purchase and retirement of common stock	(627,606)	(196,000)	(2,378,473)
Dividends paid	(1,377,725)	(1,318,095)	(1,328,663)

Net cash used in financing activities	(1,855,332)	(1,378,211)	(3,597,478)

Net (decrease) increase in cash and temporary
cash investments	(1,682,773)	2,052,014	388,654
Cash and temporary cash investments:
Beginning of year	3,082,610	1,030,596	641,942

End of year	$1,399,837	3,082,610	1,030,596

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,341,163	797,180	1,677,736
Supplemental schedule of noncash investing and
financing activities:
Noncash purchase and retirement of common stock	$16,595	—	59,780
Noncash exercise of stock options	20,226	—	62,780
Dividends accrued	350,891	328,211	328,524

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)      Summary of Significant Accounting Policies

MOCON, Inc. (the Company) operated in a single industry segment: the development, manufacturing, and marketing of measurement, analytical, monitoring, sample preparation, and consulting products used to detect, measure, and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical, and other industries throughout the world. The following is a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.

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

(c)

Marketable Securities

Marketable securities at December 31, 2003 consist of United States government obligations, municipal bonds, and certificates of deposit. The Company classifies its debt and marketable equity securities as available-for-sale.

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

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in income and are derived using the specific identification method for determining the cost of securities sold.

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

December 31, 2003, 2002 and 2001

in income for the period. The cost of maintenance and repairs is charged to income as incurred and significant renewals and betterments are capitalized.

(f)

Goodwill, Other Intangible Assets, and Software Development Costs

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Intangible assets consist of technology rights, patents, and trademarks. Technology rights, patents, and trademarks are carried at cost less accumulated amortization. Costs incurred in connection with applications for new patents are deferred until a final determination, with respect to the application, is made by appropriate regulatory agencies. Costs of patents abandoned are charged to income in the period of abandonment. Technology rights costs are amortized on a straight-line basis over 7 to 10 years. Patent costs are amortized over the lesser of 17 years or their estimated useful lives using the straight-line method. Trademarks are amortized over five years.

Software development costs are carried at cost less accumulated amortization. Software development costs are amortized on a straight-line basis over 3 years.

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

(h)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, intangibles and goodwill; and valuation of allowances for receivables, inventory, warranty and deferred income taxes. Actual results could differ from those estimates.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(j)

Fair Value of Financial Instruments

The Company’s financial instruments are recorded in its consolidated balance sheet. The carrying amount for cash and temporary cash investments, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair values of investments in marketable securities are based on quoted market prices and are summarized in note 2.

(k)

Revenue Recognition

Revenue is recognized when title passes, which is generally upon shipment of product or upon completion of services. The Company provides for estimated warranty costs in the period revenue is recognized. The Company generally does not allow a right of return. Shipping and handling costs are classified as part of cost of sales.

(l)

Advertising Costs

The Company incurs advertising costs associated with trade shows, print advertising, and brochures. Such costs are charged to expense as incurred. Advertising expense was $420,000, $325,000, and $302,000 in 2003, 2002, and 2001, respectively.

(m)

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and dilutive potential common shares outstanding during the year.

(n)

Stock-Based Employee Compensation

The Company uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company adopted the disclosure provisions for employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation.

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized with respect to the Company’s stock option plans. Had compensation cost for these plans been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net income and income per common share would have been reduced to the pro forma amounts indicated below:

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

	2003	2002	2001
Net income – as reported	$2,211,305	2,297,214	3,420,668
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(253,317)	(253,251)	(287,151)

Net income – pro forma	$1,957,988	2,043,963	3,133,517

Net income per common share – as reported:
Basic	$0.41	0.42	0.62
Diluted	0.40	0.41	0.61
Net income per common share – pro forma:
Basic	0.36	0.37	0.57
Diluted	0.36	0.36	0.56

The pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001:

	2003	2002	2001
Dividend yield	3.3%	3.0%	3.1%
Expected volatility	37%	38%	44%
Risk-free interest rate	3.0%	4.0%	4.6%
Expected lives (in years)	7.9	7.9	8.0

(o)

Reclassifications

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

(p)

New Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS 146 were effective for exit or disposal activities that were initiated after December 31, 2002. We adopted SFAS 146 during the first quarter of fiscal 2003 with no material impact on our consolidated financial statements.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46R did not have an impact on the Company’s consolidated financial statements.

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

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For us, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

(2)      Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type at December 31, 2003 and 2002 were as follows:

	2003
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available for sale:
Municipal bonds	$2,110,501	3,146	(70)	2,113,577
Certificates of deposit	3,128,094	142	—	3,128,236
Federal bonds	150,000	—	—	150,000

	$5,388,595	3,288	(70)	5,391,813

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

	2002
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Available for sale:
Municipal bonds	$396,782	1,635	—	398,417
Certificates of deposit	2,678,871	—	—	2,678,871

	$3,075,653	1,635	—	3,077,288

For the years ended December 31, 2003, 2002, and 2001, gross realized gains were $0, $0, and $18,753, respectively. For the years ended December 31, 2003, 2002, and 2001, gross realized losses were $0, $0, and $1,253, respectively.

Maturities of investment securities classified as available-for-sale were as follows at December 31, 2003 and 2002:

	2003		2002
	Amortized cost	Fair value	Amortized cost	Fair value
Available for sale:
Due within one year	$4,540,453	4,541,725	2,215,870	2,215,870
Due after one
through five years	848,142	850,088	859,783	861,418

	$5,388,595	5,391,813	3,075,653	3,077,288

(3)      Inventories

The major components of inventories at December 31, 2003 and 2002 were as follows:

	2003	2002
Finished products	$369,883	449,870
Work-in-process	1,497,909	1,323,996
Raw materials	1,894,689	1,980,923

	$3,762,481	3,754,789

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(4)      Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002	Estimated useful lives
Land	$200,000	200,000	—
Buildings	445,833	445,833	27 years
Machinery and equipment	3,654,627	3,537,747	3 to 10 years
Office equipment	675,075	667,738	2 to 15 years
Leasehold improvements	676,826	660,984	1 to 5 years
Vehicles	147,153	168,759	3 to 5 years

Total property, plant, and	5,799,514	5,681,061
equipment
Less accumulated depreciation	(3,700,052)	(3,593,392)

Net property, plant, and
equipment	$2,099,462	2,087,669

Depreciation and amortization of property, plant, and equipment charged to income was $534,512, $539,387, and $525,254 for the years ended December 31, 2003, 2002, and 2001, respectively.

(5)      Goodwill and Other Intangible Assets

We adopted SFAS 142 effective January 1, 2002. As required by SFAS 142, we performed a transitional goodwill impairment assessment to determine whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that it consisted of a single reporting unit and determined the Company’s fair value and compared it to the Company’s carrying amount. As of January 1, 2002, the Company’s fair value exceeded its carrying amount. Therefore, there was no indication that goodwill was impaired and the Company did not record any transitional impairment loss. In addition to its transitional goodwill impairment assessment, the Company also completed its annual impairment tests during the fourth quarters of 2003 and 2002 and determined there was no impairment.

Goodwill

There was no change in the carrying amount of goodwill for the years ended December 31, 2003 and December 31, 2002. As of December 31, 2003, we have unamortized goodwill in the amount of $1,346,795.

The following table presents a reconciliation of net income and income per share adjusted for the exclusion of goodwill, net of tax:

	Twelve Months Ended December 31,
	2003	2002	2001
Reported net income	$2,211,305	$2,297,214	$3,420,668
Add: Goodwill amortization, net of tax	—	—	77,140

Adjusted net income	$2,211,305	$2,297,214	$3,497,808

Reported basic income per share	$0.41	$0.42	$0.62
Add: Goodwill amortization, net of tax	—	—	.01

Adjusted basic income per share	$0.41	$0.42	$0.63

Reported diluted income per share	$0.40	$0.41	$0.61
Add: Goodwill amortization, net of tax	—	—	.01

Adjusted diluted income per share	$0.40	$0.41	$0.62

Other Intangible Assets

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2003
	Carrying Amount	Accumulated Amortization	Net
Patents	$524,401	$184,103	$340,298
Trademarks and tradenames	49,489	18,378	31,111
Technology rights	784,008	394,194	389,814
Other intangibles	268,000	133,219	134,781
Projects in process	95,924	—	95,924

	$1,721,822	$729,894	$991,928

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

	As of December 31, 2002
	Carrying Amount	Accumulated Amortization	Net
Patents	$544,087	$157,141	$386,946
Trademarks and tradenames	84,088	53,916	30,172
Technology rights	784,008	307,908	476,100
Other intangibles	270,150	81,094	189,056
Projects in process	13,602	—	13,602

	$1,695,935	$600,059	$1,095,876

Amortization expense was $180,403, $178,597 and $236,557 in 2003, 2002 and 2001, respectively.

Estimated amortization expense for the fiscal years 2004 to 2008 and thereafter is $179,517, $179,423, $166,064, $119,779, $98,014 and $153,207, respectively.

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

Warranty provisions and claims for the years ended December 31, 2003, 2002, and 2001 were as follows:

Years:	Balance at beginning of year	Warranty Provisions		Warranty Claims	Balance at end of year
Year ended December 31, 2003
Allowance for product warranties	$267,000	336,000		323,000	280,000

Year ended December 31, 2002
Allowance for product warranties	$251,000	401,000		385,000	267,000

Year ended December 31, 2001
Allowance for product warranties	$272,000	336,000	(1)	357,000	251,000

(1)   Includes adjustment for acquisition.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(7)      Commitments and Contingencies

(a)

Leases

The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through June 2010 and require the Company to pay operating costs, including real estate taxes.

Rental expense, including charges for operating costs, was as follows:

2003	2002	2001
$443,929	440,580	429,329

The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2003:

Year ending December 31:
2004	$321,000
2005	301,000
2006	306,000
2007	283,000
2008	266,000
Later years	407,000

$1,884,000

(b)

Executive Severance Agreements

The Company has entered into severance agreements with four executives that require payment of two times their annual salary if they are terminated within 24 months after a change of control occurs or upon the occurrence of other events as described in the agreements.

(8)      Income Taxes

The provision for income taxes consists of the following:

	2003	2002	2001
Current tax expense:
Federal	$1,140,000	803,000	1,410,000
State	133,000	164,000	221,000

Total current expense	1,273,000	967,000	1,631,000
Deferred	(184,000)	170,000	17,000

Provision for income taxes	$1,089,000	1,137,000	1,648,000

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income for years ended December 31,
	2003	2002	2001

Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes
resulting from:
State income taxes, net of federal
benefit	2.5	3.5	2.9
Export incentives	(3.8)	(3.3)	(2.9)
Tax-exempt investment earnings	(0.2)	(0.2)	(0.8)
Other	0.5	(0.9)	(0.7)

Effective income tax rate	33.0%	33.1%	32.5%

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2003 and 2002 were as follows:

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$89,000	76,000
Inventory costs	39,000	24,000
Inventory reserves	220,000	214,000
Warranty reserves	102,000	100,000
Other accruals	100,000	100,000

Total deferred tax assets	550,000	514,000

Deferred tax liabilities:
Technology rights	(110,000)	(135,000)
Fixed assets and intangibles	(316,000)	(439,000)

Total deferred tax liabilities	(426,000)	(574,000)

Net deferred tax (liability) asset	$124,000	(60,000)

The Company has determined that establishing a valuation allowance for the deferred tax assets is not required since it is more likely than not that the deferred tax assets will be realized through future taxable income.

(9)      Stockholders’ Equity

From time to time, the Company’s board of directors authorizes the repurchase of common stock. In May 2003, the Company’s board of directors authorized a $1.2 million increase in its stock repurchase program. Under the terms of the increased program, up to a cumulative total of $3.2 million of the Company’s common stock may be purchased. During 2003, $627,606 in common stock has been acquired by the Company pursuant to this authorization.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

As of December 31, 2003, the Company has reserved 231,934 shares of common stock for options that are still available for grant under the Company’s stock option plans, and 810,412 shares for options that have been granted but have not yet been exercised.

Under the stock option plans, option exercise prices are 100% of the market value of the common stock at the date of grant, except for incentive options granted under the 1992 and 1998 plans to persons owning more than 10% of the Company’s stock, in which case the option price is 110% of the market value, and nonqualified options granted under the 1992 and 1998 plans, which may be granted at option prices no less than 25% of the market value. Exercise periods are generally for five to ten years. Certain of the plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, the Company may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to capital in excess of par value.

Information regarding the Company’s stock option plans for 2003, 2002, and 2001 was as follows:

	Shares	Weighted average exercise price
Options outstanding, December 31, 2000	381,015	$6.47
Granted	216,750	6.94
Exercised	(29,425)	5.86
Canceled or expired	(28,545)	5.81

Options outstanding, December 31, 2001	539,795	6.73
Granted	177,750	7.30
Exercised	(21,736)	6.25
Canceled or expired	(9,222)	6.89

Options outstanding, December 31, 2002	686,587	6.89
Granted	174,250	8.08
Exercised	(28,501)	5.97
Canceled or expired	(21,924)	6.86

Options outstanding, December 31, 2003	810,412	$7.17

	2003	2002	2001
Weighted average fair value of options,
granted during the year	$2.46	2.51	2.68
Weighted average exercise price of
options, exercisable at end of year	7.06	6.90	6.73
Options exercisable, at end of year	563,921	451,879	332,333

At December 31, 2003, the weighted average remaining contractual life of outstanding options was 7.7 years.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(10)    Net Income Per Common Share

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic and net income per common share – diluted for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Weighted shares of common stock
outstanding – basic	5,410,010	5,487,915	5,526,139
Weighted shares of common stock
assumed upon exercise of stock options	93,901	118,417	82,940

Weighted shares of common stock
outstanding – diluted	5,503,911	5,606,332	5,609,079

The following represents securities outstanding at December 31, 2003, 2002, and 2001, which have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive:

	2003	2002	2001
Options	64,695	250,020	59,780

(11)    Sales

Foreign sales were $7,785,071, $6,576,975, and $8,303,688 in 2003, 2002, and 2001, respectively. Of the foreign sales, $2,457,411, $1,716,372, and $1,855,840 in 2003, 2002, and 2001, respectively, were to customers in Western Europe. Sales to customers in Japan were $2,057,904, $1,752,285, and $3,282,264 for 2003, 2002, and 2001, respectively. The Company’s products are marketed outside of North America through various independent representatives. Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) accounted for approximately 10%, 8%, and 10% of sales in 2003, 2002, and 2001, respectively. Lippke was acquired effective January 1, 2004. See footnote 14. Another independent representative accounted for approximately 8%, 7%, and 14% of sales in 2003, 2002, and 2001, respectively.

(12)    Savings and Retirement Plan

The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company’s contributions to this plan in 2003, 2002, and 2001 were $75,862, $74,085, and $53,412, respectively.

(13)    Acquisitions

Effective November 24, 2003, the Company acquired the Vaculok® vacuum insulated panel product line from Advantek, Inc. of Minnetonka, Minnesota (Vaculok). Vacuum insulated panels (VIPs) are devices which utilize unique technologies to excel in packaging applications requiring lengthy temperature protection. The acquisition, valued at $253,514 including associated fees and expenses, was recorded using the purchase method of accounting and, accordingly, the acquired operations of Vaculok have been included in the results of operations since the date of acquisition. The purchase price has been allocated to the net

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

assets acquired based on estimated fair market values at the date of acquisition. The estimated fair values of the assets acquired in the acquisition included inventory and equipment valued at $43,003 and $210,511, respectively.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Vaculok had occurred as of the beginning of fiscal 2002:

	2003	2002
Net sales	$19,872,366	20,084,065
Net income	2,173,113	2,178,146
Net income per common share:
Basic	0.40	0.40
Diluted	0.39	0.39

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

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Baseline had occurred as of the beginning of fiscal 2001. Pro forma adjustments consist primarily of amortization of other intangibles:

2001
Net sales	$22,055,156
Net income	3,270,669
Net income per common share:
Basic	0.59
Diluted	0.58

(14)    Subsequent Event

Effective January 1, 2004, the Company acquired Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) which is located in Germany. Lippke has been the primary distributor of our products in Europe for approximately thirty years, and also serves in the capacity of distributor or agent for several companies in addition to MOCON. The acquisition of Lippke provides the Company with a direct presence in Europe, which we plan to leverage to benefit all of our product and service offerings. The Company acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, the Company is obligated to make three future “earnout” payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year. The Company is in the process of reviewing and finalizing the valuation of the tangible and intangible assets acquired in the acquisition.

MOCON, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

Item No.	Item	Method of Filing

3.1	Restated Articles of Incorporation of the Company	(1)

3.2	Amendment to Restated Articles of Incorporation of the Company, effective May 27, 1987	(2)

3.3	Amendment to Restated Articles of Incorporation of the Company, effective June 28, 1991	(3)

3.4	Amendment to Restated Articles of Incorporation of the Company, effective May 21, 1998	(11)

3.5	Amendment to Restated Articles of Incorporation of the Company, effective May 26, 1999	(13)

3.6	Third Restated Bylaws of the Company	(4)

10.1	Office/Warehouse Lease, dated July 29, 1994	(5)

10.2	Office/Warehouse Lease Extension, dated June 6, 1997	(8)

10.3	Office/Warehouse Lease, dated November 17, 1999	(13)

10.4	1990 Non-Employee Director Stock Option Plan	(3)

10.5	1992 Stock Option Plan	(6)

10.6	1998 Stock Option Plan, as amended	(9)

10.7	1999 Compensation Committee resolutions setting forth the Incentive Compensation Plan	(12)

10.8	Paired Profit Sharing Plan effective July 1, 1996	(7)

10.9	Agency and Service Agreement, dated January 1, 1987, between the Company and MoCon FSC, Inc.	(4)

Item No.	Item	Method of Filing

10.10	Foreign Sales Corporation Suppliers Agreement, dated March 28, 1985, between the Company and MoCon FSC, Inc.	(4)

10.11	Agreement and Plan of Merger, dated November 20, 1998, by and among Modern Controls, Inc., MOCON Acquisition Corporation and Lab Connections, Inc.	(10)

10.12	Form of Executive Severance Agreement	(14)

10.13	Stock Purchase Agreement dated October 24, 2001 by and among MOCON, Inc., Questar InfoComm, Inc. and Questar Corporation	(15)

10.14	2003 Compensation Committee resolution setting forth the Incentive Compensation Plan	(15)

10.15	MOCON, Inc. Savings and Retirement Plan	(16)

10.16	Share Purchase Agreement, dated as of December 19, 2003 by and between Ahlström Capital Oy and MOCON, Inc.	(17)

10.17	Transfer Deed dated as of January 29, 2004 by and between Ahlström Capital Oy and MOCON, Inc.	(17)

21.1	Subsidiaries of the Company	(18)

23.1	Independent Auditors’ Consent	(18)

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(18)

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(18)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	(18)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	(18)

____________________

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

(14)

Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9273).

(15)

Incorporated by reference to our Report on Form 8-K filed on November 6, 2001 (File No. 0-9273).

(16)

Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-9273).

(17)

Incorporated by reference to our Current Report on Form 8-K filed on January 29, 2004 (File No. 0-9273).

(18)

Filed herewith.