Form 10-Q
period 2004-03-31
MOCON INC
filed 2004-05-17
CIK 67279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to _________________

Commission File Number 0-9273

MOCON, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0903312
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

YES ___ NO _X_

5,410,764 Common Shares were outstanding as of March 31, 2004

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2004

	Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
March 31, 2004 (Unaudited) and December 31, 2003	1

Condensed Consolidated Statements of Income (Unaudited)
Three months ended March 31, 2004 and 2003	2

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31, 2004 and 2003	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4-	9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	10	-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and temporary cash investments	$1,853,393	$1,399,837
Marketable securities, current	4,536,054	4,541,725
Trade accounts receivable, less allowance for doubtful
accounts of $255,000 in 2004 and $244,000 in 2003	3,405,668	3,542,927
Other receivables	98,633	50,662
Inventories	4,126,436	3,762,481
Prepaid expenses	317,833	347,245
Deferred income taxes	214,074	322,435

Total current assets	14,552,091	13,967,312

Marketable securities, noncurrent	399,648	850,088

Property, plant and equipment, net	2,154,779	2,099,462

Other assets:
Software development costs, net of accumulated
amortization of $519,298 in 2004 and $435,430 in 2003	487,123	570,991
Goodwill	1,868,804	1,346,795
Technology rights and other intangibles, net	1,529,695	991,928
Other	153,438	151,689

Total other assets	4,039,060	3,061,403

TOTAL ASSETS	$21,145,578	$19,978,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,574,485	$1,013,615
Accrued compensation and vacation	718,655	775,669
Other accrued expenses	304,839	349,421
Accrued product warranties	330,955	279,639
Accrued income taxes	356,505	295,951
Dividends payable	351,402	350,891

Total current liabilities	3,636,841	3,065,186

Obligations to former employees	103,848	—
Minimum earnout payable	233,165	—
Deferred income taxes	457,664	198,381

Total non-current liabilities	794,677	198,381

Total liabilities	4,431,518	3,263,567

Stockholders' equity:
Capital stock - undesignated - authorized 3,000,000 shares	—	—
Common stock - $.10 par value. Authorized 22,000,000
shares; issued and outstanding 5,410,764 shares in 2004
and 5,406,189 shares in 2003	541,076	540,619
Capital in excess of par value	143,064	118,333
Retained earnings	16,036,797	16,052,528
Accumulated other comprehensive (loss) income	(6,877)	3,218

Total stockholders' equity	16,714,060	16,714,698

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$21,145,578	$19,978,265

See accompanying notes to condensed consolidated financial statements.

MOCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Sales:
Products	$5,290,827	$4,591,863
Consulting services	461,578	437,287

Total sales	5,752,405	5,029,150

Cost of sales:
Products	2,547,708	2,055,423
Consulting services	219,843	215,645

Total cost of sales	2,767,551	2,271,068

Gross profit	2,984,854	2,758,082

Selling, general and administrative expenses	2,157,129	1,510,989

Research and development expenses	341,716	346,318

Operating income	486,009	900,775

Investment income	21,176	31,902

Income before income taxes	507,185	932,677

Income taxes	171,000	326,000

Net income	$336,185	$606,677

Net income per common share:
Basic	$0.06	$0.11

Diluted	$0.06	$0.11

Weighted average shares outstanding:
Basic	5,406,952	5,456,766

Diluted	5,526,670	5,531,344

See accompanying notes to condensed consolidated financial statements.

MOCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net income	$336,185	$606,677
Adjustments to reconcile net income to net cash provided by
operating activities:
Write-offs of intangible assets	—	18,520
Depreciation and amortization	387,611	245,816
Deferred income taxes	(5,400)	(5,400)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	667,659	933,874
Other receivables	(12,648)	(1,253)
Inventories	145,274	(7,668)
Prepaid expenses	43,283	34,803
Accounts payable	40,824	(94,043)
Accrued compensation and vacation	(228,417)	(144,765)
Other accrued expenses	(111,091)	(128,839)
Accrued product warranties	3,599	2,133
Accrued income taxes	44,456	125,452

Net cash provided by operating activities	1,311,335	1,585,307

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(468,683)	—
Purchases of marketable securities	(1,194,817)	(2,987,960)
Proceeds from sales or maturities of marketable securities	1,650,923	881,330
Purchases of property and equipment	(52,737)	(21,954)
Purchases and development of software	—	(18,440)
Purchases of patents and trademarks	(10,007)	—
Other	(1,749)	(1,505)

Net cash used in investing activities	(77,070)	(2,148,529)

Cash flows from financing activities:
Proceeds from the exercise of stock options	25,188	29,539
Purchases and retirement of common stock	—	(419,400)
Dividends paid	(800,490)	(328,360)
Other	—	1,680

Net cash used in financing activities	(775,302)	(716,541)

Effect of exchange rate changes on cash	(5,407)	—
Net increase (decrease) in cash and temporary cash investments	453,556	(1,279,763)
Cash and temporary cash investments:
Beginning of period	1,399,837	3,082,610

End of period	$1,853,393	$1,802,847

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$22,945	$205,948
Supplemental schedule of noncash investing and financing activities:
Unrealized holding gain on available-for-sale securities	$3,213	$1,669
Dividends accrued	351,402	353,773
Minimum earnout payable	349,747	—

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of income for the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004, and for all periods presented, have been made. The results of operations for the period ended March 31, 2004 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual 10-K Report for the fiscal year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of MOCON, Inc. and its subsidiaries after elimination of inter-company transactions and accounts.

Foreign Currency Translation

The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of our foreign subsidiary are translated to United States dollars at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in other income or loss.

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

We have adopted the disclosure-only provisions for employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation. These provisions require us to show, on a pro forma basis, our net income and income per common share if we had recorded an expense for our stock options at the time of grant. Other than disclosure in this footnote, we do not use these pro forma results for any purpose. No stock options were granted during the three-month periods ended March 31, 2004 and 2003.

Had we recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS No. 123, our net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,

	2004	2003

Net income - as reported	$336,185	$606,677
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(40,884)	(39,756)

Net income - pro forma	$295,301	$566,921

Net income per common share - as reported:
Basic	$0.06	$0.11
Diluted	$0.06	$0.11
Net income per common share - pro forma:
Basic	$0.05	$0.10
Diluted	$0.05	$0.10

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46R did not have an impact on the Company’s condensed consolidated financial statements.

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

Note 2 – Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Finished products	$797,113	$369,883
Work in process	1,427,514	1,497,909
Raw materials	1,901,809	1,894,689

	$4,126,436	$3,762,481

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic and net income per common share – diluted for the three- month periods ended March 31, 2004, and 2003:

	Three Months Ended March 31,
	2004	2003
Weighted shares of common stock
outstanding - basic	5,406,952	5,456,766
Weighted shares of common stock
issuable upon exercise of outstanding
stock options	119,718	74,578

Weighted shares of common stock
outstanding - diluted	5,526,670	5,531,344

Note 4 – Goodwill and Intangible Assets

As of March 31, 2004, unamortized goodwill amounted to $1,868,804, which includes the current year addition of $522,009 related to the acquisition of Paul Lippke Handels-GmbH. Other identifiable intangible assets are as follows:

	As of March 31, 2004

	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives

Patents	$531,759	$193,236	$338,523	10 to 18 years
Trademarks and tradenames	387,138	36,419	350,719	5 to 17 years
Technology rights	784,008	415,766	368,242	7 to 10 years
Other intangibles	701,596	229,385	472,211	Less than 1 year to 5 years

	$2,404,501	$874,806	$1,529,695

Total amortization expense for the three months ended March 31, 2004 and 2003 was $144,912 and $45,602, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of March 31, 2004 is as follows:

Estimated Expense
2004	$ 435,817
2005	$ 350,828
2006	$ 337,468
2007	$ 214,283
2008	$ 163,019

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security. At March 31, 2004, and March 31, 2003, this resulted in a net unrealized gain of $3,213 and $1,669, respectively, within stockholders’ equity.

Note 6 – Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended March 31,
	2004	2003

Net income	$336,185	$606,677
Foreign currency translation adjustment	(10,090)	—
Net unrealized (loss) gain on marketable securities	(5)	34

Comprehensive income	$326,090	$606,711

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

Warranty provisions and claims for the three-month periods ended March 31, 2004 and 2003 were as follows:

	Three Months Ended March 31,

	2004	2003

Beginning balance	$279,639	$266,933
Warranty provisions(1)	140,964	60,472
Warranty claims	(89,648)	(58,339)

Ending balance	$330,955	$269,066

(1) includes adjustment for acquisition

Note 8 – Lab Connections Relocation

During the first quarter of 2004, we incurred expenses of $78,900 related to the relocation of our Boston, Massachusetts, Lab Connections subsidiary operations to Round Rock, Texas. The expenses included $16,000 for termination of its lease on the Boston facility and $63,000 for other costs associated with the move.

Note 9 – Acquisition

Effective January 1, 2004, we acquired Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) which is located in Germany. Lippke had been the primary distributor of our products in Europe for approximately thirty years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. The acquisition of Lippke provides us with a direct presence in Europe, which we plan to leverage to benefit all of our product and service offerings. We acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three future “earnout” payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year which is included in the financial statements.

The purchase price of the acquisition was:

Cash consideration (625,000 euros)	$802,688
Present value of future minimum earnout payments	349,747
Costs associated with the transaction	184,975

$1,337,410

Purchase Price Allocation

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Cash and marketable securities	$518,980
Current assets, principally accounts receivable and inventories	1,088,824
Property, plant and equipment	166,021
Identifiable intangible assets:
Domain names	5,700
Trademark and trade name	335,000
Commercial agent/subagent network	70,000
Sales order backlog	84,896
Compiled customer list	48,000
Manufacturer's representative contracts	225,000
Goodwill	522,009
Current liabilities	(1,355,257)
Other non-current liabilities	(371,763)

$1,337,410

The allocation of the purchase price was based, in part, on a third-party valuation of the fair value of identifiable intangible assets, and certain property, plant and equipment. Other non-current liabilities includes deferred income taxes of $264,683 and obligations payable to two former employees totaling $107,080. The cost of the identifiable intangible assets will be amortized on a straight-line basis over periods of less than 1 to 5 years. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

The results of Lippke have been included in the consolidated financial statements since the date of acquisition of January 1, 2004.  Unaudited pro forma results of operations for the three months ended March 31, 2004 and 2003 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2004 and 2003.  This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended March 31, 2004 and 2003, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	Three Months Ended March 31,

	2004	2003

Net sales	$5,752,405	$5,509,007
Net income	$437,156	$684,638
Net income per common share:
Basic	$0.08	$0.13
Diluted	$0.08	$0.12

MOCON, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q includes certain statements that are deemed to be “forward-looking statements”within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect, believe, or anticipate will or may occur in the future, are forward-looking statements. The forward-looking statements in this filing are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements because these statements are subject to a number of risks and uncertainties including the risk factors described in our annual report on Form 10-K for the year ended December 31, 2003, including, but not limited to, the factors included in the section entitled “Certain Important Factors.” Persons reading this Form 10-Q should carefully review the discussion of all of the risk factors described in such Form 10-K and in our other filings made from time to time with the Securities and Exchange Commission.

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

Effective January 1, 2004, we acquired Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) which is located in Germany. Lippke had been the primary distributor of our products in Europe for approximately thirty years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. The acquisition of Lippke provides us with a direct presence in Europe, which we plan to leverage to benefit all of our product and service offerings. We acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three future “earnout”payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year.

Prior to 1998, we expanded our business primarily through internally developing new products and technologies, acquiring product lines and technology, and licensing our products and technology. In 1998, 2001, 2003, and 2004, we supplemented our internal growth through a total of five acquisitions that have provided us with additional technologies, products and product development expertise. We have three primary operating locations in the United States and one in Germany.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percent of sales, for the quarters ended March 31, 2004, and 2003.

	Percent of Sales

	Three Months Ended March 31,

	2004	2003

Sales	100.0	100.0
Cost of sales	48.1	45.2

Gross profit	51.9	54.8
Selling, general, and administrative expenses	37.5	30.0
Research and development expenses	5.9	6.9

Operating income	8.5	17.9
Investment income	0.3	0.6

Income before income taxes	8.8	18.5
Income taxes	3.0	6.5

Net income	5.8	12.0

The following table sets forth the relationship between various components of domestic and foreign sales, stated as a percent of total sales, for the quarter ended March 31, 2004 and 2003.

	Percent of Sales

	Three Months Ended March 31,

	2004	2003

Domestic sales	49.2	52.5
Foreign sales:
Japan	7.8	18.6
Western Europe	27.0	14.5
Canada	2.0	2.2
Other	14.0	12.2

Total foreign sales	50.8	47.5

Total sales	100.0	100.0

Net Sales

First quarter sales were $5,752,405 in 2004, up 14% compared to $5,029,150 in 2003. The increase in sales from 2003 to 2004 was primarily the result of the addition of Lippke, which provided $863,320 in net incremental sales. On a product basis, the increase in sales from 2003 to 2004 was primarily due to increased sales of our permeation products (including $431,871 in net additional foreign permeation sales from Lippke), the foreign sales of our leak detection products (including $180,918 in net additional foreign leak detection sales from Lippke), the sales of our sample preparation products and the domestic sales of our gas chromatography analyzer products. These increases are offset somewhat by decreases in the domestic sales of our weighing products. The impact of price increases was not significant.

We use a network of independent representatives to market and service our products in foreign countries, and expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. Effective January 1, 2004, we acquired Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) which is located in Germany. Lippke had been the primary distributor of our products in Europe for approximately thirty years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. This acquisition gives us a direct presence in Europe. The acquisition of Lippke is expected to have a positive impact on sales in 2004, particularly for revenues associated with our permeation products.

In first quarter 2004, domestic sales increased 7% to $2,832,824 and foreign sales increased 22% to $2,919,581. Foreign sales were 51% of total sales in first quarter 2004, compared to $2,384,073, or 47% of sales in 2003. Domestic sales were 49% of total first quarter sales in 2004, compared to $2,645,077 or 53% in 2003.

Permeation Products

Permeation products accounted for approximately 55% and 59% of our consolidated first quarter sales in 2004 and 2003, respectively. The volume of both domestic and foreign permeation sales increased during the first quarter of 2004, and the increase in foreign sales was due primarily to the net additional sales associated with Lippke.

Weighing Products

Weighing products accounted for approximately 2% and 6% of our consolidated first quarter sales in 2004 and 2003, respectively. Weighing product sales decreased in 2004 versus 2003 due to decreased sales of our Automatic Balance (AB) weighing system and the parts and services related to both our VERICAP and AB weighing systems.

Sample Preparation Products

Sample preparation products accounted for approximately 2% and less than 1% of our consolidated first quarter sales in 2004 and 2003, respectively. Sales of the sample preparation products sold by our Lab Connections, Inc. subsidiary increased in 2004 versus 2003 primarily due to sales of our low-cost unit targeted to the polymer market. During the first quarter of 2004 we moved Lab Connections into our Round Rock, Texas location and closed the Boston location. The total costs incurred in the first quarter associated with this relocation were $78,900. This consolidation is expected to result in reduced operating costs going forward.

Gas Analyzer Products

Gas analysis and monitoring instrumentation products sold at our Baseline-MOCON, Inc. subsidiary were consistent at approximately 14% and 15% of our consolidated first quarter sales in 2004 and 2003, respectively. In order to reduce operating costs and increase operating efficiencies, during the first quarter of 2004 we moved a portion of Baseline’s production to our Minneapolis, Minnesota facility.

Gas Chromatography Analyzer Products

Sales of gas chromatography components at our Microanalytics Instrumentation Corp. subsidiary accounted for approximately 3% and 1% of our consolidated first quarter sales in 2004 and 2003, respectively. This increase is primarily due to additional instrument sales.

Leak Detection Products

Sales of our leak detection products were approximately 6% and 3% of our consolidated first quarter sales in 2004 and 2003, respectively. The increase is primarily due to net additional foreign leak detection sales associated with Lippke.

Headspace Analyzer Products

Headspace analyzer products were consistent at approximately 8% and 7% of our consolidated first quarter sales in 2004 and 2003, respectively.

Consulting and Analytical Services

Consulting and analytical services sales were also consistent at approximately 7% and 8% of our consolidated first quarter sales in 2004 and 2003, respectively.

Gross Profit

Our gross profit margin was 52% and 55% for the three-month periods ended March 31, 2004 and 2003, respectively. The first quarter 2004 gross profit margin is lower as a percentage of sales than the same period in 2003 due mostly to costs related to the acquisition of Lippke including the write-off of costs assigned to finished goods inventory under purchase accounting rules of $96,000, costs associated with the relocation of our Lab Connections subsidiary to Round Rock, Texas, and additional costs associated with moving a portion of our Baseline subsidiary’s manufacturing to Minneapolis, Minnesota. We believe both of these manufacturing consolidations will positively impact future operating income as reduced costs and increased operating efficiencies are realized.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in first quarter 2004 were $2,157,129, or 37.5% of sales, compared to $1,510,989, or 30% of sales in 2003. The increase in SG&A expenses from first quarter 2003 to first quarter 2004 is primarily due to costs associated with the increase in sales, including Lippke sales, and also to costs associated with the acquisition of Lippke including amortization of $57,000 related to purchased backlog and ongoing amortization related to various other purchased intangibles of $44,000.

Research and Development Expenses

Research and development (R&D) expenses were $341,716, or approximately 6% of sales in first quarter 2004, compared to $346,318, or approximately 7% of sales in first quarter 2003. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets. For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Investment Income

Investment income decreased to $21,176 in first quarter 2004 from $31,902 in first quarter 2003. The decrease in 2004 is primarily due to slightly lower average yields on lower cash balances.

Income Tax Expense

Our provision for income taxes was 33.7% of income before income taxes in first quarter 2004 and 35% in 2003, respectively. Based on current operating conditions and income tax laws, we expect the tax rate for all of 2004 to be in the range of 33% to 36%.

Net Income

Net income was $336,185 in first quarter of 2004 compared to $606,677 in first quarter of 2003. Diluted net income per share was $.06 per share in 2004 compared to $.11 per share in 2003.

Liquidity and Capital Resources

We continue to maintain a strong financial position. Our financial position as of March 31, 2004 reflects an increase in working capital of $13,124 to $10,915,250, compared to $10,902,126 at December 31, 2003. Total cash, temporary cash investments and marketable securities decreased slightly during the first quarter 2004 to $6,789,095, primarily due to the $802,688 base purchase price paid to acquire Lippke, a first quarter dividend payment to our shareholders of $351,403, and final dividend payments to Lippke’s former parent Company totaling $449,087, offset by net income and a decrease in accounts receivable. Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $3,200,000 of our common stock at prices not exceeding the market price at the time of the purchase. As of March 31, 2004, $2,572,394 was remaining in this authorization. The $137,259 decrease in accounts receivable in first quarter 2004 versus year end 2003 is primarily due to improved accounts receivable collection efforts. Inventory increased $363,955 in the first quarter 2004 compared to the fourth quarter 2003, primarily due to the acquisition of Lippke.

Total current liabilities increased $571,655 and long-term liabilities increased $596,296 in the first quarter of 2004, both also primarily due to the Lippke acquisition. In the first quarter 2004, we purchased $52,737 of property, plant and equipment, and $21,954 in the same period of 2003.

Cash flow from operations has historically been sufficient to meet our liquidity requirements, capital expenditures and research and development costs. Cash flow from operations totaled $1,311,335 and $1,585,307 in 2004 and 2003, respectively.

We had no material commitments for capital expenditures as of March 31, 2004. We do not believe that any major property, plant and equipment expenditures are required to accommodate the current level of operations. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

Foreign Currency Exchange Risk

We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operations or cash flows.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. FIN 46R did not have an impact on the Company’s condensed consolidated financial statements.

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

We currently sell our products and services in United States dollars, or the local currency of our foreign subsidiary (euros); accordingly, our foreign operation exposes us to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

As of March 31, 2004, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be included in our periodic SEC filings. There were no changes identified by our Chief Executive Officer and Chief Financial Officer in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MOCON, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

On February 3, 2004, we furnished a report on Form 8-K under Item 2, “Acquisition or Disposition of Assets,” to announce that we issued a press release on January 30, 2004 announcing the completion of the acquisition of Paul Lippke Handels-GmbH Prozess- und Laborsysteme, a German company (“Lippke”) which such press release was attached as an exhibit to the report.

On February 24, 2004, we furnished a report on Form 8-K under Item 12, “Results of Operations and Financial Condition,” to announce that we issued a press release on February 24, 2004, announcing results of operations and financial condition for the fourth quarter and full year period ended December 31, 2003, which such press release was attached as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOCON, INC. Registrant

Date: May 17, 2004	/s/ Robert L. Demorest Robert L. Demorest Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2004	/s/ Dane D. Anderson Dane D. Anderson Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)