Form 10-Q
period 2004-06-30
MOCON INC
filed 2004-08-13
CIK 67279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to _________________

Commission File Number 0-9273

MOCON, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-0903312
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

7500 Boone Avenue North, Minneapolis, Minnesota 55428
(Address of principal executive offices)            (Zip code)

(763) 493-6370
(Registrant’s telephone number, including area code)

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

YES ___ NO _X_

5,306,552 Common Shares were outstanding as of June 30, 2004

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2004

        Page

      Number

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets

June 30, 2004 (Unaudited) and December 31, 2003

 1

    Condensed Consolidated Statements of Income (Unaudited)

Three months and six months ended June 30, 2004 and 2003

 2

    Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2004 and 2003

 3

    Notes to Condensed Consolidated Financial Statements (Unaudited)

4-9

  Item 2.  Management’s Discussion and Analysis of Financial Condition

   and Results of Operations

         10-17

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

18

  Item 4.  Controls and Procedures

18

PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities, Use of Proceeds and Issuer

   Purchases of Equity Securities

19

  Item 4.  Submission of Matters to a Vote of Security Holders

19

  Item 6.  Exhibits and Reports on Form 8-K

20

Signatures

21

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

MOCON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and temporary cash investments	$1,114,766	$1,399,837
Marketable securities, current	4,864,459	4,541,725
Trade accounts receivable, less allowance for doubtful
accounts of $258,000 in 2004 and $244,000 in 2003	3,533,695	3,542,927
Other receivables	131,083	50,662
Inventories	3,922,322	3,762,481
Prepaid expenses	220,373	347,245
Deferred income taxes	293,784	322,435

Total current assets	14,080,482	13,967,312

Marketable securities, non-current	370,260	850,088

Property, plant and equipment, net	2,145,310	2,099,462

Other assets:
Software development costs, net of accumulated
amortization of $603,166 in 2004 and $435,430 in 2003	403,254	570,991
Goodwill	1,868,556	1,346,795
Technology rights and other intangibles, net	1,453,030	991,928
Other	155,187	151,689

Total other assets	3,880,027	3,061,403

TOTAL ASSETS	$20,476,079	$19,978,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,627,600	$1,013,615
Accrued compensation and vacation	686,453	775,669
Other accrued expenses	325,105	349,421
Accrued product warranties	335,212	279,639
Accrued income taxes	266,848	295,951
Dividends payable	346,908	350,891

Total current liabilities	3,588,126	3,065,186

Obligations to former employees	103,055	—
Minimum earnout payable	219,404	—
Deferred income taxes	418,155	198,381

Total non-current liabilities	740,614	198,381

Total liabilities	4,328,740	3,263,567

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $.10 par value. Authorized 22,000,000
shares; issued and outstanding 5,306,552 shares in 2004
and 5,406,189 shares in 2003	530,655	540,619
Capital in excess of par value	—	118,333
Retained earnings	15,632,103	16,052,528
Accumulated other comprehensive (loss) income	(15,419)	3,218

Total stockholders’ equity	16,147,339	16,714,698

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$20,476,079	$19,978,265

See accompanying notes to condensed consolidated financial statements.

MOCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales:
Products	$5,605,052	$4,638,124	$10,895,879	$9,229,987
Consulting services	518,719	494,149	980,297	931,436

Total sales	6,123,771	5,132,273	11,876,176	10,161,423

Cost of sales:
Products	2,524,171	2,009,308	5,071,879	4,064,731
Consulting services	261,355	232,725	481,198	448,370

Total cost of sales	2,785,526	2,242,033	5,553,077	4,513,101

Gross profit	3,338,245	2,890,240	6,323,099	5,648,322

Selling, general and administrative expenses	2,071,024	1,640,637	4,228,153	3,151,626
Research and development expenses	367,991	344,884	709,707	691,202

Operating income	899,230	904,719	1,385,239	1,805,494
Other income	51,578	32,541	72,754	64,443

Income before income taxes	950,808	937,260	1,457,993	1,869,937
Income taxes	321,000	328,000	492,000	654,000

Net income	$629,808	$609,260	$965,993	$1,215,937

Net income per common share:
Basic	$0.12	$0.11	$0.18	$0.22

Diluted	$0.12	$0.11	$0.18	$0.22

Weighted average shares outstanding:
Basic	5,372,325	5,395,719	5,389,639	5,426,243

Diluted	5,474,899	5,462,953	5,500,785	5,497,149

See accompanying notes to condensed consolidated financial statements.

MOCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$965,993	$1,215,937
Adjustments to reconcile net income to net cash provided by
operating activities:
Loss on disposition of long-term assets	1,577	20,842
Depreciation and amortization	715,958	494,596
Deferred income taxes	(124,620)	(10,800)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	512,713	781,022
Other receivables	(46,777)	(25,983)
Inventories	335,501	105,866
Prepaid expenses	140,435	125,654
Accounts payable	168,914	(35,575)
Accrued compensation and vacation	(254,930)	(12,915)
Other accrued expenses	(149,296)	(104,506)
Accrued product warranties	9,650	4,965
Accrued income taxes	(44,833)	(171,648)

Net cash provided by operating activities	2,230,285	2,387,455

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(468,683)	—
Purchases of marketable securities	(1,765,104)	(3,944,980)
Proceeds from sales or maturities of marketable securities	1,916,907	1,388,755
Purchases of property and equipment	(197,920)	(196,120)
Purchases and development of software	—	(98,743)
Purchases of patents and trademarks	(26,075)	(8,294)
Other	(3,498)	(3,005)

Net cash used in investing activities	(544,373)	(2,862,387)

Cash flows from financing activities:
Proceeds from the exercise of stock options	84,866	35,844
Purchases and retirement of common stock	(900,360)	(627,606)
Dividends paid to former parent company of Paul Lippke Handels	(449,087)	—
Dividends paid to MOCON shareholders	(703,204)	(676,745)

Net cash used in financing activities	(1,967,785)	(1,268,507)

Effect of exchange rate changes on cash	(3,198)	—
Net decrease in cash and temporary cash investments	(285,071)	(1,743,439)
Cash and temporary cash investments:
Beginning of period	1,399,837	3,082,610

End of period	$1,114,766	$1,339,171

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$661,318	$836,448
Supplemental schedule of noncash investing and financing activities:
Unrealized holding (loss) gain on available-for-sale securities	$(5,291)	$4,699
Dividends accrued	346,908	350,097
Minimum earnout payable	329,106	—

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004, and for all periods presented, have been made. The results of operations for the period ended June 30, 2004 are not necessarily indicative of operating results for the full year.

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

We have adopted the disclosure-only provisions for employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation. These provisions require us to show, on a pro forma basis, our net income and income per common share if we had recorded an expense for our stock options at the time of grant. Other than disclosure in this footnote, we do not use these pro forma results for any purpose. No stock options were granted during the three-month period ended June 30, 2004.

Had we recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS No. 123, our net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income – as reported	$629,808	$609,260	$965,993	$1,215,937
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(39,294)	(38,611)	(80,178)	(78,367)

Net income – pro forma	$590,514	$570,649	$885,815	$1,137,570

Net income per common share – as reported:
Basic	$0.12	$0.11	$0.18	$0.22
Diluted	$0.12	$0.11	$0.18	$0.22
Net income per common share – pro forma:
Basic	$0.11	$0.11	$0.16	$0.21
Diluted	$0.11	$0.10	$0.16	$0.21

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

Note 2 – Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Finished products	$667,094	$369,883
Work in process	1,366,729	1,497,909
Raw materials	1,888,499	1,894,689

	$3,922,322	$3,762,481

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic and net income per common share – diluted for the three- and six-month periods ended June 30, 2004, and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted shares of common stock
outstanding – basic	5,372,325	5,395,719	5,389,639	5,426,243
Weighted shares of common stock
assumed upon exercise of stock
options	102,574	67,234	111,146	70,906

Weighted shares of common stock
outstanding – diluted	5,474,899	5,462,953	5,500,785	5,497,149

Note 4 – Goodwill and Intangible Assets

As of June 30, 2004, unamortized goodwill amounted to $1,868,556, which includes the current year addition of $521,761 related to the acquisition of Paul Lippke Handels-GmbH. Other identifiable intangible assets are as follows:

	As of June 30, 2004
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$543,181	$202,587	$340,594	10 to 17 years
Trademarks and tradenames	388,196	54,416	333,780	5 to 17 years
Technology rights	784,008	437,338	346,670	7 to 10 years
Other intangibles	705,184	273,198	431,986	Less than 1 year to 5 years

	$2,420,569	$967,539	$1,453,030

Total amortization expense for the three and six months ended June 30, 2004 was $92,733 and $237,645, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of June 30, 2004 is as follows:

Estimated Expense
2004	$438,726
2005	$353,693
2006	$340,334
2007	$223,558
2008	$166,847

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security. At June 30, 2004, and June 30, 2003, this resulted in a net unrealized (loss) gain of ($2,073) and $6,334, respectively, within stockholders’ equity.

Note 6 – Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$629,808	$609,260	$965,993	$1,215,937
Foreign currency translation
adjustment	(3,256)	—	(13,346)	—
Net unrealized (loss) gain on
marketable securities	(5,286)	4,665	(5,291)	4,699

Comprehensive income	$621,266	$613,925	$947,356	$1,220,636

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

Warranty provisions and claims for the six-month periods ended June 30, 2004 and 2003 were as follows:

	Six Months Ended June 30,
	2004	2003
Beginning balance	$279,639	$266,933
Warranty provisions	212,900	142,623
Warranty claims	(157,327)	(137,658)

Ending balance	$335,212	$271,898

Note 8 – Acquisition

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

$1,337,410

Purchase Price Allocation

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Cash and marketable securities	$518,980
Current assets, principally accounts receivable and inventories	1,088,824
Property, plant and equipment	166,021
Identifiable intangible assets:
Domain names	5,700
Trademark and trade name	335,000
Commercial agent/subagent network	70,000
Sales order backlog	84,896
Compiled customer list	48,000
Manufacturer's representative contracts	225,000
Goodwill	521,761
Current liabilities	(1,355,009)
Other non-current liabilities	(371,763)

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

The results of Lippke have been included in the consolidated financial statements since the date of acquisition of January 1, 2004.  Unaudited pro forma results of operations for the three- and six-month periods ended June 30, 2003 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2003.  This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended June 30, 2003, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net sales	$6,025,530	$11,534,537
Net income	$775,085	$1,459,752
Net income per common share
Basic	$0.14	$0.27
Diluted	$0.14	$0.27

MOCON, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q includes certain statements that are deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect, believe, or anticipate will or may occur in the future, are forward-looking statements. The forward-looking statements in this filing are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements because these statements are subject to a number of risks and uncertainties including the risk factors described in our annual report on Form 10-K for the year ended December 31, 2003, including, but not limited to, the factors included in the section entitled “Certain Important Factors.” Persons reading this Form 10-Q should carefully review the discussion of all of the risk factors described in such Form 10-K and in our other filings made from time to time with the Securities and Exchange Commission.

Overall Summary of Second Quarter and First Half 2004 Financial Results

Sales for the second quarter of 2004 were $6,123,771, an increase of 19% compared to $5,132,273 for 2003. The increase is primarily due to the acquisition of Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) as explained below in the Company Overview section. Net income was $629,808, a 3% increase compared to $609,260 in the second quarter of 2003. Net income per share was 12 cents (diluted) in the second quarter of 2004, a 9% increase compared to 11 cents (diluted) for the same period in 2003. Six-month sales increased 17% to $11,876,176 compared to $10,161,423 for the first six months of 2003. Net income and net income per share were $965,993 and 18 cents (diluted), respectively, for the first half of 2004, down 21% and 18% compared to $1,215,937 and 22 cents (diluted) during the same period in 2003.

Company Overview

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

Effective January 1, 2004, we acquired Lippke which is located in Germany. Lippke had been the primary distributor of our products in Europe for approximately thirty years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. The acquisition of Lippke provides us with a direct presence in Europe, which we plan to leverage to benefit all of our product and service offerings. We acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three future “earnout” payments to

Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percent of sales, for the three- and six-month periods ended June 30, 2004, and 2003.

	Percent of Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	100.0	100.0	100.0	100.0
Cost of sales	45.5	43.7	46.8	44.4

Gross profit	54.5	56.3	53.2	55.6
Selling, general and administrative expenses	33.8	32.0	35.6	31.0
Research and development expenses	6.0	6.7	6.0	6.8

Operating income	14.7	17.6	11.6	17.8
Other income	0.8	0.6	0.6	0.6

Income before income taxes	15.5	18.2	12.2	18.4
Income taxes	5.2	6.3	4.1	6.4

Net income	10.3	11.9	8.1	12.0

The following table sets forth the relationship between various components of domestic and foreign sales, stated as a percent of total sales, for the three- and six-month periods ended June 30, 2004 and 2003.

	Percent of Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Domestic sales	40.2	66.8	44.6	59.8
Foreign sales:
Japan	9.5	6.5	8.6	12.4
Western Europe	28.5	13.4	27.7	14.0
Canada	6.2	2.0	4.2	2.1
Other	15.6	11.3	14.9	11.7

Total foreign sales	59.8	33.2	55.4	40.2

Total sales	100.0	100.0	100.0	100.0

Net Sales

Sales for the second quarter of 2004 were $6,123,771, up 19% compared to $5,132,273 for the same period in 2003. The increase in sales from 2003 to 2004 was primarily the result of the addition of Lippke, which provided $909,425 in net incremental sales. On a product basis, the increase in sales from 2003 to 2004 was primarily due to increased foreign sales of our permeation products (including $615,464 in net additional foreign permeation sales from Lippke), and the sales of our weighing products, offset somewhat by decreases in the domestic sales of our permeation products. The impact of price increases was not significant.

Sales for the six-month period ended June 30, 2004, were $11,876,176 in 2004, up 17% compared to $10,161,423 for the six months ended June 30, 2003. The increase in sales from 2003 to 2004 was primarily the result of the addition of Lippke, which provided $1,772,745 in net incremental sales. On a product basis, the increase in sales from 2003 to 2004 was primarily due to increased foreign sales of our permeation products (including $1,047,335 in net additional foreign permeation sales from Lippke), the foreign sales of our leak detection products (including $259,275 in net additional foreign leak detection sales from Lippke), and the sales of our sample preparation products, offset somewhat by decreases in the domestic sales of our permeation products and the domestic sales of our weighing products. The impact of price increases was not significant.

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

        Permeation Products

Permeation products accounted for approximately 62% and 61% of our consolidated second quarter sales in 2004 and 2003, respectively. The volume of foreign permeation sales increased during the second quarter of 2004, while the volume of domestic permeation sales decreased during this same period. The increase in foreign sales was due primarily to the increase in sales in Western Europe, which includes the net additional sales associated with Lippke. Sales of permeation products for the six-month periods ended June 30, 2004, and 2003, were 60% and 62%, respectively.

        Weighing Products

Weighing products accounted for approximately 4% and 2% of our consolidated second quarter sales in 2004 and 2003, respectively. Weighing product sales increased in the second quarter of 2004 versus 2003 due to increased sales of our Automatic Balance weighing system. Weighing products accounted for approximately 3% and 4% of our consolidated sales for the six months ended June 30, 2004, and 2003, respectively.

        Sample Preparation Products

Sample preparation products accounted for approximately 3% and 2% of our consolidated second quarter sales in 2004 and 2003, respectively. Sample preparation products accounted for approximately 3% and 1%, respectively, of consolidated sales for the six-month periods ended June 30, 2004, and 2003. Sales of the sample preparation products sold by our Lab Connections, Inc. subsidiary increased in 2004 versus 2003 due to increases in both domestic and foreign sales. During the first quarter of 2004 we moved Lab Connections into our Round Rock, Texas, location and closed the Boston location. The total costs incurred in the first quarter associated with this relocation were $78,900. This consolidation is expected to result in reduced operating costs going forward.

        Gas Analyzer Products

Gas analysis and monitoring instrumentation products sold at our Baseline-MOCON, Inc. subsidiary were approximately 14% and 17% of our consolidated second quarter sales in 2004 and 2003, respectively, and approximately 14% and 16%, of consolidated sales for the six months ended June 30, 2004, and 2003, respectively. In order to reduce operating costs and increase operating efficiencies, we moved a portion of Baseline’s production to our Minneapolis, Minnesota facility during the first quarter of 2004.

        Gas Chromatography Analyzer Products

Sales of gas chromatography components at our Microanalytics Instrumentation Corp. subsidiary accounted for approximately 2% and 4% of our consolidated second quarter sales in 2004 and 2003, respectively, and approximately 3% for both the six-month periods ended June 30, 2004 and 2003.

        Leak Detection Products

Sales of our leak detection products were approximately 3% and 2% of our consolidated second quarter sales in 2004 and 2003, respectively. Leak detection products accounted for approximately 4% and 3% of our consolidated sales for the six months ended June 30, 2004, and 2003, respectively. The increases are primarily due to net additional foreign leak detection sales associated with Lippke.

        Headspace Analyzer Products

Headspace analyzer products were approximately 6% and 8% of our consolidated second quarter sales in 2004 and 2003, respectively. Sales of headspace analyzer products for the six-month periods ended June 30, 2004, and 2003, were consistent at 7% of consolidated sales for those periods.

        Consulting and Analytical Services

Consulting and analytical services sales were approximately 3% and 4%, respectively, of our consolidated second quarter sales in 2004 and 2003. Consulting and analytical services sales were also approximately 3% and 4% of our consolidated sales for the six months ended June 30, 2004, and 2003, respectively.

Gross Profit

Our gross profit margin was 54.5% and 56.3% for the three-month periods ended June 30, 2004 and 2003, respectively. The second quarter 2004 gross profit margin is lower as a percentage of sales than the same period in 2003 due mostly to costs related to the acquisition of Lippke including the write-off of costs assigned to finished goods inventory under purchase accounting rules of $50,000, and additional costs associated with moving a portion of our Baseline subsidiary’s manufacturing to Minneapolis, Minnesota. We believe this manufacturing consolidation will positively impact future operating income as reduced costs and increased operating efficiencies are realized.

Our gross profit margin for the six-month periods ended June 30, 2004 and 2003, respectively, was 53.2% and 55.6%. The gross profit margin as a percentage of sales is lower for the six months ended June 30, 2004 compared to the same period in 2003 due mostly to costs related to the acquisition of Lippke including the write-off of costs assigned to finished goods inventory under purchase accounting rules of $146,000, costs associated with the relocation of our Lab Connections subsidiary to Round Rock, Texas, and additional costs associated with moving a portion of our Baseline subsidiary’s manufacturing to Minneapolis, Minnesota. We believe both of these manufacturing consolidations will positively impact future operating income as reduced costs and increased operating efficiencies are realized.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in second quarter 2004 were $2,071,024, or 33.8% of sales, compared to $1,640,637, or 32.0% of sales in 2003. The increase in SG&A expenses from second quarter 2003 to second quarter 2004 is primarily due to costs associated with the increase in sales, including Lippke sales, and also to costs associated with the acquisition of Lippke including ongoing amortization related to various purchased intangibles of $44,000.

Six-month SG&A expenses were $4,228,153, or 35.6% of sales, in 2004, compared to $3,151,626, or 31.0% of sales, in 2003. The increase in SG&A expenses from 2003 to 2004 is primarily due to costs associated with the increase in sales, including Lippke sales, and also to costs associated with the acquisition of Lippke including amortization of $61,000 related to purchased backlog and ongoing amortization related to various other purchased intangibles of $88,000.

Research and Development Expenses

Research and development (R&D) expenses were $367,991, or approximately 6.0% of sales in second quarter 2004, compared to $344,884, or approximately 6.7% of sales in second quarter 2003. For the six months ended June 30, 2004, R&D expenses were $709,707, or approximately 6.0% of sales, compared to $691,202, or approximately 6.8% of sales for the same period in 2003. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets. For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the six months ended June 30, 2004 consists of interest income of $52,112 and gain on foreign currency exchange of $20,642. Interest income decreased from $64,443 in the six months ended June 30, 2003, due to slightly lower average yields on lower cash balances.

Income Tax Expense

Our provision for income taxes was 33.75% of income before income taxes for the three- and six-month periods ended June 30, 2004, compared to 35% of income before income taxes for the three- and six-month periods ended June 30, 2003. Based on current operating conditions and income tax laws, we expect the tax rate for all of 2004 to be in the range of 33% to 36%.

Net Income

Net income was $629,808 in the second quarter of 2004, compared to $609,260 in the second quarter of 2003. Diluted net income per share was $.12 per share in 2004 compared to $.11 per share in 2003. For the six months ended June 30, 2004, net income was $965,993 compared to $1,215,937 for the six months ended June 30, 2003. Diluted net income per share was $.18 and $.22, respectively, for the six-month periods ended June 30, 2004, and 2003.

Liquidity and Capital Resources

Operating Activities

Cash flow from operations has historically been sufficient to meet our liquidity requirements, capital expenditures and research and development costs. Cash flow from operations totaled $2,230,285 and $2,387,455 in 2004 and 2003, respectively.

The inventory balance at June 30, 2004, has increased $159,841 compared to December 31, 2003, primarily due to the acquisition of Lippke, partially offset by a decrease in work-in-process inventory. Prepaid expenses decreased $126,872 in the first six months of 2004, mostly due to decreases in prepaid insurance and also vendor deposits. The $613,985 increase in accounts payable is due primarily to the acquisition of Lippke and, to a lesser extent, to increases in commission payable and customer advance payments.

Investing Activities

Cash flow used in investing activities totaled $544,373 in the first six months of 2004. Proceeds from sales or maturities of marketable securities, net of purchases, were $151,803. Purchases of property and equipment totaled $197,920, primarily for additions of manufacturing and laboratory equipment.

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

Financing Activities

During the first half of 2004, we made final dividend payments of $449,087 to Lippke’s former parent company and dividend payments of $703,204 to our shareholders.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $3,200,000 of our common stock at prices not exceeding the market price at the time of the purchase. During the second quarter of 2004, we repurchased 114,000 shares of our common stock at a total cost of $900,360. As of June 30, 2004, $1,672,034 was remaining in this authorization.

We continue to maintain a strong financial position. Our financial position as of June 30, 2004 reflects a decrease in working capital of $409,770 to $10,492,356, compared to $10,902,126 at December 31, 2003. Total cash, temporary cash investments and marketable securities decreased $442,165 during the first half of 2004 to $6,349,485.

We had no material commitments for capital expenditures as of June 30, 2004. We do not believe that any major property, plant and equipment expenditures are required to accommodate the current level of operations. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Item 4.   Controls and Procedures

As of June 30, 2004, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be included in our periodic SEC filings. There were no changes identified by our Chief Executive Officer and Chief Financial Officer in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MOCON, INC.

PART II.   OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of MOCON, Inc. common stock made by the Company during the three months ended June 30, 2004 are as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 2004	—	—	—	$2,572,394
May 2004	45,000	$7.84	45,000	2,219,784
June 2004	69,000	7.95	69,000	1,672,034

Total	114,000	$7.90	114,000	$1,672,034

In November 2002, our board of directors authorized the repurchase of up to $2,000,000 of our common stock at prices not exceeding the market price at the time of the purchase. In May 2003, our board of directors authorized a $1,200,000 increase in our stock repurchase program increasing the total to $3,200,000. As of June 30, 2004, we have repurchased 204,000 shares of common stock at a total cost of approximately $1,527,966. The repurchase program does not have an expiration date.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of MOCON, Inc. on May 18, 2004, the nominees for election as Directors of the Company were elected without opposition as follows:

Director-Nominee	Votes For	Votes Withheld/Against
Robert L. Demorest	5,045,844	71,734
Dean B. Chenoweth	5,051,097	66,481
J. Leonard Frame	5,050,697	66,881
Paul L. Sjoquist	5,027,920	89,658
Richard A. Proulx	5,056,543	61,035
Tom C. Thomas	5,078,996	38,582
Ronald A. Meyer	5,044,924	72,654
Daniel W. Mayer	5,045,174	72,404

We received no broker non-votes with respect to the election of Directors of the Company.

Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

On April 13, 2004, we furnished a report on Form 8-K/A under Item 7, “Financial Statements and Exhibits,” to amend and supplement Item 7 of the Original Report to include certain financial information required by Items 7(a) and (b) of Form 8-K.

On April 29, 2004, we furnished a report on Form 8-K under Item 12, “Results of Operations and Financial Condition,” to announce that we issued a press release on April 29, 2004, announcing results of operations and financial condition for the first quarter ended March 31, 2004, which such press release was attached as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOCON, INC. Registrant
Date: August 13, 2004	/s/ Robert L. Demorest

Robert L. Demorest Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2004	/s/ Dane D. Anderson

Dane D. Anderson Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)