Form 10-Q
period 2004-09-30
MOCON INC
filed 2004-11-15
CIK 67279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to _________________

Commission File Number 0-9273

MOCON, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0903312
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

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

YES ___ NO _X_

5,308,227 Common Shares were outstanding as of September 30, 2004

MOCON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and temporary cash investments	$2,245,147	$1,399,837
Marketable securities, current	4,401,066	4,541,725
Trade accounts receivable, less allowance for doubtful
accounts of $253,000 in 2004 and $244,000 in 2003	3,765,842	3,542,927
Other receivables	143,484	50,662
Inventories	3,868,739	3,762,481
Prepaid expenses	434,641	347,245
Deferred income taxes	308,876	322,435

Total current assets	15,167,795	13,967,312

Marketable securities, non-current	280,668	850,088

Property, plant and equipment, net of accumulated
depreciation of $3,992,507 in 2004 and $3,700,052 in 2003	2,068,380	2,099,462

Other assets:
Software development costs, net of accumulated
amortization of $687,035 in 2004 and $435,430 in 2003	319,386	570,991
Goodwill	1,868,556	1,346,795
Technology rights and other intangibles, net	1,343,726	991,928
Other	156,754	151,689

Total other assets	3,688,422	3,061,403

TOTAL ASSETS	$21,205,265	$19,978,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,831,216	$1,013,615
Accrued compensation and vacation	790,666	775,669
Other accrued expenses	295,566	349,421
Accrued product warranties	341,486	279,639
Accrued income taxes	320,251	295,951
Dividends payable	344,970	350,891

Total current liabilities	3,924,155	3,065,186

Obligations to former employees	105,153	—
Minimum earnout payable	223,870	—
Deferred income taxes	395,701	198,381

Total non-current liabilities	724,724	198,381

Total liabilities	4,648,879	3,263,567

Stockholders' equity:
Capital stock - undesignated - authorized 3,000,000 shares	—	—
Common stock - $.10 par value. Authorized 22,000,000
shares; issued and outstanding 5,308,227 shares in 2004
and 5,406,189 shares in 2003	530,823	540,619
Capital in excess of par value	10,229	118,333
Retained earnings	16,017,482	16,052,528
Accumulated other comprehensive (loss) income	(2,148)	3,218

Total stockholders' equity	16,556,386	16,714,698

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$21,205,265	$19,978,265

See accompanying notes to condensed consolidated financial statements.

MOCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Sales:
Products	$5,952,685	$4,318,284	$16,848,564	$13,548,271
Consulting services	458,388	459,877	1,438,685	1,391,313

Total sales	6,411,073	4,778,161	18,287,249	14,939,584

Cost of sales:
Products	2,742,046	1,952,285	7,813,925	6,017,016
Consulting services	243,243	217,342	724,441	665,712

Total cost of sales	2,985,289	2,169,627	8,538,366	6,682,728

Gross profit	3,425,784	2,608,534	9,748,883	8,256,856

Selling, general and administrative expenses	2,068,871	1,498,595	6,297,024	4,650,221
Research and development expenses	294,840	314,790	1,004,547	1,005,992

Operating income	1,062,073	795,149	2,447,312	2,600,643
Other income	38,296	27,167	111,050	91,610

Income before income taxes	1,100,369	822,316	2,558,362	2,692,253
Income taxes	372,000	288,000	864,000	942,000

Net income	$728,369	$534,316	$1,694,362	$1,750,253

Net income per common share:
Basic	$0.14	$0.10	$0.32	$0.32

Diluted	$0.13	$0.10	$0.31	$0.32

Weighted average shares outstanding:
Basic	5,306,831	5,390,911	5,362,036	5,414,465

Diluted	5,418,440	5,501,282	5,473,336	5,498,526

See accompanying notes to condensed consolidated financial statements.

MOCON, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net income	$1,694,362	$1,750,253
Adjustments to reconcile net income to net cash provided by
operating activities:
Loss on disposition of long-term assets	2,212	26,842
Depreciation and amortization	1,069,786	739,117
Deferred income taxes	(162,165)	(16,200)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	299,768	136,091
Other receivables	(57,954)	(9,533)
Inventories	397,694	50,727
Prepaid expenses	(73,795)	(93,996)
Accounts payable	353,109	(94,508)
Accrued compensation and vacation	(153,244)	5,455
Other accrued expenses	(177,975)	(85,870)
Accrued product warranties	14,989	9,035
Accrued income taxes	8,583	(185,680)

Net cash provided by operating activities	3,215,370	2,231,733

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	(468,684)	—
Purchases of marketable securities	(2,923,966)	(4,537,739)
Proceeds from sales or maturities of marketable securities	3,629,530	2,310,628
Purchases of property and equipment	(276,003)	(240,273)
Purchases and development of software	—	(167,708)
Purchases of patents and trademarks	(29,513)	(712)
Other	(5,065)	(4,742)

Net cash used in investing activities	(73,701)	(2,640,546)

Cash flows from financing activities:
Proceeds from the exercise of stock options	95,263	71,100
Purchases and retirement of common stock	(900,360)	(627,606)
Dividends paid to former parent company of Paul Lippke Handels	(449,087)	—
Dividends paid to MOCON shareholders	(1,048,132)	(1,027,080)

Net cash used in financing activities	(2,302,316)	(1,583,586)

Effect of exchange rate changes on cash	5,957	—
Net increase (decrease) in cash and temporary cash investments	845,310	(1,992,399)
Cash and temporary cash investments:
Beginning of period	1,399,837	3,082,610

End of period	$2,245,147	$1,090,211

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,124,823	$1,143,879
Supplemental schedule of noncash investing and financing activities:
Unrealized holding (loss) gain on available-for-sale securities	$(4,515)	$3,918
Dividends accrued	344,970	349,781
Minimum earnout payable	335,804	—

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004, and for all periods presented, have been made. The results of operations for the period ended September 30, 2004 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

We operate in a single industry segment: the development, manufacturing, and marketing of measurement, analytical, monitoring, sample preparation, and consulting products used to detect, measure, and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical, and other industries throughout the world.

Principles of Consolidation

The consolidated financial statements include the accounts of MOCON, Inc. and its subsidiaries after elimination of inter-company transactions and accounts.

Foreign Currency Translation

The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of our foreign subsidiary are translated to United States dollars at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income or loss in stockholders’ equity. Gains and losses on foreign currency transactions are included in other income or loss.

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

We have adopted the disclosure-only provisions for employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation. These provisions require us to show, on a pro forma basis, our net income and income per common share if we had recorded an expense for our stock options at the time of grant. Other than disclosure in this footnote, we do not use these pro forma results for any purpose. No stock options were granted during the three-month period ended September 30, 2004.

Had we recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS No. 123, our net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income — as reported	$728,369	$534,316	$1,694,362	$1,750,253
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(38,200)	(38,275)	(118,378)	(116,642)

Net income — pro forma	$690,169	$496,041	$1,575,984	$1,633,611

Net income per common share — as reported:
Basic	$0.14	$0.10	$0.32	$0.32
Diluted	$0.13	$0.10	$0.31	$0.32
Net income per common share — pro forma:
Basic	$0.13	$0.09	$0.29	$0.30
Diluted	$0.13	$0.09	$0.29	$0.30

Note 2 — Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003

Finished products	$579,658	$369,883
Work in process	1,524,766	1,497,909
Raw materials	1,764,315	1,894,689

	$3,868,739	$3,762,481

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic and net income per common share — diluted for the three- and nine-month periods ended September 30, 2004, and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Weighted shares of common stock
outstanding — basic	5,306,831	5,390,911	5,362,036	5,414,465
Weighted shares of common stock
assumed upon exercise of stock
options	111,609	110,371	111,300	84,061

Weighted shares of common stock
outstanding — diluted	5,418,440	5,501,282	5,473,336	5,498,526

Note 4 — Goodwill and Intangible Assets

As of September 30, 2004, unamortized goodwill amounted to $1,868,556, which includes the current year addition of $521,761 related to the acquisition of Paul Lippke Handels-GmbH. Other identifiable intangible assets are as follows:

	As of September 30, 2004
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$539,262	$211,937	$327,325	10 to 17 years
Trademarks and tradenames	385,694	72,415	313,279	5 to 17 years
Technology rights	784,008	458,910	325,098	7 to 10 years
Other intangibles	715,043	337,019	378,024	Less than 1 year to 5 years

	$2,424,007	$1,080,281	$1,343,726

	As of September 30, 2003
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$518,234	$176,465	$341,769	10 to 17 years
Trademarks and tradenames	88,685	57,492	31,193	5 to 17 years
Technology rights	784,008	372,623	411,385	7 to 10 years
Other intangibles	270,150	120,250	149,900	Less than 1 year to 5 years

	$1,661,077	$726,830	$934,247

Total amortization expense for the three and nine months ended September 30, 2004 was $112,743 and $350,388, respectively, and $44,949 and $135,498, respectively, for the three and nine months ended September 30, 2003. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of September 30, 2004 is as follows:

Estimated Expense

2004	$438,726
2005	$353,693
2006	$340,334
2007	$223,558
2008	$166,847

Note 5 — Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security. At September 30, 2004, and September 30, 2003, this resulted in a net unrealized (loss) gain of ($1,297) and $5,553, respectively, within stockholders’ equity.

Note 6 — Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income	$728,369	$534,316	$1,694,362	$1,750,253
Foreign currency translation
adjustment	12,495	—	(851)	—
Net unrealized gain (loss) on
marketable securities	776	(781)	(4,515)	3,918

Comprehensive income	$741,640	$533,535	$1,688,996	$1,754,171

Note 7 — Warranty Guarantees

We provide a warranty for most of our products. Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs, at our location. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions, are excluded from warranty coverage.

Warranty expense is accrued at the time of sale based on historical claims experience. Special warranty reserves are also accrued for special rework campaigns for known major product modifications. We also offer service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the nine-month periods ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended September 30,

	2004	2003

Beginning balance	$279,639	$266,933
Warranty provisions	306,040	232,834
Warranty claims	(244,193)	(223,799)

Ending balance	$341,486	$275,968

Note 8 — Acquisition

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

The results of Lippke have been included in the consolidated financial statements since the date of acquisition of January 1, 2004.  Unaudited pro forma results of operations for the three- and nine-month periods ended September 30, 2003 are included below.  Such pro forma information assumes that the above acquisition had occurred as of January 1, 2003.  This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended September 30, 2003, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Net sales	$5,496,015	$17,030,552
Net income	$633,655	$2,093,407
Net income per common share
Basic	$0.12	$0.39
Diluted	$0.12	$0.38

MOCON, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q includes certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect, believe, or anticipate will or may occur in the future, are forward-looking statements. The forward-looking statements in this filing are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements because these statements are subject to a number of risks and uncertainties including, but not limited to, expected orders, expected revenues, expected profitability and financial performance for the fourth quarter of 2004, as well as, the risk factors described in our annual report on Form 10-K for the year ended December 31, 2003, and the factors included in this report in the section entitled "Risk Factors." Persons reading this Form 10-Q should carefully review the discussion of all of the risk factors described in this report and in our other filings made from time to time with the Securities and Exchange Commission. We undertake no duty to update any of the forward-looking statements after the date of this report.

Overall Summary of Financial Results for Third Quarter and First Nine Months of 2004

Sales for the third quarter of 2004 were $6,411,073, an increase of 34% compared to $4,778,161 for 2003. The increase is primarily due to the acquisition of Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) as explained below in the Company Overview section. Net income was $728,369, a 36% increase compared to $534,316 in the third quarter of 2003. Net income per share was 13 cents (diluted) in the third quarter of 2004, a 30% increase compared to 10 cents (diluted) for the same period in 2003. Nine-month sales increased 22% to $18,287,249 compared to $14,939,584 for the first nine months of 2003. Net income and net income per share were $1,694,362 and 31 cents (diluted), respectively, for the first nine months of 2004, both down 3% compared to $1,750,253 and 32 cents (diluted) during the same period in 2003.

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

Effective January 1, 2004, we acquired Lippke which is located in Germany. Lippke had been the primary distributor of our products in Europe for approximately thirty years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. The acquisition of Lippke provides us with a direct presence in Europe, which we plan to leverage to benefit many of our product and service offerings. We acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three future “earnout” payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year.

Prior to 1998, we expanded our business primarily through internally developing new products and technologies, acquiring product lines and technology, and licensing products and technology. In 1998, 2001, 2003, and 2004, we supplemented our internal growth through a total of five acquisitions that have provided us with additional technologies, products and product development expertise. We have three primary operating locations in the United States and one in Germany.

Critical Accounting Policies

Our estimates related to certain assets and liabilities are an integral part of our consolidated financial statements. These estimates are considered critical to our consolidated financial statements because they require us to make subjective and complex judgments.

Allowance for doubtful accounts — This reserve is for accounts receivable balances that are potentially uncollectible. The reserve is based on (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs. The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.

Inventory obsolescence analysis — We perform an analysis to identify inventory shrinkage, slow moving, and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, physical inventory counts, cycle count adjustments, the nature of the finished product and its inherent risk of obsolescence, the gross margin of the product, and the on-hand quantities relative to the sales history of that finished product. We believe that the results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.

Recoverability of long-lived assets — We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset’s carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies and/or changes in the economic environment in which we operate may result in future impairment charges.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percent of sales, for the three- and nine-month periods ended September 30, 2004, and 2003.

	Percent of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Sales	100.0	100.0	100.0	100.0
Cost of sales	46.6	45.4	46.7	44.7

Gross profit	53.4	54.6	53.3	55.3
Selling, general and administrative expenses	32.2	31.4	34.4	31.2
Research and development expenses	4.6	6.6	5.5	6.7

Operating income	16.6	16.6	13.4	17.4
Other income	0.6	0.6	0.6	0.6

Income before income taxes	17.2	17.2	14.0	18.0
Income taxes	5.8	6.0	4.7	6.3

Net income	11.4	11.2	9.3	11.7

The following table sets forth the relationship between various components of domestic and foreign sales, stated as a percent of total sales, for the three- and nine-month periods ended September 30, 2004 and 2003.

	Percent of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Domestic sales	44.8	59.8	44.7	59.7
Foreign sales:
Japan	17.9	5.7	11.9	10.3
Western Europe	24.4	12.0	26.6	13.4
Canada	3.6	4.9	3.6	2.8
Other	9.3	17.6	13.2	13.8

Total foreign sales	55.2	40.2	55.3	40.3

Total sales	100.0	100.0	100.0	100.0

Net Sales

Sales for the third quarter of 2004 were $6,411,073, up 34% compared to $4,778,161 for the same period in 2003. This increase was primarily the result of the Lippke acquisition, which provided $964,329 in net incremental sales. On a product basis, this increase was primarily due to increased foreign sales of our permeation products (including $426,451 in net additional foreign permeation sales from Lippke), foreign sales of our leak detection products (including $197,423 in net additional foreign leak detection sales from Lippke), domestic and foreign sales of our headspace analyzer products, and foreign sales of our weighing products, offset somewhat by decreases in domestic sales of our weighing products. The impact of price increases was not significant.

Sales for the nine months ended September 30, 2004, were $18,287,249, up 22% compared to $14,939,584 for the nine months ended September 30, 2003. This increase was primarily the result of the addition of Lippke, which provided $2,737,074 in net incremental sales. On a product basis, this increase was primarily due to increased foreign sales of our permeation products (including $1,473,786 in net additional foreign permeation sales from Lippke), foreign sales of our leak detection products (including $456,698 in net additional foreign leak detection sales from Lippke), foreign sales of our headspace analyzer products (including $281,045 in net additional foreign headspace sales from Lippke), foreign sales of our weighing products, and domestic sales of our sample preparation products, offset somewhat by decreases in domestic sales of our permeation and weighing products and domestic sales of our consulting and analytical services. The impact of price increases was not significant.

In addition to a direct presence in Europe provided by the acquisition of Lippke, we use a network of independent representatives to market and service our products in foreign countries, and expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future.

         Permeation Products

Sales of our permeation products accounted for approximately 55% and 57% of our consolidated third quarter sales in 2004 and 2003, respectively. Sales of permeation products for the nine months ended September 30, 2004, and 2003, were approximately 59% and 60%, respectively.

         Gas Analyzer Products

Sales of our gas analysis and monitoring instrumentation products through our Baseline-MOCON, Inc. subsidiary were approximately 13% and 18% of our consolidated third quarter sales in 2004 and 2003, respectively, and approximately 14% and 17%, of consolidated sales for the nine months ended September 30, 2004, and 2003, respectively. In order to reduce operating costs and increase operating efficiencies, we moved a portion of Baseline’s production to our Minneapolis, Minnesota, facility during the first quarter of 2004.

         Headspace Analyzer Products

Sales of our headspace analyzer products were approximately 8% and 6% of our consolidated third quarter sales in 2004 and 2003, respectively. Sales of headspace analyzer products for the nine months ended September 30, 2004, and 2003, were consistent at approximately 7% of consolidated sales for those periods.

         Weighing Products

Sales of our weighing products accounted for approximately 8% of our consolidated third quarter sales in both 2004 and 2003, and approximately 5% of our consolidated sales for both the nine months ended September 30, 2004, and 2003.

         Leak Detection Products

Sales of our leak detection products were approximately 5% and 1% of our consolidated third quarter sales in 2004 and 2003, respectively. Sales of leak detection products accounted for approximately 5% and 2% of our consolidated sales for the nine months ended September 30, 2004, and 2003, respectively. These increases were primarily due to net additional foreign leak detection sales associated with Lippke.

         Gas Chromatography Analyzer Products

Sales of our gas chromatography analyzer products through our Microanalytics Instrumentation Corp. subsidiary located in Round Rock, Texas, accounted for approximately 3% of our consolidated sales for the three and nine months ended September 30, 2004 and 2003.

         Consulting and Analytical Services

Consulting and analytical services sales were approximately 2% and 5%, respectively, of our consolidated third quarter sales in 2004 and 2003, respectively. Consulting and analytical services sales were approximately 3% and 4% of our consolidated sales for the nine months ended September 30, 2004, and 2003, respectively.

         Sample Preparation Products

Sales of our sample preparation products through our Lab Connections, Inc. (Lab Connections) subsidiary accounted for approximately 1% and 2% of our consolidated third quarter sales in 2004 and 2003, respectively. Sales of sample preparation products accounted for approximately 2% of consolidated sales for both the nine months ended September 30, 2004, and 2003. During the first quarter of 2004, we moved our Lab Connections operations into our Round Rock, Texas, location and closed the Boston location. The total costs incurred in the first quarter of 2004 associated with this relocation were $78,900. As anticipated, the closing of the Boston location has resulted in a reduction in certain operating costs. Overall Lab Connections results, however, have continued to be below expectations. While we anticipate improvement in revenue and operating results for Lab Connections in the fourth quarter, should these improvements fail to materialize, we may incur a charge in the fourth quarter for the impairment of technology rights associated with Lab Connections. The total remaining net balance of technology rights associated with Lab Connections as of September 30, 2004 is $255,000.

Gross Profit

Our gross profit margin was 53.4% and 54.6% for the three months ended September 30, 2004 and 2003, respectively. The gross profit margin as a percentage of sales was lower for the three months ended September 30, 2004 compared to the same period in 2003 due mostly to increases in our inventory reserve for obsolescence and additional costs associated with moving a portion of our Baseline subsidiary’s manufacturing to Minneapolis, Minnesota. We believe this manufacturing consolidation will positively impact future operating income as reduced costs and increased operating efficiencies are realized.

Our gross profit margin for the nine months ended September 30, 2004 and 2003, respectively, was 53.3% and 55.3%. The gross profit margin as a percentage of sales was lower for the nine months ended September 30, 2004 compared to the same period in 2003 due mostly to costs related to the acquisition of Lippke including the increased cost of sales assigned to finished goods inventory under purchase accounting rules of $161,000, costs associated with the relocation of our Lab Connections subsidiary to Round Rock, Texas, and additional costs associated with moving a portion of our Baseline subsidiary’s manufacturing to Minneapolis, Minnesota. We believe both of these manufacturing consolidations will positively impact future operating income as reduced costs and increased operating efficiencies are realized.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the third quarter of 2004 were $2,068,871, or 32.2% of sales, compared to $1,498,595, or 31.4% of sales in the third quarter of 2003. The increase in SG&A expenses was primarily due to costs associated with the increase in sales, including Lippke sales, and costs associated with the acquisition of Lippke, including ongoing amortization related to various purchased intangibles of $44,000.

SG&A expenses for the first nine months of 2004 were $6,297,024, or 34.4% of sales, compared to $4,650,221, or 31.2% of sales, for the first nine months of 2003. The increase in SG&A expenses was primarily due to costs associated with the increase in sales, including Lippke sales, and costs associated with the acquisition of Lippke, including amortization of $85,000 related to purchased backlog and ongoing amortization related to various other purchased intangibles of $133,000.

Research and Development Expenses

Research and development (R&D) expenses were $294,840, or approximately 4.6% of sales, in the third quarter of 2004, compared to $314,790, or approximately 6.6% of sales, in the third quarter of 2003. For the nine months ended September 30, 2004, R&D expenses were $1,004,547, or approximately 5.5% of sales, compared to $1,005,992, or approximately 6.7% of sales, for the same period in 2003. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets. For the foreseeable future, we expect to allocate on an annual basis approximately 5% to 8% of sales to research and development.

Other Income

Other income for the nine months ended September 30, 2004 consisted of interest income of $97,107 and gain on foreign currency exchange of $13,943. Interest income increased slightly from $91,610 for the nine months ended September 30, 2003.

Income Tax Expense

Our provision for income taxes was 33.8% of income before income taxes for the three and nine months ended September 30, 2004, compared to 35% of income before income taxes for the three and nine months ended September 30, 2003. Based on current operating conditions and income tax laws, we expect the tax rate for all of 2004 to be in the range of 33% to 36%.

Net Income

Net income was $728,369 in the third quarter of 2004, compared to $534,316 in the third quarter of 2003. Diluted net income per share was 13 cents per share in the third quarter of 2004 compared to 10 cents per share in the third quarter of 2003. For the nine months ended September 30, 2004, net income was $1,694,362 compared to $1,750,253 for the nine months ended September 30, 2003. Diluted net income per share was 31 cents and 32 cents for the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Operating Activities

Cash flow from operations has historically been sufficient to meet our liquidity requirements, capital expenditures and research and development costs. Cash flow from operations for the first nine months of 2004 and 2003 totaled $3,215,370 and $2,231,733, respectively.

The accounts receivable balance at September 30, 2004 increased $222,915 compared to December 31, 2003, mostly due to the increase in sales, offset in part by improved collections. Total inventory increased $106,258 at September 30, 2004, compared to December 31, 2003, primarily due to the acquisition of Lippke. The $817,601 increase in accounts payable at September 30, 2004 compared to December 31, 2003 was also due primarily to the acquisition of Lippke and, to a lesser extent, to increases in commissions payable and customer advance payments.

Investing Activities

Cash flow used in investing activities totaled $73,701 in the first nine months of 2004. Proceeds from sales or maturities of marketable securities, net of purchases, were $705,564. Purchases of property and equipment totaled $276,003, primarily for additions of manufacturing and laboratory equipment.

Effective January 1, 2004, we acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three future “earnout” payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year.

Financing Activities

During the first nine months of 2004, we made final dividend payments of $449,087 to Lippke’s former parent company and dividend payments of $1,048,132 to our shareholders, for total year-to-date dividend payments of $1,497,219.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $3,200,000 of our common stock at prices not exceeding prevailing market prices at the time of purchase. There were no repurchases of our common stock during the third quarter of 2004, however, the year-to-date repurchases total $900,360. As of September 30, 2004, $1,672,034 was remaining in this authorization.

We continue to maintain a strong financial position. Total cash, temporary cash investments and marketable securities increased $135,231 during the first nine months of 2004 to $6,926,881, compared to $6,791,650 at December 31, 2003. Our working capital as of September 30, 2004 increased $341,514 to $11,243,640, compared to $10,902,126 at December 31, 2003.

We had no material commitments for capital expenditures as of September 30, 2004. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations. We anticipate that a combination of our existing cash, temporary cash investments and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures and dividend payments in the foreseeable future.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2003 for a summary of our contractual obligations. Except for the earnout payments expected to be paid in connection with the Lippke acquisition, there has been no material change in this information.

Off-Balance Sheet Arrangements

Except for operating leases entered in the ordinary course of business and customary indemnification obligations under certain of our agreements entered in the ordinary course of business, we do not have any material off-balance sheet arrangements.

Risk Factors

Our business faces significant risks. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us, or that we currently believe are immaterial, may also impair our business operations. If any of the events or circumstances described in the following risks occurs, our business, operating results or financial condition could be materially adversely affected. The following risk factors should be read in conjunction with the other information and risks set forth in this report.

•	If we experience any increase in the cost of raw materials or supplies, we may experience a decrease in profit margins.

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

•	The markets in which we operate have experienced minimal growth in recent years, and our ability to increase our revenues will depend in part on our ability to develop new products, develop new applications for our existing products and to acquire complementary businesses and product lines.

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

•	If we acquire businesses in the future, we may experience a decrease in our profit margins and our net income.

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

•	We face risks of technological changes that may render our products obsolete.

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

•	Any reduction in the level of capital expenditures by our customers could negatively impact our sales.

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

•	A significant portion of our sales are generated from foreign countries and selling in foreign countries entails a number of risks which could result in a decrease to our sales or an increase in our operating expenses.

Sales outside the United States accounted for approximately 55% of our revenues for the nine months ended September 30, 2004 and for approximately 40% of our revenues for the same period in 2003. We expect that foreign sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following:

›	agreements may be difficult to enforce;

›	receivables may difficult to collect;

›	certain regions are experiencing political unrest and conflict;

›	foreign customers may have longer payment cycles;

›	the countries into which we sell may impose tariffs or adopt other restrictions on foreign trade;

›	fluctuations in exchange rates may affect product demand; and

›	export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce.

If any of these risks were to materialize, our sales into foreign countries could decline, or our operating costs could increase, which would adversely affect our financial results.

•	Some of our competitors have greater resources than we do, which may provide our competitors with an advantage in the development and marketing of new products.

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

•	Our reliance upon patents, domestic trademark laws and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products.

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

•	If we are required to account for stock options as a compensation expense, our net income and net income per common share will be reduced.

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

•	The market price of our common stock has fluctuated significantly in the past and will likely continue to do so in the future and any broad market fluctuations may materially adversely affect the market price of our common stock.

The market price of our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

›	announcements of new products by us or our competitors;

›	quarterly fluctuations in our financial results;

›	customer contract awards;

›	developments in regulation; and

›	general economic and political conditions in the various markets where our products are sold.

In addition, the stock prices of instrumentation companies have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

Substantially all of our marketable securities are at fixed interest rates. However, virtually all of our marketable securities mature within two years, therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

Foreign Currency Exchange Risk

We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, primarily associated with our foreign subsidiary Lippke, and the assets and liabilities of Lippke, are denominated in foreign currencies, primarily the euro. We are not currently engaging in any hedging activities, but may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three months ended September 30, 2004 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the three months ended September 30, 2004. In November 2002, our Board of Directors authorized the repurchase of up to $2,000,000 of our common stock in the open market at prices not exceeding the market price at the time of purchase. In May 2003, our Board of Directors authorized a $1,200,000 increase in our stock repurchase program, increasing the total to $3,200,000. As of September 30, 2004, we had repurchased 204,000 shares of MOCON common stock under the program at a total cumulative cost of approximately $1,527,966. The repurchase program does not have an expiration date.

Item 6. Exhibits

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

MOCON, INC.

Date: November 15, 2004	/s/ Robert L. Demorest

Robert L. Demorest Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: November 15, 2004	/s/ Dane D. Anderson

Dane D. Anderson Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

MOCON, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith