Form 10-K
period 2004-12-31
MOCON INC
filed 2005-03-31
CIK 67279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission File No.: 0-9273

MOCON, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0903312
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7500 Boone Avenue North Minneapolis, Minnesota	55428
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (763) 493-6370

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2004 (the last business day of the registrant’s second quarter) as reported by the Nasdaq National Market System, was $41,795,444.

As of March 25, 2005, 5,342,615 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be held May 17, 2005.

PART I

This Annual Report on Form 10-K includes certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report, other than statements of historical facts, are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments, and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks, and uncertainties, many of which are beyond our control. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “believes,” “anticipates,” “estimates,” “continues,” “projects,” “potential,” or “plan” or the negative of these or other similar terms. We caution you that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.” These factors may cause our actual results to differ materially from any forward-looking statement.

As used in this Annual Report on Form 10-K, references to “MOCON,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and our subsidiaries.

ITEM 1.     BUSINESS

MOCON, Inc. designs, manufactures, markets, and services products and provides consulting services primarily in the measurement and analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and chemical compounds as well as products that prepare samples of various substances for laboratory analysis. We also manufacture and sell vacuum insulated panels. Sales associated with our vacuum insulated panel product line are not significant.

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

MOCON, Inc. was incorporated as a Minnesota corporation in February 1966 and was initially involved in the commercialization of technology developed for the measurement of water vapor permeating through various materials. Prior to 1998, we expanded our business primarily through internally developing new products and technologies, acquiring product lines and technology, and licensing our products and technology. Since 1998, we have supplemented our internal growth through a total of five acquisitions that have provided us with additional technologies, products and product development expertise.

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

In December 1998, we acquired Lab Connections, Inc. (LCI), located near Boston, Massachusetts. LCI manufactures hardware and software interfaces that allow the components of a particular substance to be identified by spectrometry and spectroscopy after they have been separated through chromatography.

LCI’s products extend and enhance customers’ productivity by allowing for the rapid preparation of samples for laboratory analysis furnishing information regarding the identity, composition and configuration of complex mixtures. LCI’s products are used by a variety of customers, including bio-pharmaceutical, polymer and consumer products companies as well as companies that analyze proteins, pharmaceutical compounds, polymers, adhesives and other materials. In order to reduce costs and increase operating efficiencies, our LCI subsidiary was relocated in 2004 and consolidated with our operations in Texas and Minnesota.

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

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) which is located in Germany. Lippke had been the primary distributor of our products in Europe for approximately 30 years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. Our acquisition of Lippke provides us with a direct presence in Europe. We acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three future “earnout” payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year. It is anticipated that the “earnout” payments will be made to the former parent company of Lippke at or near the end of the first quarter of each of the years 2005, 2006, and 2007. The earnout  payment due for 2004 based on Lippke’s 2004 net profits is $549,257.

Our principal executive offices are located at 7500 Boone Avenue North, Minneapolis, Minnesota 55428, and our telephone number is (763) 493-6370. Our Internet website address is www.mocon.com.

We make available, free of charge on our Internet website www.mocon.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information contained on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Products and Services

We develop, manufacture, market, and service measurement, analytical, monitoring, sample preparation and consulting products used to detect, measure, and analyze gases and chemical compounds. Please see our Consolidated Financial Statements beginning on page F-1 for financial information concerning our business, including our revenues, net income and net assets.

Permeation Products

Our permeation products consist of systems and services that measure the rate at which various gases and vapors are transmitted through various materials. These products perform measurements under precise temperature and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials (including manufacturers of papers, plastics and coatings) and the users of such packaging materials, such as companies in the food, beverage, pharmaceutical and chemical industries.

We also provide certain laboratory testing services to companies that use our permeation products. These services consist primarily of testing film and package permeation for companies that:

•       have insufficient business to justify the purchase of our products;

•       are not familiar with such equipment; or

•       have purchased our products but have a need for additional capacity.

Our permeation products accounted for approximately 57%, 60%, and 53% of our consolidated sales in 2004, 2003, and 2002, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C™ systems for carbon dioxide transmission rates.

Weighing and Pharmaceutical Products

We manufacture weighing products that automatically determine the weight of pharmaceutical capsules and tablets and reject those that are out of acceptable limits. Our VERICAP® high-speed capsule weighing system runs at rates up to 2,000 capsules per minute and can be integrated into a capsule production line in pharmaceutical factories. The AB™ automatic balance weighing systems that we sell are designed for off-line use for both tablets and capsules, and we market these products primarily to the pharmaceutical industry. In addition, we sell tablet inspection systems and blister packaging-related equipment through our Lippke subsidiary, who is an agent for other manufacturers.

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

Headspace Analyzer Products

Our headspace analyzers are used to analyze the amount of oxygen and carbon dioxide present in the headspace of flexible and rigid packages. Some analyzers measure the oxygen and carbon dioxide content in flushing gases used in modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. The headspace analyzer products that we currently manufacture include the PAC CHECK® series of headspace analyzers and the GSA™ series of on-line gas stream analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.

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

Gas Chromatography Analyzer Products

We integrate gas chromatography (GC) components that we purchase from third parties, with GCs purchased from third parties, to form multidimensional GC analyzer systems. The multidimensional GC analyzers that are formed through the integration of gas chromatography components with GCs represent state-of-the-art technology in gas chromatographic separations and are used in identifying compounds causing off-odors in various products, in identifying critical aroma compounds, and in high purity analysis of single component matrixes. The GC analyzer products that we currently manufacture are the AROMATRAX® systems for odor and aroma analysis and profiling, the PURI-TRAX™ systems consisting of a vinyl chloride monomer purity analysis system and a system for measuring trace levels of oxygenated hydrocarbons in a variety of hydrocarbon products and process streams such as liquefied petroleum gases, and the VAPO-JECT™ automated vaporizing injector system for permanent and liquefied petroleum gases. The principal markets for our GC analyzer products consist of food, beverage, petroleum, chemical and petrochemical manufacturers.

Leak Detection Products

Our leak detection products that we manufacture detect leaks in sterile medical trays, pouches, blister packs and a wide range of other packages. We currently manufacture two types of leak detection instruments. The first type of instrument is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The principal market for these products are packagers of sterile medical items, pharmaceuticals, and food products.

Gas Analyzer Products

We sell two categories of gas analyzer products. Our permanent gas analyzers and systems are installed in fixed locations at the monitoring sites and generally perform their functions continually or at regular intervals. Our portable gas analyzers are hand-held, compact and are used on occasions requiring mobile equipment. Our gas analyzer products are for use in (1) industrial hygiene (detection of hazardous gases in the workplace), (2) hydrocarbon gas analysis for oil and gas exploration, and gas pipeline monitoring, (3) contaminant detection in the manufacture of specialty gases, and (4) environmental monitoring (tracking the release of, or the presence of, toxic substances).

We acquired our gas analyzer product line in October 2001. Gas analyzer products accounted for approximately 14%, 15%, and 19% of our consolidated sales in 2004, 2003, and 2002, respectively.

Competition

We have several competitors in both foreign and domestic markets for all of our products and services. The principal competitive factors for our products and services are:

•       product quality and performance;

•       product reliability;

•       product support; and

•       price.

We compete with a variety of competitors in each market in which we sell our products. Some of our competitors have greater assets and resources than we do, and some are smaller than we are. To remain competitive, we must continue to invest in research and development, marketing, customer service and support, and manage our operating expenses. We believe that we have in place strategies to develop technological and other advantages over our competitors. However, there can be no assurance that we will have sufficient resources to execute these strategies, or that our competitors will not develop new technologies or other advantages which would require us to reduce our prices, result in lost orders, or otherwise adversely affect our financial results.

Manufacturing and Supplies

We manufacture products at our Minneapolis, Minnesota, Austin, Texas and Denver, Colorado locations. In February 2004, we closed our facility located near Boston, Massachusetts, and consolidated this operation with our operations in Texas and Minnesota. Our manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, calibration, and validation of systems. Certain components that we use in our products are currently purchased from single source suppliers. An interruption of one of these sources could result in delays in our production while we locate an alternative supplier, which in turn could result in a loss of sales and income. There are other single source components for which we have determined that other sources are readily available. To date, we have experienced no significant production delays because of a supplier’s inability to ship an acceptable component.

Patents, Licenses, Trademarks and Other Intellectual Property Rights

We believe that the protection afforded us by our patent rights is important to our business and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 45 U.S. patents and 26 international patents. In addition, we hold license rights under four U.S. patents subject to royalty payments. These patents and licenses will expire during the period from 2005 through 2022.

We own or have applied for certain trademarks which protect and identify our products. Among the trademarks we own is MOCON®, which we have designated as a house trademark under which all our products manufactured at our headquarters are sold. In addition, we hold the following trademarks and service marks: VERICAP®, OX-TRAN®, PERMATRAN-W®, PROFILER®, COULOX®, HERSCH®, VERITAB®, AROMATRAN®, SKYE®, PAC CHECK 200®, LC-Transform®, TRANSORPTION®, 1-TIME®, AROMATRAX®, PAC GUARD®, INNOVATIVE TECHNOLOGY CONFERENCES®, VACULOK®, PAC CHECK®, and OPTIPERM®. Our trademarks and service marks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended in accordance with applicable law.

To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information.

Marketing and Customers

We market our products and services throughout the United States and in over 60 foreign markets. We use a direct sales force to market our products and services in the United States, Canada and Germany, and use a network of independent sales representatives to market and service our products and services in other foreign countries. To our knowledge, none of our independent sales representatives sells a material amount of product manufactured by any of our competitors.

We market products and services to research laboratories, production environments and quality control applications in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas, and other industries. No single customer accounted for 10% or more of our consolidated sales in any of the fiscal years ended December 31, 2004, 2003 and 2002, and we do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance. As previously explained, we acquired Lippke effective January 1, 2004. Lippke accounted for approximately 24%, 10%, and 8% of our consolidated sales in 2004, 2003, and 2002, respectively. In addition, one independent sales representative accounted for approximately 8%, 8%, and 7% of our consolidated sales in 2004, 2003, and 2002, respectively.

For information concerning our export sales by geographic area, see Note 11 of the Notes to Consolidated Financial Statements contained on page F-19.

Backlog

As of December 31, 2004, our total backlog was $2,250,816 for all of our products as compared to $1,048,465 and $1,722,421 as of December 31, 2003 and 2002, respectively. We anticipate shipping the entire current backlog in 2005.

Research and Development

We are committed to an ongoing engineering program dedicated to innovating new products and improving the quality and performance of our existing products. Our engineering expenses are primarily incurred in connection with the improvement of existing products, cost reduction efforts, and the development of new products that may have additional applications or represent extensions of existing product lines.

We incurred expenses of $1,376,196, $1,313,379 and $1,286,220 during the fiscal years ended December 31, 2004, 2003 and 2002, respectively, for research and development (R&D) of our products. R&D costs were approximately 5% of our consolidated sales for the fiscal year ended December 31, 2004 and approximately 7% and 6% of our consolidated sales for the fiscal years ended December 31, 2003 and 2002, respectively. For the foreseeable future, we expect to spend, on an annual basis, approximately 6% to 8% of our consolidated sales on R&D.

Working Capital Practices

We strive to maintain a level of inventory that is appropriate given our projected sales. Our standard domestic payment terms are net 30 days and our international payment terms vary but generally range between 30 and 90 days. International sales are, in some cases, transacted pursuant to letters of credit.

Seasonality

Our business is not seasonal in nature.

Employees

As of December 31, 2004, we had 116 full-time employees. Included in this total are approximately 14 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

ITEM 2.                PROPERTIES

We lease an aggregate of 59,825 square feet of office, engineering, laboratory, and production space in Minnesota, Texas and Germany. We believe that all of our facilities are generally adequate for their present operations and that suitable space is readily available if any of our leases are not extended.

Our headquarters and operations occupy approximately 47,200 square feet of space in Minneapolis, Minnesota. This space is leased until June 2010.

Microanalytics’ operations occupy approximately 8,600 square feet of space in the metropolitan area of Austin, Texas. This space is leased until June 2007.

Lippke’s operations are located in Neuwied, Germany, and occupy approximately 4,025 square feet. This space is leased until March 2006.

In addition to our leased facilities described above, we own a building located within 40 miles of Denver, Colorado that consists of approximately 9,300 square feet of office and production space in which our Baseline-MOCON, Inc. subsidiary conducts its operations. We also own the land, consisting of approximately two acres, on which this building is located.

ITEM 3.                LEGAL PROCEEDINGS

There are no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2004.

ITEM 4A.        EXECUTIVE OFFICERS OF REGISTRANT

Our executive officers, their ages and their offices held, as of March 25, 2005, are as follows:

Name	Age	Title
Robert L. Demorest	59	President and Chief Executive Officer, Chairman of the Board
Daniel W. Mayer	54	Executive Vice President
Dane D. Anderson	43	Vice President and Chief Financial Officer, Treasurer and Secretary
Douglas J. Lindemann	47	Vice President and General Manager
Ronald A. Meyer	54	Vice President

Mr. Robert L. Demorest has been our President, Chief Executive Officer, and Chairman of the Board since April 2000. Prior to that time, Mr. Demorest had been our President for more than five years.

Mr. Daniel W. Mayer has been an Executive Vice President for us since January 1995. Prior to that time, Mr. Mayer had been our Vice President, Product Development for more than five years.

Mr. Dane D. Anderson has been our Chief Financial Officer, Vice President, Treasurer and Secretary since January 2001. Mr. Anderson had been our Chief Financial Officer, Treasurer and Secretary since August 2000, and was our acting Vice President—Finance and Administration, Treasurer and Secretary from May 2000 to August 2000. From July 1996 to May 2000, Mr. Anderson had been one of our Business Managers.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is quoted on the Nasdaq National Market System under the symbol MOCO. The following table sets forth, for the fiscal periods indicated, the high and low bid quotations for our common stock as reported by the Nasdaq National Market System. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table also sets forth, for the fiscal periods indicated, the amount of cash dividends declared on our common stock.

	2004			2003
Quarter	Low	High	Dividend	Low	High	Dividend
1st Quarter	$7.70	$8.97	$.065	$6.38	$8.40	$.065
2nd Quarter	$7.70	$8.72	$.065	$6.80	$7.93	$.065
3rd Quarter	$7.73	$8.65	$.065	$7.00	$9.00	$.065
4th Quarter	$7.95	$10.49	$.070	$7.89	$8.75	$.065

MOCON has paid quarterly cash dividends without interruption or decline since 1988. Prior to the present policy of quarterly dividends, we had been paying dividends on a semi-annual basis since 1984. Cash dividends paid in 2004, 2003, and 2002 totaled $1,842,593 (including final dividend payments of $449,087 to Lippke’s former parent company and dividend payments of $1,393,506 to our shareholders), $1,377,725 and $1,318,095, respectively. MOCON’s Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on MOCON common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board.

Record Holders

As of March 21, 2005, there were 371 record holders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes outstanding options under the MOCON, Inc. 1998 Stock Plan and the MOCON, Inc. 1992 Stock Option Plan as of December 31, 2004. We do not have any non-plan options outstanding. Options granted in the future are within the discretion of the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	838,439	$7.46	157,607
Equity compensation plans not approved by security holders	0	0	0
Total	838,439	$7.46	157,607

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the three months ended December 31, 2004. In November 2002, our Board of Directors authorized the repurchase of up to $2,000,000 in shares of our common stock in the open market at prices not exceeding the market price at the time of purchase. In May 2003, our Board of Directors authorized a $1,200,000 increase in our stock repurchase program, increasing the total to $3,200,000. As of December 31, 2004, we had repurchased 204,000 shares of MOCON common stock under the program at a total cumulative cost of approximately $1,527,966. The repurchase program does not have an expiration date, and the Board may terminate it at any time.

Previous Sales of Unregistered Securities

During the fourth quarter ended December 31, 2004, we did not issue any equity securities of MOCON without registration under the Securities Act of 1933, as amended.

ITEM 6.                SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$25,108	$19,632	$19,931	$19,261	$17,319
Net income	$2,429	$2,211	$2,297	$3,421	$3,270
Net income per common share:
Basic	$0.45	$0.41	$0.42	$0.62	$0.55
Diluted	$0.44	$0.40	$0.41	$0.61	$0.55
Cash dividends declared per share	$0.265	$0.26	$0.24	$0.24	$0.225

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$22,516	$19,978	$19,821	$18,958	$18,418
Long-term liabilities	$543	$198	$326	$320	$187

Our acquisition of Lippke in 2004 affects the comparability of the information in the table above. The results of this subsidiary have been included from the effective date of purchase, which includes $3,824,782 in net incremental sales for 2004. Our acquisition of Baseline-MOCON, Inc. in 2001 also affects the comparability of the information in the table above. The results of this subsidiary have been included from the effective date of purchase, which includes sales of $3,560,351, $2,980,271, $3,881,781 and $1,348,101 for 2004, 2003, 2002 and 2001, respectively.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed below under the caption “Forward-Looking Statements.” The following discussion of the results of the operations and financial condition of MOCON should be read in conjunction with our Consolidated Financial Statements and the related notes thereto.

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

We have three primary operating locations in the United States—Minnesota, Colorado and Texas—and one in Germany. We use a direct sales force to market our products and services in the United States, Canada and Germany and use a network of independent sales representatives to market and service our products and services in other foreign countries.

Overall Summary of Financial Results

Sales for 2004 were $25,108,369, an increase of 28% compared to $19,632,366 for 2003. Net income in 2004 was $2,428,688, a 10% increase compared to $2,211,305 in 2003, and net income per diluted share was $0.44 in 2004, a 10% increase compared to $0.40 for 2003. Our financial position as of December 31, 2004 reflects an increase in working capital of $763,321 to $11,665,447, compared to $10,902,126 at December 31, 2003.

Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce, our earnings, and materially affect our financial trends. Significant transactions and events that affected our 2004 financial results and position included the acquisition of Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) in Germany, an impairment charge related to intangible technology rights associated with our Lab Connections, Inc. (LCI) subsidiary, and the movement of all of LCI’s, and a significant portion of our Baseline-MOCON, Inc. subsidiary’s, production to our main manufacturing facility in Minneapolis, Minnesota, along with the costs associated with these moves.

These significant transactions result from unique facts and circumstances and, given their nature, some of these items will likely not recur with similar materiality or impact on our continuing operations. While these items are important in understanding and evaluating our financial results and trends, other transactions or events such as those discussed later in this Management’s Discussion and Analysis may also have a material impact on financial trends.

Prior to 1998, we expanded our business primarily through internally developing new products and technologies, acquiring product lines and technology, and licensing our products and technology. Since 1998, we have supplemented our internal growth through a total of five acquisitions that have provided us with additional technologies, products and product development expertise.

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke), which is located in Germany. Lippke had been the primary distributor of our products in Europe for approximately 30 years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. Our acquisition of Lippke provides us with a direct presence in Europe. We acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three future “earnout” payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year. It is anticipated that the “earnout” payments will be made to the former parent company of Lippke at or near the end of the first quarter of each of the years 2005, 2006, and 2007. The earnout payment due for 2004 based on Lippke’s 2004 net profits is $549,257.

Our international sales have historically accounted for a significant portion of our revenues, and we expect this trend to continue for the foreseeable future, especially as a result of our acquisition of Lippke, which thus far has had, and is expected to continue to have, a positive impact on our sales, particularly on our foreign permeation products sales.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. This Management’s Discussion and Analysis is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Allowance for Doubtful Accounts and Sales Returns

This reserve is for accounts receivable balances that are estimated to be uncollectible as well as estimated sales returns. This reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts and sales returns is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination. As of December 31, 2004, we had $222,040 reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for Excess and Obsolete Inventories

We perform an analysis to identify inventory shrinkage, and excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence, the gross margin of the product, and the on-hand quantities relative to the sales history of that finished product. We believe that the results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise. Our allowance for excess and obsolete inventories at December 31, 2004 was $578,069.

Recoverability of Long-Lived Assets

We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset’s carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. In the fourth quarter of 2004, we recorded a $240,000 charge for the impairment of intangible technology rights associated with our Lab Connections, Inc. subsidiary. See Note 5 of Notes to Consolidated Financial Statements for a discussion of this charge. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges.

Accrued Product Warranties

Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Special warranty reserves are also accrued for major rework campaigns. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors. As of December 31, 2004, we had $352,634 accrued related to future estimated warranty claims.

Income Taxes

In the preparation of our Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

We have significant amounts of deferred tax assets. Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of its deferred tax assets. We carried no valuation allowance against our net deferred tax assets at either December 31, 2004 or 2003.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for fiscal years 2004, 2003 and 2002. Our historical financial data were derived from our Consolidated Financial Statements and related notes included elsewhere in this report.

	Percent of Sales
	2004	2003	2002
Sales	100.0	100.0	100.0
Cost of sales	47.3	45.2	46.7
Gross profit	52.7	54.8	53.3
Selling, general, and administrative expenses	33.4	31.9	30.6
Research and development expenses	5.4	6.7	6.5
Operating income	13.9	16.2	16.2
Other income	0.5	0.6	1.0
Income before income taxes	14.4	16.8	17.2
Income taxes	4.7	5.5	5.7
Net income	9.7	11.3	11.5

The following table sets forth the relationship between various components of domestic and foreign sales, stated as a percent of total sales, for fiscal years 2004, 2003 and 2002.

	Percent of Sales
	2004	2003	2002
Domestic Sales	47.9	60.3	67.0
Foreign Sales:
Western Europe	25.4	12.5	8.6
Japan	11.1	10.5	8.8
Canada	3.5	4.4	2.2
Other	12.1	12.3	13.4
Total foreign sales	52.1	39.7	33.0
Total Sales	100.0	100.0	100.0

Net Sales

Sales were $25,108,369 in 2004, compared to $19,632,366 in 2003 and $19,931,065 in 2002. The $5,476,003, or 28%, increase in sales in 2004 versus 2003 was primarily the result of the Lippke acquisition, which provided $3,824,782 in net incremental sales. On a product basis, the increase was primarily due to increased foreign sales volume of our permeation products, foreign sales volume of our leak detection products, domestic sales volume of our gas analyzer products, foreign sales volume of our headspace analyzer products, and foreign sales volume of our weighing and pharmaceutical products, offset somewhat by decreases in the domestic sales volume of our permeation products and domestic sales volume of our weighing and pharmaceutical products. These sales volume increases were generally the result of increased demand. The impact of price increases was not significant in 2004. The slight decrease in sales from 2002 to 2003 was primarily the result of decreases in the domestic sales volume of our sample preparation products, domestic and foreign sales volume of our gas analyzer products, domestic sales volume of our gas chromatography analyzer products and foreign sales volume of our leak detection products, offset by increases in the foreign sales volume of our permeation products and domestic and foreign sales volume of our weighing products. The impact of price increases in 2003 was not significant.

Domestic sales were $12,017,992, or 48% of total sales in 2004, a dollar increase of 1% compared to $11,847,295, or 60% of total sales in 2003. Domestic sales were $13,354,090, or 67% of total sales in 2002.

Foreign sales were $13,090,377, or 52% of total sales in 2004, a dollar increase of 68% compared to $7,785,071, or 40% of total sales in 2003. Foreign sales were $6,576,975, or 33% of total sales in 2002.

Permeation Products

Sales of our permeation products were $14,290,547, $11,705,963 and $10,577,757, approximately 57%, 60% and 53% of our consolidated sales in 2004, 2003 and 2002, respectively. The $2,584,584, or 22%, increase in permeation sales in 2004 compared to 2003, was primarily due to increases in foreign sales, particularly in Western Europe and Japan, offset somewhat by decreases in sales to domestic customers. The increase in sales to Western Europe includes $1,962,576 in net incremental sales from Lippke. Total sales of our permeation products increased $1,128,206, or 11%, in 2003 versus 2002, due primarily to increases in foreign sales, particularly in Western Europe, Japan, and Canada. We believe that the domestic market for our permeation products, which is where we initially introduced our permeation products when the Company was founded, is maturing, but that the market for our permeation products outside of the United States, where the demand for sophisticated packaging and other products is continuing to develop, and the use of our equipment is still in many areas somewhat limited, is likely to continue to grow.

Weighing and Pharmaceutical Products

Sales of our weighing and pharmaceutical products were $1,314,851, $1,197,846 and $634,258, approximately 5%, 6% and 3% of our consolidated sales in 2004, 2003 and 2002, respectively. Weighing and pharmaceutical product sales increased $117,005, or 10%, in 2004 versus 2003, primarily due to increases in foreign sales, offset somewhat by decreases in sales to domestic customers. The increase in foreign sales includes $225,089 in net incremental sales from Lippke to customers in Western Europe, consisting primarily of commissions earned relating to tablet inspection systems. Weighing product sales increased $563,588, or 89%, in 2003 over 2002 due to an increase in the sales of our AB weighing systems, and to a lesser extent increases in the sales of our VERICAP systems. The increase in sales of the AB systems was due in part to AB systems being sold in markets outside of the traditional pharmaceutical market. Because of significant competition in the market for weighing products, we do not expect the sales of our weighing and pharmaceutical products to increase in 2005.

Sample Preparation Products

Sales of our sample preparation products through our Lab Connections, Inc. (LCI) subsidiary were $605,872, $395,865 and $1,251,980, approximately 2%, 2% and 6% of our consolidated sales in 2004, 2003 and 2002, respectively. Sales of sample preparation products increased $210,007, or 53%, in 2004 as compared to 2003, due primarily to an increase in foreign sales, particularly foreign sales of a unit designed for high temperature polymer analysis. Sales of sample preparation products decreased $856,115, or 68%, in 2003 from 2002, primarily due to significant sales of a new unit to one particular customer for use in the drug discovery and life sciences markets in 2002 not being repeated in 2003. As a result of the lower sales of our sample preparation products in 2003 and early 2004, we consolidated our LCI operations into our Minneapolis, Minnesota, and Austin, Texas, locations, and closed our Boston LCI location effective February 1, 2004. The total costs incurred in the first quarter of 2004 associated with this relocation were $78,900. As anticipated, the closing of our Boston location resulted in a reduction in certain operating costs, however, despite these measures, LCI experienced an operating loss for 2004 as a whole. Therefore, as more fully outlined in Note 5 to the Consolidated Financial Statements, a charge for $240,000 related to the impairment of LCI’s intangible technology rights was incurred in fourth quarter 2004.

Gas Analyzer Products

Sales of our gas analysis and monitoring instrumentation products through our Baseline-MOCON, Inc. subsidiary were $3,560,351, $2,980,271 and $3,881,781, approximately 14%, 15% and 19%

of our consolidated sales in 2004, 2003 and 2002, respectively. The $580,080, or 19%, increase in sales in 2004 as compared to 2003 was primarily due to increased sales in 2004 of the piD-TECHTM photoionization detector on an OEM basis to other manufacturers. We believe the $901,510, or 23%, decrease in sales in 2003 as compared to 2002 was due mostly to slowness in some of the industries that Baseline serves. In order to reduce operating costs and increase operating efficiencies, we moved the majority of Baseline’s production to our facility in Minneapolis, Minnesota in 2004.

Gas Chromatography Analyzer Products

Sales of our gas chromatography analyzer products through our Microanalytics Instrumentation Corp. (Microanalytics) subsidiary were $717,486, $580,875 and $836,961, approximately 3%, 3% and 4% of our consolidated sales, in 2004, 2003, and 2002, respectively. The $136,611, or 24%, increase in sales in 2004 as compared to 2003 was due primarily to increased revenues associated with sales of Microanalytics’ testing services. The $256,086, or 31%, decrease in sales in 2003 as compared to 2002 was primarily due to decreased revenues associated with sales of Microanalytics’ testing services.

Leak Detection Products

Sales of our leak detection products were $1,283,865, $459,814 and $583,507, approximately 5%, 2% and 3% of our consolidated sales, in 2004, 2003, and 2002, respectively. Leak detection sales increased $824,051, or 179%, in 2004 compared to 2003, primarily due to increases in foreign sales, which includes $701,221 in net incremental sales from Lippke. The $123,693, or 21%, decrease in 2003 versus 2002 was primarily due to foreign sales of our non-destructive leak detector unit in 2002 not being repeated in 2003.

Headspace Analyzer Products

Sales of our headspace analyzer products were $1,924,884, $1,460,417 and $1,360,917, approximately 8%, 7% and 7% of our consolidated sales, in 2004, 2003, and 2002, respectively. The $464,467, or 32%, increase in headspace analyzer sales in 2004 compared to 2003 was primarily due to $391,645 net incremental sales from Lippke, and to a lesser degree to continued increases in sales of hand-held headspace analyzer products, which were originally introduced in 2003. Sales of these handheld products were also a factor in the $99,500, or 7%, increase in sales in 2003 over 2002.

Consulting and Analytical Services

Consulting and analytical services (CAS) sales were $722,947, $833,950 and $803,904, approximately 3%, 4% and 4% of our consolidated sales in 2004, 2003, and 2002, respectively. The majority of CAS sales are to domestic customers.

Gross Profit

Our gross profits were $13,238,797, $10,755,810 and $10,632,032, approximately 53%, 55% and 53% of our consolidated sales, in 2004, 2003 and 2002, respectively. The 2004 gross profit margin as a percentage of total sales was somewhat lower than 2003 due primarily to costs associated with the transfer of the majority of our Baseline subsidiary’s production to our facility in Minneapolis, Minnesota in 2004, to expenses associated with the amortization of intangible assets acquired as part of the Lippke purchase, to the scrapping of inventory that had become obsolete, and to production expenses associated with our Vaculok product line, which did not have significant revenues in 2004, offset somewhat by the product mix in 2004 including more permeation product sales, which on average carry a higher gross margin. The 2003 gross profit margin was slightly higher than the prior year due to the product mix in 2003 including more permeation and weighing product sales, which on average carry a higher gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in 2004 were $8,384,361, or 33% of sales, compared to $6,268,837, or 32% of sales in 2003, and $6,107,066, or 31% of sales in 2002. The increase in the dollar amount of SG&A expenses from 2003 to 2004 was primarily due to the addition of Lippke’s SG&A expenses in 2004, to the expense associated with the LCI intangible technology rights one-time impairment charge in 2004, and to a lesser extent to recently enacted changes in securities laws and regulations more fully described below under “Forward-Looking Statements,” which increased certain general and administrative costs in 2004. The increase in SG&A expenses from 2002 to 2003 was primarily due to an increase in tradeshow expense in an effort to increase future sales, offset somewhat by a decrease in commission expense associated with domestic sales.

Research and Development Expenses

Research and development (R&D) expenses were $1,376,196, or approximately 5% of sales in 2004, compared to $1,313,379, or approximately 7% of sales in 2003, and $1,286,220, or approximately 6% of sales in 2002. Continued R&D expenditures are necessary as we develop new products to expand in our niche markets. For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income consists primarily of interest and investment income, and currency exchange rate gains and losses. Other income decreased to $123,448 in 2004 from $126,711 in 2003 and $195,468 in 2002. The slight decrease in 2004 compared to 2003 was primarily due to lower average investment balances and lower average investment yields. The decrease in 2003 from 2002 was primarily due to lower average investment yields, offset by higher average investment balances, during 2003 versus 2002.

Income Tax Expense

Our provision for income taxes was 32.6% of income before income taxes in 2004 and 33.0% and 33.1% in 2003 and 2002, respectively. Based on current operating conditions and income tax laws, we expect our core tax rate for 2005 to be in the range of 33% to 35%. In addition, we believe that we are close to finalizing an Internal Revenue Service examination, which is expected to have a favorable effect on our overall 2005 effective income tax rate.

The American Jobs Creation Act of 2004 (the Act) was passed in October 2004 and included numerous law changes that will also affect our tax computations. The provisions of the Act include a new deduction for U.S. manufacturers, the repeal of the extraterritorial income exclusion and a provision regarding the repatriation of foreign earnings. We are studying the new law to determine what impact the Act will have on our effective tax rate.

Net Income

Net income was $2,428,688 in 2004 compared to $2,211,305 in 2003, and $2,297,214 in 2002. Diluted net income per share was $0.44 per share in 2004 compared to $0.40 per share in 2003, and $0.41 per share in 2002.

Liquidity and Capital Resources

We have historically financed our operations and capital equipment requirements through cash flows generated from operations. Total cash, cash equivalents and marketable securities increased $897,069 during 2004 to $7,688,719 as of December 31, 2004, compared to $6,791,650 at December 31, 2003. Our working capital as of December 31, 2004 increased $763,321 to $11,665,447, compared to $10,902,126 at December 31, 2003. We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures, dividend payments, stock repurchases, and required earnout payments to the former parent company of Lippke, for at least the next twelve months. However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies. We may need to fund such activities, should they arise, with debt and/or equity financing.

Cash Flow

Cash Flows from Operating Activities

Our primary source of funds is cash provided by operations. Cash flow from operations totaled $5,136,229, $3,398,377 and $3,424,407 in 2004, 2003 and 2002, respectively. In 2004, cash provided by operating activities increased by $1,737,852, or 51%, compared to 2003. This change was due primarily to higher net income, addback of depreciation and amortization and the changes in inventories and accounts payable, offset somewhat by the change in deferred income taxes and the increase in trade accounts receivable.

The increase in trade accounts receivable in 2004 versus 2003 is primarily due an increase in sales in the fourth quarter of 2004 versus the fourth quarter of 2003 (mostly due to the addition of Lippke), offset somewhat by improved accounts receivable collection. Inventory remained generally consistent in 2004 compared to 2003, despite increased sales in 2004, due in part to the consolidation of Baseline and LCI inventory in our Minneapolis, Minnesota location. The increase in accounts payable and accrued compensation and vacation is primarily due to the addition of Lippke.

Cash Flows from Investing Activities

Cash used in investing activities totaled $1,498,890 in 2004 as compared to $3,225,818 in 2003. Cash flow provided by investing activities totaled $5,818 in 2002. Net proceeds (purchases) from maturities of marketable securities were $345,995, ($2,312,942) and $819,567 in 2004, 2003 and 2002, respectively. Purchases of property, plant and equipment totaled $527,260 in 2004, primarily for additions of manufacturing and laboratory equipment, as compared to $335,794 and $378,392 in 2003 and 2002, respectively. We expect purchases of property, plant and equipment in 2005 to be similar to the levels in 2004.

Effective January 1, 2004, we acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three future “earnout” payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year. It is anticipated that the “earnout” payments will be made to the former parent company of Lippke at or near the end of the first quarter of each of the years 2005, 2006, and 2007. The earnout payment due for 2004 based on Lippke’s 2004 net profits is $549,257.

Cash Flows from Financing Activities

Cash used in financing activities consists primarily of the purchase and retirement of common stock, payment of dividends to our shareholders, and a dividend payment to Lippke’s former parent company.

During 2004, we made final dividend payments of $449,087 to Lippke’s former parent company and dividend payments of $1,393,506 to our shareholders, for total dividend payments of $1,842,593. During 2003, we made dividend payments of $1,377,725 to our shareholders.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $3,200,000 of our common stock at prices not exceeding prevailing market prices at the time of purchase. We made repurchases of our common stock totaling $900,360 and $627,606 in 2004 and 2003, respectively, related to this authorization and $196,000 in 2002 related to a previous authorization. As of December 31, 2004, $1,672,034 was remaining in the current authorization.

We had no material commitments for capital expenditures as of December 31, 2004. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2004 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$1,656	$379	$870	$407	$—
Total contractual cash obligations	$1,656	$379	$870	$407	$—

In January 2004, we acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three future “earnout” payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year which is included in the financial statements. It is anticipated that the “earnout” payments will be made to the former parent company of Lippke at or near the end of the first quarter of each of the years 2005, 2006, and 2007. Based upon the net profit calculation of Lippke as of December 31, 2004, we have recorded an obligation for the first payment due to Lippke’s former parent company in the amount of $549,257 as of December 31, 2004, and $247,708 for the minimum payable for 2005 and 2006.

Off-Balance Sheet Arrangements

Except for operating leases entered in the ordinary course of business, we do not have any material off-balance sheet arrangements.

New Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the Act). FSP 109-1 requires this deduction be treated as a special deduction in accordance with SFAS 109, which does not require a revaluation of our U.S. deferred tax assets. We will apply the guidance in FSP 109-1 upon recognition of this tax deduction beginning January 1, 2005. The application of FSP 109-1 is not currently expected to have a material impact on our financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). FSP 109-2 provides accounting guidance for the one-time tax deduction of 85% of certain non-U.S. earnings that are repatriated in excess of a base amount as defined in the Act. SFAS 109 requires a company to reflect in the period of enactment the effect of a new tax law. Due to the lack of clarification of certain provisions within the Act, FSP 109-2 allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Act.

We have started an evaluation of the effects of the repatriation provision. However, we do not expect to be able to complete this evaluation until after Congress and the Treasury Department provide additional clarification on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of all relevant guidance. The range of possible amounts, including the base, which we are considering for repatriation under this provision, is between zero and $400,000. The related incremental provision for income taxes would be zero due to foreign tax credits available to offset any resulting taxes.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS 151 in the fiscal year beginning January 1, 2006. We are currently in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on our results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (FAS 123(R)), which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (Statement 123). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25) which allowed companies to use the intrinsic value method of valuing share-based payment transactions and amends FAS Statement No. 95, “Statement of Cash Flows”. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. We expect to adopt Statement 123 (R) on July 1, 2005. The adoption of FAS 123(R)’s fair value method is expected to have an impact on our results of operations, though it will have no impact on our overall financial position.

FAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We expect to adopt Statement 123 (R) effective July 1, 2005 using the modified prospective method.

The impact of adoption of FAS 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123(R) in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts of operating cash flows recognized in prior periods for such excess tax deductions in 2002, 2003 and 2004.

As permitted by Statement 123, we currently account for share-based payments using the APB Opinion No. 25, “Accounting for Stock Issued to Employees” intrinsic value method of valuing share-based payment transactions and, as such, generally recognize no compensation cost for employee stock options.

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet website or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to MOCON. Below are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements.

We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others that we may consider immaterial or do not anticipate at this time. The foregoing risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

If we experience any increase in the cost of raw materials or supplies, we may experience a decrease in profit margins.

In the past, the overall cost of the materials that we purchase has not risen much more than the rate of inflation, although the price of some of the components that we purchase has increased in the past several years due in part to our purchasing fewer of such components. Certain other material and labor costs have increased, but we believe that such increases are approximately consistent with overall inflation rates. We believe that the price of our products and the prices of our competitors’ products is a significant factor affecting our customers’ buying decisions and consequently, we may not be able to pass along any cost increases in raw materials and supplies in the form of price increases or sustain profit margins that we have achieved in prior years.

The markets in which we operate have experienced minimal growth in recent years, and our ability to increase our revenues will depend in part on our ability to develop new products, develop new applications for our existing products and to acquire complementary businesses and product lines.

The analytical and measurement instrument markets in which we operate have not shown significant growth in recent years. Although we have identified a number of strategies that we believe will allow us to grow our business and increase our sales, including developing new products and technologies, developing new applications for our technologies, acquiring complementary businesses and product lines, and strengthening our sales force, we cannot assure you that we will be able to successfully implement these strategies, or that these strategies will result in the growth of our business or an increase in our sales.

If we acquire businesses in the future, we could experience a decrease in our profit margins, a decrease in our net income, and other adverse consequences.

One of our growth strategies is to supplement our internal growth with the acquisition of businesses and technologies that complement or augment our existing products. Some of the businesses that we previously acquired have produced net operating losses or low levels of profitability. Businesses that we may acquire in the future may be marginally profitable or unprofitable. We will likely have to successfully change the operations of any companies that we acquire in the future and improve the market penetration of such companies in order to achieve the level of profitability that we desire. This could result in the diversion of management’s attention from other business concerns. In addition, acquisitions that we believe will be beneficial to our business and financial results are difficult to identify and complete for a number of reasons, including the competition among prospective buyers. We may not be able to complete acquisitions in the future and any acquisitions that we do complete may have an adverse effect on our financial performance and liquidity. It may be necessary for us to raise additional funds either through public or private debt or equity financing in order to finance any future acquisitions. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and may dilute the percentage ownership of our existing shareholders.

We face risks of technological changes that may render our products obsolete.

The markets for our products and services are characterized by rapid and significant technological change and evolving industry standards. As a result of such changes and evolving standards, our products may become noncompetitive or obsolete and we may have to develop new products in order to maintain or increase our revenues. New product introductions that are responsive to these factors require significant planning, design, development and testing at the technological, product, and manufacturing process levels, and we may not be able to timely develop new products. In addition, industry acceptance of new technologies that we may develop may be slow to develop due to, among other things, existing regulations or standards written specifically for older technologies and general unfamiliarity of users with new technologies. As a result, any new products that we may develop may not generate any meaningful revenues or profits for us for a number of years, if at all.

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

Sales outside the United States accounted for approximately 52% of our sales in 2004 and approximately 40% and 33% of our sales in 2003 and 2002, respectively. We expect that foreign sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following:

•       agreements may be difficult to enforce;

•       receivables may be difficult to collect;

•       certain regions are experiencing political unrest and conflict;

•       foreign customers may have longer payment cycles;

•       the countries into which we sell may impose tariffs or adopt other restrictions on foreign trade;

•       currency fluctuations could reduce reported profitability in future periods;

•       fluctuations in exchange rates may affect product demand;

•       export licenses, if required, may be difficult to obtain; and

•       protection of intellectual property in foreign countries may be more difficult to enforce.

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

We hold patents relating to various aspects of our products and believe that proprietary technical know-how is critical to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Our competitors may initiate litigation to challenge the validity of our patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents or if we initiate any proceedings to protect our proprietary rights and if the outcome of any such litigation is unfavorable to us, our business and results of operations could be materially adversely affected. There may also be pending or issued patents held by parties not affiliated with us that relate to our products or technologies and we may need to acquire licenses to any such patents to continue selling some or all of our products. If we had to obtain any such license in order to be able to continue to sell some or all of our products, we may not be able to do so on terms that were favorable to us, if at all.

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

The market price of our common stock has been volatile in the past, ranging from a high sales price of $10.49 and a low sales price of $7.70 during 2004, and several factors could cause the price to fluctuate substantially in the future. These factors include:

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

Recently enacted and future changes in securities laws and regulations are likely to increase our costs.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating challenges for publicly-held companies including us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting and our external auditors’ audit of that assessment will require the commitment of significant financial and managerial resources in 2005, and is expected to require ongoing financial and managerial resources in 2006 and beyond.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Substantially all of our marketable securities are at fixed interest rates. However, virtually all of the marketable securities mature in two years or less; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

Foreign Currency Exchange Risk

Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on our results from operations outside of the United States while a weaker dollar generally has a positive effect. We currently sell our products and services in United States dollars or the local currency of our foreign subsidiary (Euros). Accordingly, our foreign operations expose us to foreign currency exchange risk when the Euro currency results of operations are translated to United States dollars. While we historically have not experienced any material foreign currency translation losses, we may engage in hedging activity in the future to minimize this risk. Our net investment in foreign subsidiary translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity, and would not impact our net income.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included on pages F-1 to F-21 of this Annual Report on Form 10-K and are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2004
Sales	$5,753	$6,123	$6,411	$6,821
Gross profit	$2,985	$3,338	$3,426	$3,490
Net income	$336	$630	$728	$735
Net income per common share
Basic	$0.06	$0.12	$0.14	$0.14
Diluted	$0.06	$0.12	$0.13	$0.13
2003
Sales	$5,029	$5,132	$4,778	$4,693
Gross profit	$2,758	$2,890	$2,609	$2,499
Net income	$607	$609	$534	$461
Net income per common share
Basic	$0.11	$0.11	$0.10	$0.09
Diluted	$0.11	$0.11	$0.10	$0.08

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Annual Report of Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors of the Registrant.

The information under the captions “Election of Directors—Information About Nominees” and “Election of Directors—Other Information About Nominees” in our proxy statement to shareholders in connection with our 2005 annual meeting of shareholders is incorporated herein by reference.

B. Executive Officers of the Registrant.

Information about our executive officers is included in this Report under Item 4A, “Executive Officers of the Registrant.”

C. Compliance with Section 16(a) of the Exchange Act.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement to shareholders in connection with our 2005 annual meeting of shareholders is incorporated herein by reference.

D. Audit Committee Financial Expert.

The information under the caption “Election of Directors—Information about the Board and its Committees” in our proxy statement to shareholders in connection with our 2005 annual meeting of shareholders is incorporated herein by reference.

E. Identification of the Audit Committee.

The information in the “Election of Directors—Information about the Board and its Committees” section of our proxy statement to shareholders in connection with our 2005 annual meeting of shareholders is incorporated herein by reference.

F. Code of Ethics.

Our Code of Ethics applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, and meets the requirements of the rules and regulations of the Securities and Exchange Commission. We will provide, free of charge, a copy of our Code of Ethics to any person who requests a copy. To request a copy of our Code of Ethics, write to us at:

MOCON, Inc.

7500 Boone Avenue North

Minneapolis, Minnesota 55428

Attention: Chief Financial Officer

ITEM 11.         EXECUTIVE COMPENSATION

The information under the captions “Election of Directors—Director Compensation” and “Executive Compensation and Other Benefits” in our proxy statement to shareholders in connection with our 2005 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Principal Shareholders and Beneficial Ownership of Management” and “Executive Compensation and Other Benefits—Equity Compensation Plan Information” in our proxy statement in connection with our 2005 annual meeting of shareholders is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Election of Directors—Other Information About Nominees” in our proxy statement in connection with our 2005 annual meeting of shareholders is incorporated herein by reference.

Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Independent Registered Public Accounting Firm” in our proxy statement in connection with our 2005 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.           Financial Statements

The following Consolidated Financial Statements of MOCON and its subsidiaries are included herein:

2.     Financial Statement Schedules

The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

Under date of February 23, 2005, we reported on the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in this annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Minneapolis, Minnesota
February 23, 2005

Financial Statement Schedule:

II—Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

SCHEDULE II
MOCON, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

Description	Balance at beginning of year	Charged to costs and expenses		Deductions	Balance at end of year
Year ended December 31, 2004
Allowance for doubtful accounts and sales returns	$243,677	173,147	(1)	194,784	222,040
Year ended December 31, 2003
Allowance for doubtful accounts and sales returns	$202,074	43,500		1,897	243,677
Year ended December 31, 2002
Allowance for doubtful accounts and sales returns	$199,739	187,225		184,890	202,074

(1)          Includes adjustment for acquisition.

3.      Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index.

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 21, 2005, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn: Shareholder Information.

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

J.                 Amendment to the MOCON, Inc. Savings and Retirement Plan (filed herewith).

K.             Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2004 (File No. 0-9273)).

L.               Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2004 (File No. 0-9273)).

M.           Description of Non-Employee Director Retirement Plan (filed herewith).

N.             Description of Non-Employee Director Compensation Arrangements (filed herewith).

O.            Description of Executive Officer Compensation Arrangements (filed herewith).

(b)   Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index.

(c)   Financial Statement Schedules

See Item 15 (a)(2) above for the financial statement schedules filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005	MOCON, INC.
	By:	/s/ ROBERT L. DEMOREST
Robert L. Demorest, President, Chief Executive Officer and Chairman of the Board (principal executive officer)
	By:	/s/ DANE D. ANDERSON
Dane D. Anderson, Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 31, 2005.

Signature and Title
/s/ ROBERT L. DEMOREST
Robert L. Demorest, President, Chief Executive Officer and Director
/s/ DEAN B. CHENOWETH
Dean B. Chenoweth, Director
/s/ J. LEONARD FRAME
J. Leonard Frame, Director
/s/ DANIEL W. MAYER
Daniel W. Mayer, Executive Vice President and Director
/s/ RONALD A. MEYER
Ronald A. Meyer, Vice President and Director
/s/ RICHARD A. PROULX
Richard A. Proulx, Director
/s/ TOM C. THOMAS
Tom C. Thomas, Director

MOCON, INC. AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2004, 2003, and 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Minneapolis, Minnesota
February 23, 2005

MOCON, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$2,648,879	1,399,837
Marketable securities, current	4,808,840	4,541,725
Trade accounts receivable, less allowance for doubtful accounts of $222,040 in 2004 and $243,677 in 2003	4,297,884	3,542,927
Other receivables	44,941	50,662
Inventories	3,838,344	3,762,481
Prepaid expenses	362,607	347,245
Deferred income taxes	435,864	322,435
Total current assets	16,437,359	13,967,312
Marketable securities, noncurrent	231,000	850,088
Property, plant, and equipment, net	2,116,823	2,099,462
Other assets:
Software development costs, net of accumulated amortization of $766,490 in 2004 and $435,430 in 2003	239,931	570,991
Goodwill	2,315,774	1,346,795
Technology rights and other intangibles, net	1,030,847	991,928
Other	143,803	151,689
Total other assets	3,730,355	3,061,403
	$22,515,537	19,978,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,107,268	1,013,615
Accrued compensation and vacation	1,024,958	775,669
Other accrued expenses	457,640	349,421
Accrued product warranties	352,634	279,639
Accrued income taxes	455,718	295,951
Dividends payable	373,694	350,891
Total current liabilities	4,771,912	3,065,186
Obligations to former employees	112,720	—
Minimum earnout payable	247,708	—
Deferred income taxes	182,651	198,381
Total non-current liabilities	543,079	198,381
	5,314,991	3,263,567
Stockholders’ equity:
Capital stock—undesignated—authorized 3,000,000 shares	—	—
Common stock—$0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,338,489 shares in 2004 and 5,406,189 shares in 2003	533,849	540,619
Capital in excess of par value	199,705	118,333
Retained earnings	16,377,709	16,052,528
Accumulated other comprehensive income	89,283	3,218
Total stockholders’ equity	17,200,546	16,714,698
Commitments and contingencies (note 7)
	$22,515,537	19,978,265

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Sales:
Products	$23,167,964	17,751,263	17,848,806
Consulting services	1,940,405	1,881,103	2,082,259
Total sales	25,108,369	19,632,366	19,931,065
Cost of sales:
Products	10,870,199	7,959,228	8,225,876
Consulting services	999,373	917,328	1,073,157
Total cost of sales	11,869,572	8,876,556	9,299,033
Gross profit	13,238,797	10,755,810	10,632,032
Selling, general, and administrative expenses	8,384,361	6,268,837	6,107,066
Research and development expenses	1,376,196	1,313,379	1,286,220
Operating income	3,478,240	3,173,594	3,238,746
Other income	123,448	126,711	195,468
Income before income taxes	3,601,688	3,300,305	3,434,214
Income taxes	1,173,000	1,089,000	1,137,000
Net income	$2,428,688	2,211,305	2,297,214
Net income per common share:
Basic	$0.45	0.41	0.42
Diluted	0.44	0.40	0.41
Weighted average shares outstanding:
Basic	5,351,106	5,410,010	5,487,915
Diluted	5,471,420	5,503,911	5,606,332

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2004, 2003, and 2002

					Accumulated
	Common stock		Capital in		other
	Number		excess of	Retained	comprehensive
	of shares	Amount	par value	earnings	income	Total
Balance, December 31, 2001	5,476,453	$547,645	105,057	14,806,169	9,101	15,467,972
Stock options exercised	21,736	2,174	133,710	—	—	135,884
Purchase and retirement of common stock	(28,000)	(2,800)	(193,200)	—	—	(196,000)
Dividends declared ($.24 per share)	—	—	—	(1,317,782)	—	(1,317,782)
Net income	—	—	—	2,297,214	—	2,297,214
Adjustment for unrealized (loss) on marketable equity securities	—	—	—	—	(7,466)	(7,466)
Comprehensive income						2,289,748
Balance, December 31, 2002	5,470,189	547,019	45,567	15,785,601	1,635	16,379,822
Stock options exercised	28,501	2,850	167,375	—	—	170,225
Purchase and retirement of common stock	(92,501)	(9,250)	(94,609)	(540,342)	—	(644,201)
Dividends declared ($.26 per share)	—	—	—	(1,404,036)	—	(1,404,036)
Net income	—	—	—	2,211,305	—	2,211,305
Adjustment for unrealized gain on marketable equity securities	—	—	—	—	1,583	1,583
Comprehensive income						2,212,888
Balance, December 31, 2003	5,406,189	540,619	118,333	16,052,528	3,218	16,714,698
Stock options exercised	46,300	4,630	283,134	—	—	287,764
Purchase and retirement of common stock	(114,000)	(11,400)	(201,762)	(687,198)	—	(900,360)
Dividends declared ($.265 per share)	—	—	—	(1,416,309)	—	(1,416,309)
Net income	—	—	—	2,428,688	—	2,428,688
Cumulative translation adjustment	—	—	—	—	92,043	92,043
Adjustment for unrealized (loss) on marketable equity securities	—	—	—	—	(5,978)	(5,978)
Comprehensive income						2,514,753
Balance, December 31, 2004	5,338,489	$533,849	199,705	16,377,709	89,283	17,200,546

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$2,428,688	2,211,305	2,297,214
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposition of long-term assets	7,375	35,494	2,824
Depreciation and amortization	1,450,627	987,712	875,940
Impairment of technology rights and other intangibles	240,000	—	—
Deferred income taxes	(502,202)	(183,998)	170,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(152,696)	422,517	305,986
Other receivables	40,711	(12,826)	(7,309)
Inventories	469,621	35,311	(92,746)
Prepaid expenses	(641)	(24,195)	(72,731)
Accounts payable	615,418	(157,960)	(129,522)
Accrued compensation and vacation	63,627	145,348	(143,585)
Other accrued expenses	313,326	(4,871)	32,641
Accrued product warranties	19,280	12,706	15,615
Accrued income taxes	143,095	(68,166)	170,080
Net cash provided by operating activities	5,136,229	3,398,377	3,424,407
Cash flows from investing activities:
Purchases of marketable securities	(4,519,996)	(5,303,838)	(4,172,557)
Proceeds from sales or maturities of marketable securities	4,865,991	2,990,896	4,992,124
Cash paid in acquisitions, net of cash acquired	(1,265,648)	(253,514)	—
Purchases of property, plant and equipment	(527,260)	(335,794)	(378,392)
Purchases and development of software	—	(205,127)	(374,220)
Purchases of patents and trademarks	(45,320)	(111,950)	(54,658)
Other	(6,657)	(6,491)	(6,479)
Net cash (used in) provided by investing activities	(1,498,890)	(3,225,818)	5,818
Cash flows from financing activities:
Proceeds from the exercise of stock options	287,764	149,999	135,884
Purchase and retirement of common stock	(900,360)	(627,606)	(196,000)
Dividends paid to former parent company of Paul Lippke Handels	(449,087)	—	—
Dividends paid to MOCON shareholders	(1,393,506)	(1,377,725)	(1,318,095)
Net cash used in financing activities	(2,455,189)	(1,855,332)	(1,378,211)
Effect of exchange rate changes on cash	66,892	—	—
Net increase (decrease) in cash and cash equivalents	1,249,042	(1,682,773)	2,052,014
Cash and cash equivalents:
Beginning of year	1,399,837	3,082,610	1,030,596
End of year	$2,648,879	1,399,837	3,082,610
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,010,222	1,341,163	797,180
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$373,694	350,891	328,211
Unrealized holding (loss) gain on available-for-sale securities	(5,978)	1,583	(7,466)
Noncash purchase and retirement of common stock	—	16,595	—
Noncash exercise of stock options	—	20,226	—

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

(b)   Foreign Currency Translation

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

(c)   Statements of Cash Flows

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash equivalents consist of short-term investments which are readily convertible to cash.

(d)   Marketable Securities

Marketable securities at December 31, 2004 consist of United States government obligations, municipal bonds, and certificates of deposit. The Company classifies its debt and marketable equity securities as available-for-sale.

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

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(e)   Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, and market represents the lower of replacement cost or estimated net realizable value.

(f)   Property, Plant, and Equipment

Property, plant, and equipment are carried at cost. Depreciation and amortization are typically computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred and significant renewals and betterments are capitalized.

(g)   Goodwill, Other Intangible Assets, and Software Development Costs

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

Intangible assets consist of technology rights, patents, trademarks, and other intangibles. Technology rights, patents, trademarks, and other intangibles are carried at cost less accumulated amortization. Costs incurred in connection with applications for new patents are deferred until a final determination, with respect to the application, is made by appropriate regulatory agencies. Costs of patents abandoned are charged to income in the period of abandonment. Technology rights costs are amortized on a straight-line basis over 7 to 10 years. Patent costs are amortized over the lesser of 17 years or their estimated useful lives using the straight-line method. Trademarks are amortized over five years.

Software development costs are carried at cost less accumulated amortization. Software development costs are amortized on a straight-line basis over 3 years.

(h)   Income Taxes

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

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(i)   Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(j)   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company reviews its long-lived assets and certain identifiable intangibles for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(k)   Fair Value of Financial Instruments

The Company’s financial instruments are recorded in its consolidated balance sheet. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair values of investments in marketable securities are based on quoted market prices and are summarized in Note 2.

(l)   Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met upon shipment of product or upon completion of services. The Company provides for estimated warranty costs in the period revenue is recognized. The Company generally does not allow a right of return. Shipping and handling charges billed are recognized in revenues and the related costs are classified in cost of sales.

(m)   Advertising Costs

The Company incurs advertising costs associated with trade shows, print advertising, and brochures. Such costs are charged to expense as incurred. Advertising expense was $432,000, $420,000, and $325,000 in 2004, 2003, and 2002, respectively.

(n)   Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and dilutive potential common shares outstanding during the year.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(o)   Stock-Based Employee Compensation

The Company uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation. Accordingly, no compensation cost has been recognized with respect to the Company’s stock option plans. Had compensation cost for these plans been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Net income—as reported	$2,428,688	2,211,305	2,297,214
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(196,203)	(253,317)	(253,251)
Net income—pro forma	$2,232,485	1,957,988	2,043,963
Net income per common share—as reported:
Basic	$0.45	0.41	0.42
Diluted	0.44	0.40	0.41
Net income per common share—pro forma:
Basic	0.42	0.36	0.37
Diluted	0.41	0.36	0.36

The pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002:

	2004	2003	2002
Dividend yield	3.1%	3.3%	3.0%
Expected volatility	32%	37%	38%
Risk-free interest rate	3.4%	3.0%	4.0%
Expected lives (in years)	7.8	7.9	7.9

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (FAS 123(R)), which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (Statement 123). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25) which allowed companies to use the intrinsic value method of valuing share-based payment transactions and amends FAS

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

Statement No. 95, “Statement of Cash Flows”. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on July 1, 2005. The adoption of FAS 123(R)’s fair value method is expected to have an impact on the Company’s results of operations, though it will have no impact on the Company’s overall financial position.

FAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We expect to adopt Statement 123 (R) effective July 1, 2005 using the modified prospective method.

The impact of adoption of FAS 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123(R) in prior periods, the impact of the standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and net income per share above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts of operating cash flows recognized in prior periods for such excess tax deductions in 2002, 2003 and 2004.

As permitted by Statement 123, we currently account for share-based payments using the APB Opinion No. 25, “Accounting for Stock Issued to Employees” intrinsic value method of valuing share-based payment transactions and, as such, generally recognize no compensation cost for employee stock options.

(p)   Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(2)   Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type at December 31, 2004 and 2003 were as follows:

	2004
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Available for sale:
Municipal bonds	$1,996,790	972	(3,864)	1,993,898
Certificates of deposit	3,045,810	175	(43)	3,045,942
	$5,042,600	1,147	(3,907)	5,039,840

	2003
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Available for sale:
Municipal bonds	$2,110,501	3,146	(70)	2,113,577
Certificates of deposit	3,128,094	142	—	3,128,236
Federal bonds	150,000	—	—	150,000
	$5,388,595	3,288	(70)	5,391,813

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

There were no gross realized gains or losses for the years ended December 31, 2004, 2003, and 2002.

Maturities of investment securities classified as available-for-sale were as follows at December 31, 2004 and 2003:

	2004		2003
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Available-for-sale:
Due within one year	$4,811,600	4,808,840	4,540,453	4,541,725
Due after one year	231,000	231,000	848,142	850,088
	$5,042,600	5,039,840	5,388,595	5,391,813

(3)   Inventories

The major components of inventories at December 31, 2004 and 2003 were as follows:

	2004	2003
Finished products	$717,507	369,883
Work-in-process	1,398,551	1,497,909
Raw materials	1,722,286	1,894,689
	$3,838,344	3,762,481

(4)   Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2004 and 2003 consisted of the following:

			Estimated
	2004	2003	useful lives
Land	$200,000	200,000	—
Buildings	445,833	445,833	27 years
Machinery and equipment	4,394,325	3,730,590	3 to 10 years
Office equipment	797,715	675,075	2 to 15 years
Leasehold improvements	735,955	676,826	1 to 5 years
Vehicles	163,032	147,153	3 to 5 years
Total property, plant, and equipment	6,736,860	5,875,477
Less accumulated depreciation	(4,620,037)	(3,776,015)
Net property, plant, and equipment	$2,116,823	2,099,462

Depreciation and amortization of property, plant, and equipment charged to income was $611,034, $534,512, and $539,387 for the years ended December 31, 2004, 2003, and 2002, respectively.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(5)   Goodwill and Other Intangible Assets

We adopted SFAS 142 effective January 1, 2002. As required by SFAS 142, we performed a transitional goodwill impairment assessment to determine whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that it consisted of a single reporting unit and determined the Company’s fair value and compared it to the Company’s carrying amount. As of January 1, 2002, the Company’s fair value exceeded its carrying amount. Therefore, there was no indication that goodwill was impaired, and the Company did not record any transitional impairment loss. In addition to its transitional goodwill impairment assessment, the Company also completed its annual impairment tests during the fourth quarters of 2004 and 2003 and determined there was no impairment.

Goodwill

As of December 31, 2004, goodwill amounted to $2,315,774, which includes the current year addition of $968,979 related to the acquisition of Paul Lippke Handels-GmbH. There was no change in the carrying amount of goodwill for the years ended December 31, 2003 and December 31, 2002.

Impairment of Other Intangible Assets

During 2004, the Company completed a review and analysis of its Lab Connections, Inc. (LCI) subsidiary and the carrying amount of the remaining net balance of intangible technology rights. LCI experienced operating losses during 2003 and 2004, and forecasted operating results indicated that the subsidiary’s undiscounted cash flows were not adequate to allow LCI sufficient cash flow to fully realize the remaining intangible technology rights value. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded an impairment charge of $240,000. The charge, recorded in selling, general, and administrative expenses, is equal to the difference between the carrying amount of the intangible technology rights and its fair value as estimated, based on discounted projected cash flows.

Other Intangible Assets

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2004
	Carrying Amount	Accumulated Amortization	Net
Patents	$548,748	$(221,288)	$327,460
Trademarks and tradenames	392,015	(90,413)	301,602
Technology rights	184,008	(120,481)	63,527
Other intangibles	715,043	(376,785)	338,258
	$1,839,814	$(808,967)	$1,030,847

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

	As of December 31, 2003
	Carrying Amount	Accumulated Amortization	Net
Patents	$524,401	$(184,103)	$340,298
Trademarks and tradenames	49,489	(18,378)	31,111
Technology rights	784,008	(394,194)	389,814
Other intangibles	268,000	(133,219)	134,781
Projects in process	95,924	—	95,924
	$1,721,822	$(729,894)	$991,928

Amortization expense was $439,073, $180,403 and $178,597 in 2004, 2003 and 2002, respectively.

Estimated amortization expense for the fiscal years 2005 to 2009 and thereafter is $293,693, $280,334, $163,558, $106,847, and $44,146, respectively.

(6)   Warranty

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

Warranty provisions and claims for the years ended December 31, 2004, 2003, and 2002 were as follows:

	Balance at				Balance
	beginning	Warranty		Warranty	at end
Years:	of year	Provisions		Claims	of year
Year ended December 31, 2004 Allowance for product warranties	$279,639	480,132	(1)	407,137	352,634
Year ended December 31, 2003 Allowance for product warranties	$266,933	336,346		323,640	279,639
Year ended December 31, 2002 Allowance for product warranties	$251,318	401,087		385,472	266,933

(1)          Includes adjustment for acquisition.

(7)   Commitments and Contingencies

(a)   Leases

The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through June 2010 and require the Company to pay operating costs, including real estate taxes.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

Rental expense, including charges for operating costs, was $487,776, $443,929, and $440,580 in 2004, 2003 and 2002, respectively.

The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2004:

Year ending December 31:
2005	$379,390
2006	320,956
2007	283,044
2008	265,545
2009	271,446
Later years	135,723
$1,656,104

(b)   Executive Severance Agreements

The Company has entered into severance agreements with four executives that require payment of two times their annual salary if they are terminated within 24 months after a change of control occurs or upon the occurrence of other events as described in the agreements.

(8)   Income Taxes

Income before income taxes was as follows:

	2004	2003	2002
Income before income taxes
Domestic	$2,893,000	3,300,000	3,434,000
Foreign	708,000	—	—
Total	3,601,000	3,300,000	3,434,000

The provision for income taxes consists of the following:

	2004	2003	2002
Current tax expense:
Federal	$1,031,000	1,140,000	803,000
State	131,000	133,000	164,000
Foreign	513,000	—	—
Total current expense	1,675,000	1,273,000	967,000
Deferred tax (benefit) expense:
Federal	(256,000)	(177,000)	152,000
State	(21,000)	(7,000)	18,000
Foreign	(225,000)	—	—
Total deferred (benefit) expense	(502,000)	(184,000)	170,000
Provision for income taxes	$1,173,000	1,089,000	1,137,000

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income
	for years ended December 31,
	2004	2003	2002
Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	2.0	2.5	3.5
Export incentives	(3.5)	(3.8)	(3.3)
Effect of foreign operations	1.3	—	—
Tax-exempt investment earnings	(0.3)	(0.2)	(0.2)
Other	(0.9)	0.5	(0.9)
Effective income tax rate	32.6%	33.0%	33.1%

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	2004	2003
Deferred tax assets:
Allowance for doubtful accounts	$78,000	89,000
Inventory costs	63,000	39,000
Inventory reserves	174,000	220,000
Warranty reserves	111,000	102,000
Other accruals	97,000	100,000
Total deferred tax assets	523,000	550,000
Deferred tax liabilities:
Technology rights	—	(110,000)
Fixed assets and intangibles	(270,000)	(316,000)
Total deferred tax liabilities	(270,000)	(426,000)
Net deferred tax asset	$253,000	124,000

The Company has determined that establishing a valuation allowance for the deferred tax assets is not required since it is more likely than not that the deferred tax assets will be realized through future taxable income.

As of December 31, 2004, there were approximately $400,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be partially offset by available foreign tax credits.

(9)   Stockholders’ Equity

From time to time, the Company’s board of directors authorizes the repurchase of common stock. In May 2003, the Company’s board of directors authorized a $1.2 million increase in its stock repurchase program. Under the terms of the increased program, up to a cumulative total of $3.2 million of the

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

Company’s common stock may be purchased. As of December 31, 2004, $1,672,034 was remaining in this authorization.

As of December 31, 2004, the Company has reserved 157,607 shares of common stock for options that are still available for grant under the Company’s stock option plans, and 838,439 shares for options that have been granted but have not yet been exercised.

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

Information regarding the Company’s stock option plans for 2004, 2003, and 2002 was as follows:

		Weighted
		average
		exercise
	Shares	price
Options outstanding, December 31, 2001	539,795	$6.73
Granted	177,750	7.30
Exercised	(21,736)	6.25
Canceled or expired	(9,222)	6.89
Options outstanding, December 31, 2002	686,587	6.89
Granted	174,250	8.08
Exercised	(28,501)	5.97
Canceled or expired	(21,924)	6.86
Options outstanding, December 31, 2003	810,412	7.17
Granted	102,000	9.18
Exercised	(46,300)	6.22
Canceled or expired	(27,673)	7.38
Options outstanding, December 31, 2004	838,439	$7.46

	2004	2003	2002
Weighted average fair value of options, granted during the year	$2.58	2.46	2.51
Weighted average exercise price of options, exercisable at end of year	7.24	7.06	6.90
Options exercisable, at end of year	636,943	563,921	451,879

At December 31, 2004, the weighted average remaining contractual life of outstanding options was 7.1 years.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(10)   Net Income Per Common Share

The following table presents a reconciliation of the denominators used in the computation of net income per common share—basic and net income per common share—diluted for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Weighted shares of common stock outstanding—basic	5,351,106	5,410,010	5,487,915
Weighted shares of common stock assumed upon exercise of stock options	120,314	93,901	118,417
Weighted shares of common stock outstanding—diluted	5,471,420	5,503,911	5,606,332

Outstanding stock options totaling 157,120, 64,695 and 250,020 at December 31, 2004, 2003, and 2002, have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive.

(11)   Product Line, Geographical and Significant Customer Information

The Company operates in a single industry segment: the development, manufacturing, and marketing of measurement, analytical, monitoring, sample preparation, and consulting products used to detect, measure, and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical, and other industries throughout the world.

The following table summarizes total sales by product line for 2004, 2003 and 2002 respectively:

	Years Ended December 31,
	2004	2003	2002
Permeation Products	$14,290,547	$11,705,963	$10,577,757
Weighing and Pharmaceutical Products	1,314,851	1,197,846	634,258
Sample Preparation Products	605,872	395,865	1,251,980
Gas Analyzer Products	3,560,351	2,980,271	3,881,781
Gas Chromatography Analyzer Products	717,486	580,875	836,961
Leak Detection Products	1,283,865	459,814	583,507
Headspace Analyzer Products	1,924,884	1,460,417	1,360,917
Consulting and Analytical Services	722,947	833,950	803,904
Other	687,566	17,365	—
Total Sales	$25,108,369	$19,632,366	$19,931,065

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

The following table summarizes total sales, based upon the country to which sales to external customers were made for fiscal years 2004, 2003 and 2002. All of the Company’s tangible long-lived assets are located in the United States, except for an insignificant amount of property and equipment in Germany.

	Years Ended December 31,
	2004	2003	2002
Domestic Sales	$12,017,992	$11,847,295	$13,354,090
Foreign Sales:
Western Europe	6,367,139	2,457,411	1,716,372
Japan	2,796,830	2,057,904	1,752,285
Canada	870,640	854,261	442,323
Other	3,055,768	2,415,495	2,665,995
Total foreign sales	13,090,377	7,785,071	6,576,975
Total Sales	$25,108,369	$19,632,366	$19,931,065

The Company’s products are marketed outside of North America through various independent representatives. Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) accounted for 24%, 10%, and 8% of sales in 2004, 2003, and 2002 respectively. Lippke was acquired effective January 1, 2004. See Note 13. In addition, one independent representative accounted for approximately 8%, 8%, and 7% of sales in 2004, 2003, and 2002, respectively.

No single customer accounted for 10% or more of our consolidated revenues in any of the fiscal years ended December 31, 2004, 2003, and 2002.

(12)   Savings and Retirement Plan

The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company’s contributions to this plan in 2004, 2003, and 2002 were $72,749, $75,862, and $74,085, respectively.

(13)   Acquisitions

Effective January 1, 2004, we acquired Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) which is located in Germany. Lippke had been the primary distributor of our products in Europe for approximately 30 years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. The acquisition of Lippke provides us with a direct presence in Europe. We acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three future “earnout” payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum payment amount of 100,000 euros per year which is included in the financial statements. It is anticipated that the “earnout” payments will be made to the former parent company of Lippke at our near the end of first quarter of each of the years 2005, 2006, and 2007, upon agreement of the net profits of Lippke. Based upon the net profit calculation of Lippke as of December 31, 2004, the Company has recorded an obligation for the first payment due to Lippke’s former parent company in the amount of $549,257 as of December 31, 2004, and $247,708 for the minimum payable for 2005 and 2006.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

The purchase price of the acquisition was:

Cash consideration (625,000 euros)	$802,688
Present value of future minimum earnout payments	796,965
Costs associated with the transaction	184,975
$1,784,628

Purchase Price Allocation

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Cash and marketable securities	$518,980
Current assets, principally accounts receivable and inventories	1,088,824
Property, plant and equipment	166,021
Identifiable intangible assets:
Domain names	5,700
Trademark and trade name	335,000
Commercial agent/subagent network	70,000
Sales order backlog	84,896
Compiled customer list	48,000
Manufacturer’s representative contracts	225,000
Goodwill	968,979
Current liabilities	(1,355,009)
Other non-current liabilities	(371,763)
$1,784,628

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

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

The results of Lippke have been included in the consolidated financial statements since the date of acquisition of January 1, 2004. Unaudited pro forma results of operations for the years ended December 31, 2003 and 2004 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2003. This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended December 31, 2003, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	2004		2003
	As reported	Proforma	As reported	Proforma
Net sales	$25,108,369	25,108,369	19,632,366	22,710,078
Net income	2,428,688	2,428,688	2,211,305	2,830,468
Net income per common share:
Basic	0.45	0.45	0.41	0.52
Diluted	0.44	0.44	0.40	0.51

Effective November 24, 2003, the Company acquired the Vaculok® vacuum insulated panel product line from Advantek, Inc. of Minnetonka, Minnesota (Vaculok). Vacuum insulated panels (VIPs) are devices which utilize unique technologies to excel in packaging applications requiring lengthy temperature protection. The acquisition, valued at $253,514 including associated fees and expenses, was recorded using the purchase method of accounting and; accordingly, the acquired operations of Vaculok have been included in the results of operations since the date of acquisition. The purchase price has been allocated to the net assets acquired based on estimated fair market values at the date of acquisition. The estimated fair values of the assets acquired in the acquisition included inventory and equipment valued at $43,003 and $210,511, respectively.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Vaculok had occurred as of the beginning of fiscal 2003 and 2002:

	2003		2002
	As reported	Proforma	As reported	Proforma
Net sales	$19,632,366	19,872,366	19,931,065	20,084,065
Net income	2,211,305	2,173,113	2,297,214	2,178,146
Net income per common share:
Basic	0.41	0.40	0.42	0.40
Diluted	0.40	0.39	0.41	0.39

MOCON, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2004

Item No.	Item	Method of Filing
3.1	Restated Articles of Incorporation of the Company	(1)
3.2	Amendment to Restated Articles of Incorporation of the Company, effective May 27, 1987	(2)
3.3	Amendment to Restated Articles of Incorporation of the Company, effective June 28, 1991	(3)
3.4	Amendment to Restated Articles of Incorporation of the Company, effective May 21, 1998	(11)
3.5	Amendment to Restated Articles of Incorporation of the Company, effective May 26, 1999	(13)
3.6	Third Restated Bylaws of the Company	(4)
10.1	Office/Warehouse Lease, dated July 29, 1994	(5)
10.2	Office/Warehouse Lease Extension, dated June 6, 1997	(8)
10.3	Office/Warehouse Lease, dated November 17, 1999	(13)
10.4	1990 Non-Employee Director Stock Option Plan	(3)
10.5	1992 Stock Option Plan	(6)
10.6	1998 Stock Option Plan, as amended	(9)
10.7	1999 Compensation Committee resolutions setting forth the Incentive Compensation Plan	(12)
10.8	Paired Profit Sharing Plan effective July 1, 1996	(7)
10.9	Agency and Service Agreement, dated January 1, 1987, between the Company and MoCon FSC, Inc.	(4)
10.10	Foreign Sales Corporation Suppliers Agreement, dated March 28, 1985, between the Company and MoCon FSC, Inc.	(4)
10.11	Agreement and Plan of Merger, dated November 20, 1998, by and among Modern Controls, Inc., MOCON Acquisition Corporation and Lab Connections, Inc.	(10)
10.12	Form of Executive Severance Agreement	(14)
10.13	Stock Purchase Agreement dated October 24, 2001 by and among MOCON, Inc., Questar InfoComm, Inc. and Questar Corporation	(15)
10.14	2003 Compensation Committee resolution setting forth the Incentive Compensation Plan	(15)
10.15	MOCON, Inc. Savings and Retirement Plan	(16)

10.16	Share Purchase Agreement, dated as of December 19, 2003 by and between Ahlström Capital Oy and MOCON, Inc.	(17)
10.17	Transfer Deed dated as of January 29, 2004 by and between Ahlström Capital Oy and MOCON, Inc.	(17)
10.18	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers	(18)
10.19	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers	(18)
10.20	Description of Non-Employee Director Retirement Plan	(19)
10.21	Description of Non-Employee Director Compensation arrangements	(19)
10.22	Description of Executive Officer Compensation Arrangements	(19)
21.1	Subsidiaries of the Company	(19)
23.1	Consent of Independent Registered Public Accounting Firm	(19)
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(19)
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(19)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	(19)
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	(19)

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

(14)   Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-9273).

(15)   Incorporated by reference to our Report on Form 8-K filed on November 6, 2001 (File No. 0-9273).

(16)   Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-9273).

(17)   Incorporated by reference to our Current Report on Form 8-K filed on January 29, 2004 (File No. 0-9273).

(18)   Incorporated by reference to our Current Report on Form 8-K filed on December 29, 2004 (File No. 0-9273).

(19)   Filed herewith.