Form 10-Q
period 2005-03-31
MOCON INC
filed 2005-05-16
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2005

or

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO  ☒

5,342,615 Common Shares were outstanding as of March 31, 2005

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets March 31, 2005 (Unaudited) and December 31, 2004

Condensed Consolidated Statements of Income (Unaudited) Three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (Unaudited) Three months ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,709,249	$2,648,879
Marketable securities, current	5,393,625	4,808,840
Trade accounts receivable, less allowance for doubtful accounts of $212,613 in 2005 and $222,040 in 2004	4,166,591	4,297,884
Other receivables	74,676	44,941
Inventories	4,154,253	3,778,376
Prepaid expenses	301,255	362,607
Deferred income taxes	435,864	435,864
Assets of discontinued operations	39,877	221,793
Total current assets	16,275,390	16,599,184

Marketable securities, noncurrent	580,000	231,000

Property, plant and equipment, net of accumulated depreciation of $4,668,839 in 2005 and $4,558,195 in 2004	1,866,931	1,954,998

Other assets:
Software development costs, net of accumulated amortization of $830,383 in 2005 and $766,490 in 2004	176,038	239,931
Goodwill	2,315,774	2,315,774
Technology rights and other intangibles, net	991,371	1,030,847
Other	159,985	143,803
Total other assets	3,643,168	3,730,355

TOTAL ASSETS	$22,365,489	$22,515,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,059,697	$2,107,268
Accrued compensation and vacation	843,499	1,024,958
Other accrued expenses	378,670	457,640
Accrued product warranties	348,740	352,634
Accrued income taxes	384,671	455,718
Dividends payable	373,694	373,694
Total current liabilities	4,388,971	4,771,912

Obligations to former employees	106,706	112,720
Minimum earnout payable	117,245	247,708
Deferred income taxes	165,961	182,651
Total noncurrent liabilities	389,912	543,079

Total liabilities	4,778,883	5,314,991

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,342,615 shares in 2005 and 5,338,489 shares in 2004	534,262	533,849
Capital in excess of par value	227,426	199,705
Retained earnings	16,798,185	16,377,709
Accumulated other comprehensive income	26,733	89,283
Total stockholders’ equity	17,586,606	17,200,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,365,489	$22,515,537

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Sales:
Products	$6,112,087	$5,253,544
Consulting services	332,308	461,578
Total sales	6,444,395	5,715,122

Cost of sales:
Products	2,641,580	2,468,003
Consulting services	241,620	219,843
Total cost of sales	2,883,200	2,687,846

Gross profit	3,561,195	3,027,276

Selling, general, and administrative expenses	2,082,588	2,119,383

Research and development expenses	420,628	341,072

Operating income	1,057,979	566,821

Other income	91,205	21,176

Income before income taxes	1,149,184	587,997

Income taxes	223,560	200,496

Income from continuing operations	$925,624	$387,501

Loss from discontinued operations, including impairment charge in 2005 of $162,420	(207,013)	(80,812)
Income tax benefit on loss from discontinued operations	75,560	29,496
Loss from discontinued operations, net of tax benefit	(131,453)	(51,316)

Net income	$794,171	$336,185

Basic net income per common share:
Income from continuing operations	$0.17	$0.07
Loss from discontinued operations	(0.02)	(0.01)
Basic net income per common share:	$0.15	$0.06

Basic weighted average common shares outstanding	5,339,177	5,406,952

Diluted net income per common share:
Income from continuing operations	$0.16	$0.07
Loss from discontinued operations	(0.02)	(0.01)
Diluted net income per common share:	$0.14	$0.06

Diluted weighted average common shares outstanding	5,519,994	5,526,670

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$794,171	$336,185
Loss from discontinued operations, net of tax	131,453	51,316
Income from continuing operations	925,624	387,501
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Loss on disposition of long-term assets	1,611	—
Depreciation and amortization	288,516	373,473
Deferred income taxes	(16,690)	(5,400)
Changes in operating assets and liabilities, net of effect of acquisition in 2004:
Trade accounts receivable	257,547	667,659
Other receivables	(30,159)	(12,648)
Inventories	(400,016)	202,982
Prepaid expenses	60,071	43,283
Accounts payable	(101,917)	40,824
Accrued compensation and vacation	(170,856)	(228,417)
Other accrued expenses	(284,395)	(111,091)
Accrued product warranties	—	3,599
Accrued income taxes	(70,734)	44,456
Net cash provided by operating activities of continuing operations	458,602	1,406,221

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	—	(468,683)
Purchases of marketable securities	(2,431,781)	(1,194,817)
Proceeds from sales or maturities of marketable securities	1,494,131	1,650,923
Purchases of property and equipment	(58,133)	(46,610)
Purchases of patents and trademarks	(34,211)	(10,007)
Other	(16,182)	(1,749)
Net cash used in investing activities of continuing operations	(1,046,176)	(70,943)

Cash flows from financing activities:
Proceeds from the exercise of stock options	28,134	25,188
Dividends paid to former owners of Paul Lippke Handels	—	(449,087)
Dividends paid to MOCON shareholders	(373,694)	(351,403)
Net cash used in financing activities of continuing operations	(345,560)	(775,302)

Net cash provided by (used in) discontinued operations	36,121	(101,013)

Effect of exchange rate changes on cash and cash equivalents	(42,617)	(5,407)

Net (decrease) increase in cash and cash equivalents	(939,630)	453,556

Cash and cash equivalents:
Beginning of period	2,648,879	1,399,837
End of period	$1,709,249	$1,853,393

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$279,112	$22,945

Supplemental schedule of noncash investing and financing activities:
Unrealized holding (loss) gain on available-for-sale securities	$(6,625)	$3,213
Dividends accrued	373,694	351,402

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005, and for all periods presented, have been made.  The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, previously filed with the Securities and Exchange Commission.

We operate in a single industry segment:  the development, manufacturing, and marketing of measurement, analytical, monitoring, sample preparation, and consulting products used to detect, measure, and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical, and other industries throughout the world.

Principles of Consolidation

The consolidated financial statements include the accounts of MOCON, Inc. and our subsidiaries after elimination of inter-company transactions and accounts.

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

We have adopted the disclosure-only provisions for employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation.  These provisions require us to show, on a pro forma basis, our net income and income per common share as if we had recorded an expense for our stock options at the time of grant.  Other than disclosure in this footnote, we do not use these pro forma results for any purpose.  No stock options were granted during the three-month periods ended March 31, 2005 and 2004.

Had we recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS No. 123, our net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net income – as reported	$794,171	$336,185
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,829)	(40,884)
Net income – pro forma	$765,342	$295,301

Net income per common share – as reported:
Basic	$0.15	$0.06
Diluted	$0.14	$0.06
Net income per common share – pro forma:
Basic	$0.14	$0.05
Diluted	$0.14	$0.05

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (FAS 123(R)), which is a revision of SFAS No.123 and supercedes Opinion 25.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  FAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005.  We expect to adopt FAS 123(R) on January 1, 2006.  The ultimate amount of increased compensation expense will be dependent on the number of options granted, their timing and vesting periods, and the method used to calculate the fair value of the awards, among other things.

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note 2 – Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Finished products	$856,063	$717,507
Work-in-process	1,645,172	1,395,364
Raw materials	1,653,018	1,665,505
	$4,154,253	$3,778,376

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Weighted shares of common stock outstanding – basic	5,339,177	5,406,952
Weighted shares of common stock assumed upon exercise of stock options	180,817	119,718
Weighted shares of common stock outstanding – diluted	5,519,994	5,526,670

Note 4 – Goodwill and Intangible Assets

As of March 31, 2005 and December 31, 2004, unamortized goodwill amounted to $2,315,774.  Other identifiable intangible assets are as follows:

	As of March 31, 2005
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$581,694	$230,638	$351,056	10 to 17 years
Trademarks and trade names	393,280	108,411	284,869	5 to 17 years
Technology rights	184,008	127,053	56,955	7 to 10 years
Other intangibles	715,043	416,552	298,491	Less than 1 year to 5 years
	$1,874,025	$882,654	$991,371

	As of December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$548,748	$221,288	$327,460	10 to 17 years
Trademarks and trade names	392,015	90,413	301,602	5 to 17 years
Technology rights	184,008	120,481	63,527	7 to 10 years
Other intangibles	715,043	376,785	338,258	Less than 1 year to 5 years
	$1,839,814	$808,967	$1,030,847

Total amortization expense for the three months ended March 31, 2005 was $73,687.  Estimated amortization expense for the remainder of 2005 and each of the four succeeding fiscal years based on the intangible assets as of March 31, 2005 is as follows:

Estimated Expense
2005	$220,528
2006	$280,334
2007	$163,558
2008	$106,847
2009	$44,146

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.  At March 31, 2005, this resulted in a net unrealized loss of $6,625 and at March 31, 2004 a net unrealized gain of $3,213, within stockholders’ equity.

Note 6 – Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended March 31,
	2005	2004
Net income	$794,171	$336,185
Foreign currency translation adjustment	(58,685)	(10,090)
Net unrealized loss on marketable securities	(3,865)	(5)
Comprehensive income	$731,621	$326,090

Note 7 – Warranty

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

Warranty provisions and claims for the three-month periods ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Beginning balance	$352,634	$279,639
Warranty provisions	44,360	140,964
Warranty claims	(48,254)	(89,648)
Ending balance	$348,740	$330,955

Note 8 – Discontinued Operations

During the first quarter of 2005, we discontinued production of Vaculok® vacuum insulated panels and exited the Vaculok product line.  We recorded a pretax loss from discontinued operations of $207,013 (including impairment charges of $162,420, primarily related to equipment) in the first quarter of 2005.  The revenues and expenses of Vaculoks operating activities have been reported as discontinued operations.  The after-tax loss from discontinued operations for the first quarter of 2005 was $131,453.

We intend to sell the assets associated with the Vaculok product line and expect a disposition to occur by the end of 2005.  Although we have had discussions with third parties regarding their interest in acquiring the assets, we do not have any acquisition commitments, and can give no assurance that such a sale will occur.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed below under the caption “Forward-Looking Statements.”  The following discussion of the results of operations and financial condition of MOCON should be read in conjunction with our Consolidated Financial Statements and the related notes thereto.

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

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels GmbH Prozess- und Laborsysteme (Lippke), which is located in Germany.  Lippke had been the primary distributor of our products in Europe for approximately thirty years, and also served in the capacity of distributor or agent for several companies in addition to MOCON.  The acquisition of Lippke provides us with a direct presence in Europe, which we plan to leverage to benefit many of our product and service offerings.  We acquired all of the shares of Lippke for a base purchase price of $802,688.  In addition, based on Lippke’s 2004 net profits, we made an earnout payment to Lippke’s former parent company of $549,257 near the end of the first quarter of 2005 and are obligated to make two future earnout payments based on the net profits of Lippke in the years 2005 and 2006, with a minimum payment amount of 100,000 euros per year.  It is anticipated that these earnout payments will be made to the former parent company of Lippke at or near the end of the first quarters of 2006 and 2007.

We have three primary operating locations in the United States – Minnesota, Colorado, and Texas – and one in Germany.  We use a direct sales force to market our products and services in the United States, Canada and Germany and use a network of independent representatives to market and service our products and services in foreign countries.  Our international sales have historically accounted for a significant portion of our revenues and we expect this trend to continue for the foreseeable future, especially as a result of our acquisition of Lippke, which thus far has had, and is expected to continue to have, a positive impact on our sales in 2005, particularly on our permeation products sales.

During the first quarter of 2005, we made the decision to discontinue production of Vaculok vacuum insulated panels, and exit this product line.  Included in the quarterly results are impairment and other charges of $162,000 related to this discontinuance.  In addition to the $162,000, we incurred $45,000 in losses from the discontinued Vaculok operations, bringing the total loss from the discontinued Vaculok operations for the quarter to $207,000 ($131,000 net of tax benefit).

Overall Summary of Financial Results for First Quarter of 2005

Sales for the first quarter of 2005 were $6,444,395, an increase of 13% compared to $5,715,122 for 2004.  The increase is primarily due to sales of permeation equipment into our foreign markets.  Net income was $794,171, a 136% increase compared to $336,185 in the first quarter of 2004.  Net income per diluted share was $0.14 in the first quarter of 2005, a 133% increase compared to $0.06 for the same period in 2004.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three-month periods ended March 31, 2005, and 2004.

	Three Months Ended March 31,
	2005	2004
Sales	100.0	100.0
Cost of sales	44.7	47.0
Gross profit	55.3	53.0
Selling, general, and administrative expenses	32.4	37.1
Research and development expenses	6.5	6.0
Operating income	16.4	9.9
Other income	1.4	0.4
Income before income taxes	17.8	10.3
Income taxes	3.4	3.5
Income from continuing operations	14.4	6.8
Loss from discontinued operations	(3.2)	(1.4)
Income tax benefit on loss from disc. operations	1.1	0.5
Loss from discontinued operations, net of tax benefit	(2.1)	(0.9)
Net income	12.3	5.9

Net Sales

Sales for the first quarter of 2005 were $6,444,395, up 13% compared to $5,715,122 for the same period in 2004.  On a product basis, this increase was primarily due to increased foreign sales of our permeation products, domestic and foreign sales of our leak detection products, and domestic sales of our gas analyzer products, offset somewhat by decreases in domestic sales of our gas chromatography analyzer products.  These sales increases were generally the result of increased demand.  The impact of price increases was not significant.

The following table summarizes total sales by product line for the three-month periods ended March 31, 2005 and 2004.

	March 31,
	2005	2004
Permeation Products	$3,838,332	$3,348,471
Gas Analyzer Products	964,185	805,987
Leak Detection Products	534,828	321,016
Headspace Analyzer Products	492,236	453,303
Other	614,814	786,345
Total sales	$6,444,395	$5,715,122

The following table sets forth the relationship between various components of domestic and foreign sales, for the three-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Domestic sales	$3,104,802	$2,795,541
Foreign sales:
Western Europe	1,516,800	1,552,059
Asia	1,386,997	841,958
Other	435,796	525,564
Total foreign sales	3,339,593	2,919,581
Total sales	$6,444,395	$5,715,122

Sales of our permeation products which accounted for approximately 60% and 59% of our consolidated first quarter sales in 2005 and 2004, respectively, increased 15% during the first quarter of 2005 compared to the same period in 2004.  This increase was due primarily to sales into our foreign markets, specifically Asian countries other than Japan.  Sales of our gas analysis and monitoring instrumentation products through our Baseline-MOCON, Inc, subsidiary, which accounted for 15% and 14% of our consolidated first quarter sales in 2005 and 2004, respectively, increased 20%.  This increase was directly related to an increase in sales of our piD-TECH™ miniaturized photoionization sensor to domestic markets.  Sales of our leak detection products, which accounted for 8% and 6% of our consolidated first quarter sales in 2005 and 2004, respectively, increased 67%.  This increase was fairly evenly spread between our domestic and foreign markets.  The domestic sales were enhanced by increased market penetration of Lippke products in the U. S. market. Sales of our headspace analyzer products which accounted for 8% of our consolidated first quarter sales in both 2005 and 2004 increased 9%.  This increase was a result of increased sales in our domestic market, offset by a slight decrease in foreign sales.  The overall increase was primarily due to sales of hand-held headspace analyzer products, which were originally introduced in 2003.

On a geographical basis, total foreign sales accounted for 52% and 51% of our consolidated first quarter sales in 2005 and 2004, respectively, and were up 14% during the first quarter of 2005 compared to the same period in 2004.  This increase was due primarily to the sale of permeation products by Lippke.  Total domestic sales accounted for 48% and 49% of our consolidated first quarter sales in 2005 and 2004, respectively, and were up 11%.  This domestic sales increase was primarily due to increased sales of gas analyzer products and leak detection products.

Gross Profit

Our gross profit margin was 55.3% and 53.0% for the three-month periods ended March 31, 2005 and 2004, respectively.  The gross profit margin as a percentage of sales was higher for the three months ended March 31, 2005 compared to the same period in 2004 due mostly to: (1) expenses in 2004 related to the acquisition of Lippke, including the higher costs assigned to Lippke finished goods inventory under purchase accounting rules of $96,000, (2) cost of sales in 2004 associated with the relocation of our Lab Connections subsidiary to Round Rock, Texas, and, (3) additional costs in 2004 associated with moving a portion of our Baseline subsidiary’s manufacturing to Minneapolis, Minnesota.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the first quarter of 2005 were $2,082,588, or 32.3% of sales, compared to $2,119,383, or 37.1% of sales in the first quarter of 2004.  The decrease in SG&A expenses was primarily due to costs in the first quarter of 2004 associated with the acquisition of Lippke, including amortization of $57,000 related to purchased backlog, which did not reoccur in the first quarter of 2005.

Research and Development Expenses

Research and development (R&D) expenses were $420,628, or approximately 6.5% of sales, in the first quarter of 2005, compared to $341,072, or approximately 6.0% of sales, in the first quarter of 2004.  This planned increase in R&D expenditures is considered necessary to develop new products to expand in our niche markets.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the three months ended March 31, 2005 consisted of interest income of $37,927, gain on foreign currency exchange of $41,569, and other income of $11,709.  Interest income increased from $21,176 for the three months ended March 31, 2004.

Income Tax Expense

Our provision for income taxes from continuing operations was 19.5% of income before income taxes for the three months ended March 31, 2005, compared to 34.1% of income before income taxes for the three months ended March 31, 2004.  The results for the first quarter of 2005 were favorably impacted by the finalization of an Internal Revenue Service examination which reduced income tax expense by approximately $156,000 for the quarter.  Based on current operating conditions and income tax laws, we expect the tax rate for the remaining three quarters of 2005 to be in the range of 33% to 35%.

Net Income

Net income was $794,171 in the first quarter of 2005, compared to $336,185 in the first quarter of 2004.  Diluted net income per share was $0.14 per share in the first quarter of 2005 compared to $0.06 per share in the first quarter of 2004.

Liquidity and Capital Resources

We have historically financed our operations and capital equipment requirements through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities decreased $5,845 during the first quarter of 2005 to $7,682,874 as of March 31, 2005, compared to $7,688,719 at December 31, 2004 due in part to an earnout payment to the former parent company of Lippke totaling $549,257.  Our working capital as of March 31, 2005 increased $59,147 to $11,886,419, as compared to $11,827,272 at December 31, 2004.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments, stock repurchases, and required earnout payments to the former parent company of Lippke, for at least the next twelve months.  However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies.  We may need to fund such activities, should they arise, with debt and/or equity financing.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operations.  Cash flow from operations totaled $458,602 and $1,406,221 in the first quarters of 2005 and 2004, respectively inclusive of the loss from discontinued operations, net of tax, of $131,453 and $51,316 in the respective periods.

The net cash provided by trade accounts receivable was primarily due to decreased sales in the first quarter of 2005 as compared to the fourth quarter of 2004.  The net cash used by inventory was primarily due to increases in work-in-process and finished goods inventory.  The net cash used by other accrued expenses was due primarily to the reclassification of the second of three required minimum earnout payments to the former parent company of Lippke from noncurrent liabilities to accounts payable.

Cash Flow from Investing Activities

Cash used in investing activities totaled $1,046,176 and $70,943 in the first quarters of 2005 and 2004, respectively.  Purchases of marketable securities, net of maturities, were $937,650 in the first quarter of 2005.  Purchases of property, plant and equipment totaled $58,133 in the first quarter of 2005, primarily for additions of office, manufacturing and laboratory equipment, as compared to $46,610 in the first quarter of 2004.

We had no material commitments for capital expenditures as of March 31, 2005.  We presently do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities consists primarily of the purchase and retirement of common stock and payment of dividends to our shareholders.

During the first three months of 2005 and 2004, we made dividend payments to our shareholders of $373,694 and $351,403, respectively.  During the first quarter of 2004, we also made final dividend payments of $449,087 to the former parent company of Lippke.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $3,200,000 of our common stock at prices not exceeding prevailing market prices at the time of purchase.  There were no repurchases of our common stock during the first quarter of 2005.  As of March 31, 2005, $1,672,034 was remaining in this authorization.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2004 for a summary of our contractual obligations.  Except for the earnout payment paid in connection with the Lippke acquisition, there has been no material change in this information.

Off-Balance Sheet Arrangements

Except for operating leases entered into in the ordinary course of business and customary indemnification obligations under certain of our agreements entered into in the ordinary course of business, we do not have any material off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the following critical accounting policies.  Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made.  Actual results may differ significantly from these estimates under different assumptions or conditions.

Allowance for doubtful accounts and sales returns – This reserve is for accounts receivable balances that are estimated to be uncollectible as well as estimated sales returns.  This reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions.  We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts and sales returns is appropriate, we would record a credit or charge to selling, general, and administrative expense in the period that we made such a determination.  As of March 31, 2005, we had $212,613 reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for excess and obsolete inventories – We perform an analysis to identify inventory shrinkage, and excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence, the gross margin of the product, and the on-hand quantities relative to the sales history of that finished product.  We believe that the results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  Our allowance for excess and obsolete inventories at March 31, 2005 was $617,178.

Recoverability of long-lived assets – We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset.  We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset’s carrying amount.  If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.  During the first quarter of 2005, we incurred a non-cash asset impairment charge of $162,000 relating to equipment and inventory used in our Vaculok vacuum insulated panels business as a result of our decision during the quarter to discontinue the product line. See “Part II – Other Information – Item 5 – Other Information” of this report for a discussion of this charge.  Changes in our business strategies and/or changes in the economic environment in which we operate may result in future impairment charges.

Accrued product warranties – Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Special warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustment if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of March 31, 2005, we had $348,740 accrued related to future estimated warranty claims.

Income taxes – In the preparation of our Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating actual current tax exposures together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

We have significant amounts of deferred tax assets.  Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of its deferred tax assets.  We carried no valuation allowance against our net deferred tax assets at either March 31, 2005 or 2004.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No, 151, Inventory Costs, an amendment of ARB No 43, Chapter 4 (SFAS 151) to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Accordingly, we will adopt SFAS 151 in the fiscal year beginning January 1, 2006.  We are currently in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share–Based Payments (FAS 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  FAS 123(R) supercedes  APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FAS Statement No. 95, Statement of Cash Flows.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure is no longer allowable.  FAS 123(R) is effective at the beginning of the first annual period after June 15, 2005.  We expect to adopt FAS 123(R) on January 1, 2006.  We are currently evaluating the impact of the adoption of FAS 123(R), which will result in additional pre-tax compensation expense in fiscal 2006 for remaining unvested stock options and any future stock option grants.  The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting periods, and the method used to calculate the fair value of the awards, among other things.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our internet website or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions.  We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.  Examples of forward-looking statements in this report include statements regarding our international sales continuing to account for a significant portion of our revenues, our acquisition of Lippke continuing to have a positive impact on our sales in 2005, our allocation of 6% to 8% of our sales to research and development expenses, our expected tax rate for the remaining three quarters of 2005 being in the range of 33% to 35%, our need not to make future capital expenditures to accommodate our current level of operations, the timing of the expected sale of the Vaculok assets, the divestiture of the Vaculok operations allowing us to better concentrate on our core businesses, our expectations regarding future cash expenditures, expenses or write-downs relating to the discontinuation of the Vaculok business, our gas detection and measurement businesses having greater long-term growth and profit potential.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses as well as matters specific to MOCON.  Below are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements.  We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described below, as well as others that we may consider immaterial or do not anticipate at this time.  The following risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

If we acquire businesses in the future, we may experience a decrease in our profit margins, a decrease in our net income, and other adverse consequences.

One of our growth strategies is to supplement our internal growth with the acquisition of businesses and technologies that complement or augment our existing products.  Some of the businesses that we previously acquired have produced net operating losses or low levels of profitability.  For example, the Vaculok vacuum insulated panel business that we acquired in November 2003 financially performed poorly, resulting in our decision to discontinue the product line during the first quarter of 2005. Businesses that we may acquire in the future may be marginally profitable or unprofitable.  We will likely have to successfully change the operations of any companies that we acquire in the future and improve the market penetration of such companies in order to achieve the level of profitability that we desire.  This could result in the diversion of management’s attention from other business concerns.  In addition, acquisitions that we believe will be beneficial to our business and financial results are difficult to identify and complete for a number of reasons, including the competition among prospective buyers.  We may not be able to complete acquisitions in the future and any acquisitions that we do complete may have an adverse effect on our financial performance and liquidity.  It may be necessary for us to raise additional funds either through public or private financing in order to finance any future acquisitions.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us and may dilute the ownership of our existing shareholders.

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

Sales outside the United States accounted for approximately 52% of our revenues for the three months ended March 31, 2005 and approximately 51% of our revenues for the same period in 2004.  We expect that foreign sales will continue to account for a significant portion of our revenues in the future.  Sales to customers in foreign countries are subject to a number of risks, including the following:

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

•                  export licenses, if required, may be difficult to obtain and;

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

The market price of our common stock has been volatile in the past, ranging from a high sales price of $10.20 and a low sales price of $8.98 during the first quarter of 2005, and several factors could cause the price to fluctuate substantially in the future.  These factors include:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating challenges for publicly-held companies including us.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting and our independent registered public accounting firm’s report on that assessment will require the commitment of significant financial and managerial resources.  We currently estimate that Section 404 compliance costs will be approximately $350,000 in 2005, and expect that Section 404 compliance will require significant ongoing financial and managerial resources in 2006 and beyond.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

Substantially all of our marketable securities are at fixed interest rates.  However, virtually all of our marketable securities mature within one year or less; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

Foreign Currency Exchange Risk

Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on our results from operations outside of the United States while a weaker dollar generally has a positive effect.  We currently sell our products and services in United States dollars or the local currency of our foreign subsidiary (Euros).  Accordingly, our foreign operations expose us to foreign currency exchange risk when the Euro currency results of operations are translated to United States dollars.  While we historically have not experienced any material foreign currency translation losses, we may engage in hedging activity in the future to minimize the risk.  Our net investment in foreign subsidiary translated into U.S. dollars is not hedged.  Any changes in foreign currency exchange rates will be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity, and would not impact our net income.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three months ended March 31, 2005 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the three months ended March 31, 2005.  In November 2002, our Board of Directors authorized the repurchase of up to $2,000,000 of our common stock in the open market at prices not exceeding the market price at the time of purchase.  In May 2003, our Board of Directors authorized a $1,200,000 increase in our stock repurchase program, increasing the total to $3,200,000.  As of March 31, 2005, we had repurchased 204,000 shares of MOCON common stock under the program at a total cumulative cost of approximately $1,527,966.  The repurchase program does not have an expiration date and the Board may terminate it at any time.

Item 5. Other Information

On March 31, 2005, we committed to a plan to discontinue production of Vaculok® vacuum insulated panels and exit this product line.  The decision to exit the Vaculok business was the result of its poor financial performance since it was acquired in November 2003 and our plan to concentrate on our core businesses, particularly our gas detection and measurement businesses, which we believe have greater long-term growth and profit potential.

We intend to sell the assets associated with the Vaculok product line and expect a disposition to occur by the end of 2005.  Although we have had discussions with third parties regarding their interest in acquiring the assets, we do not have any acquisition commitments, and can give no assurance that such a sale will occur.

We recorded a pre-tax charge to earnings in the first quarter of 2005, totaling approximately $207,000, to reflect the results of operations and asset impairment write-down associated with the discontinuation of the Vaculok business.  This $207,000 charge included a non-cash asset impairment charge of $162,000 relating to equipment and inventory used in the Vaculok business.  The $207,000 pre-tax charge negatively impacted our first quarter 2005 net income per common share by approximately $0.02 per basic and diluted weighted average common share.  We currently expect to incur no significant cash expenditures, expenses or write-downs in future periods relating to the discontinuation of the Vaculok business.

Item 6.             Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOCON, INC.

Date: May 16, 2005	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 16, 2005	/s/ Dane D. Anderson
Dane D. Anderson
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2005

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