Form 10-Q
period 2005-06-30
MOCON INC
filed 2005-08-15
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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

YES ☐  NO ☒

5,384,083 Common Shares were outstanding as of June 30, 2005.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,924,142	$2,648,879
Marketable securities, current	6,441,235	4,808,840
Trade accounts receivable, less allowance for doubtful accounts of $206,101 in 2005 and $222,040 in 2004	3,685,701	4,297,884
Other receivables	131,604	44,941
Inventories	4,178,346	3,778,376
Prepaid expenses	352,106	362,607
Deferred income taxes	435,864	435,864
Assets of discontinued operations	38,594	221,793
Total current assets	17,187,592	16,599,184

Marketable securities, noncurrent	62,296	231,000

Property, plant and equipment, net of accumulated depreciation of $4,755,322 in 2005 and $4,558,195 in 2004	1,762,011	1,954,998

Other assets:
Software development costs, net of accumulated amortization of $884,121 in 2005 and $766,490 in 2004	122,300	239,931
Goodwill	2,315,774	2,315,774
Technology rights and other intangibles, net	918,325	1,030,847
Other	161,729	143,803
Total other assets	3,518,128	3,730,355

TOTAL ASSETS	$22,530,027	$22,515,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,956,968	$2,107,268
Accrued compensation and vacation	869,365	1,024,958
Other accrued expenses	416,570	457,640
Accrued product warranties	344,192	352,634
Accrued income taxes	66,645	455,718
Dividends payable	376,886	373,694
Total current liabilities	4,030,626	4,771,912

Obligations to former employees	99,683	112,720
Minimum earnout payable	109,529	247,708
Deferred income taxes	149,271	182,651
Total noncurrent liabilities	358,483	543,079

Total liabilities	4,389,109	5,314,991

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,384,083 shares in 2005 and 5,338,489 shares in 2004	538,408	533,849
Capital in excess of par value	465,354	199,705
Retained earnings	17,196,049	16,377,709
Accumulated other comprehensive (loss) income	(58,893)	89,283
Total stockholders’ equity	18,140,918	17,200,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,530,027	$22,515,537

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales:
Products	$5,823,945	$5,573,115	$11,936,032	$10,826,659
Consulting services	558,357	518,719	890,665	980,297
Total sales	6,382,302	6,091,834	12,826,697	11,806,956

Cost of sales:
Products	2,604,607	2,447,412	5,246,187	4,915,415
Consulting services	240,418	261,355	482,038	481,198
Total cost of sales	2,845,025	2,708,767	5,728,225	5,396,613

Gross profit	3,537,277	3,383,067	7,098,472	6,410,343

Selling, general, and administrative expenses	2,074,736	2,034,663	4,157,324	4,154,046

Research and development expenses	397,224	366,057	817,852	707,129

Operating income	1,065,317	982,347	2,123,296	1,549,168

Other income	106,684	51,578	197,889	72,754

Income before income taxes	1,172,001	1,033,925	2,321,185	1,621,922

Income taxes	387,461	351,338	611,021	551,834

Income from continuing operations	784,540	682,587	1,710,164	1,070,088

Loss from discontinued operations, including impairment charge in Q1 2005 of $162,420	(14,961)	(83,117)	(221,974)	(163,929)
Income tax benefit on loss from discontinued operations	5,461	30,338	81,021	59,834
Loss from discontinued operations, net of tax benefit	(9,500)	(52,779)	(140,953)	(104,095)

Net income	$775,040	$629,808	$1,569,211	$965,993

Basic net income per common share:
Income from continuing operations	$0.15	$0.13	$0.32	$0.20
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	(0.02)
Basic net income per common share:	$0.14	$0.12	$0.29	$0.18

Basic weighted average common shares outstanding	5,356,438	5,372,325	5,347,808	5,389,639

Diluted net income per common share:
Income from continuing operations	$0.14	$0.12	$0.31	$0.19
Loss from discontinued operations	(0.00)	(0.00)	(0.03)	(0.01)
Diluted net income per common share:	$0.14	$0.12	$0.28	$0.18

Diluted weighted average common shares outstanding	5,531,082	5,474,899	5,525,538	5,500,785

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,569,211	$965,993
Loss from discontinued operations, net of tax	140,953	104,095
Income from continuing operations	1,710,164	1,070,088
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
(Gain) loss on disposition of long-term assets	(40,286)	1,577
Depreciation and amortization	536,409	687,349
Deferred income taxes	(33,380)	(124,620)
Changes in operating assets and liabilities, net of effect of acquisition in 2004:
Trade accounts receivable	678,278	512,713
Other receivables	(90,202)	(46,777)
Inventories	(454,685)	388,661
Prepaid expenses	9,379	140,435
Accounts payable	(169,680)	168,914
Accrued compensation and vacation	(138,974)	(254,930)
Other accrued expenses	(242,418)	(149,296)
Accrued product warranties	—	9,650
Accrued income taxes	(388,603)	(44,833)
Net cash provided by operating activities of continuing operations	1,376,002	2,358,931

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	—	(468,683)
Purchases of marketable securities	(3,995,079)	(1,765,104)
Proceeds from sales or maturities of marketable securities	2,530,218	1,916,907
Purchases of property and equipment	(144,563)	(191,793)
Proceeds from sale of fixed assets	96,073	—
Purchases of patents and trademarks	(26,154)	(26,075)
Other	(17,926)	(3,498)
Net cash used in investing activities of continuing operations	(1,557,431)	(538,246)

Cash flows from financing activities:
Proceeds from the exercise of stock options	270,208	84,866
Purchases and retirement of common stock	—	(900,360)
Dividends paid to former parent company of Paul Lippke Handels	—	(449,087)
Dividends paid to MOCON shareholders	(747,678)	(703,204)
Net cash used in financing activities of continuing operations	(477,470)	(1,967,785)

Net cash provided by (used in) discontinued operations	27,904	(134,773)

Effect of exchange rate changes on cash and cash equivalents	(93,742)	(3,198)

Net decrease in cash and cash equivalents	(724,737)	(285,071)

Cash and cash equivalents:
Beginning of period	2,648,879	1,399,837
End of period	$1,924,142	$1,114,766

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$703,725	$661,318

Supplemental schedule of noncash investing and financing activities:
Unrealized holding loss on available-for-sale securities	$(1,170)	$(5,291)
Dividends accrued	376,886	346,908

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005, and for all periods presented, have been made.  The results of operations for the three- and six-month period ended June 30, 2005 are not necessarily indicative of operating results for the full year.

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

We have adopted the disclosure-only provisions for employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation.  These provisions require us to show, on a pro forma basis, our net income and income per common share as if we had recorded an expense for our stock options at the time of grant.  Other than disclosure in this footnote, we do not use these pro forma results for any purpose.  No stock options were granted during the three- and six-month periods ended June 30, 2005 and 2004.

Had we recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS No. 123, our net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income – as reported	$775,040	$629,808	$1,569,211	$965,993
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,892)	(39,294)	(56,721)	(80,178)
Net income – pro forma	$747,148	$590,514	$1,512,490	$885,815

Net income per common share – as reported:
Basic	$0.14	$0.12	$0.29	$0.18
Diluted	$0.14	$0.12	$0.28	$0.18
Net income per common share – pro forma:
Basic	$0.14	$0.11	$0.28	$0.16
Diluted	$0.14	$0.11	$0.27	$0.16

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

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note 2 – Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Finished products	$708,456	$717,507
Work-in-process	1,694,678	1,395,364
Raw materials	1,775,212	1,665,505
	$4,178,346	$3,778,376

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three- and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted shares of common stock outstanding – basic	5,356,438	5,372,325	5,347,808	5,389,639
Weighted shares of common stock assumed upon exercise of stock options	174,644	102,574	177,730	111,146
Weighted shares of common stock outstanding – diluted	5,531,082	5,474,899	5,525,538	5,500,785

Note 4 – Goodwill and Intangible Assets

As of June 30, 2005 and December 31, 2004, unamortized goodwill amounted to $2,315,774.  Other identifiable intangible assets are as follows:

	As of June 30, 2005
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$573,457	$231,290	$342,167	10 to 17 years
Trademarks and trade names	393,460	126,410	267,050	5 to 17 years
Technology rights	184,008	133,625	50,383	7 to 10 years
Other intangibles	715,043	456,318	258,725	Less than 1 year to 5 years
	$1,865,968	$947,643	$918,325

	As of December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$548,748	$221,288	$327,460	10 to 17 years
Trademarks and trade names	392,015	90,413	301,602	5 to 17 years
Technology rights	184,008	120,481	63,527	7 to 10 years
Other intangibles	715,043	376,785	338,258	Less than 1 year to 5 years
	$1,839,814	$808,967	$1,030,847

Total amortization expense for the three and six months ended June 30, 2005 was $73,529 and $147,216, respectively.  Estimated amortization expense for the remainder of 2005 and each of the four succeeding fiscal years based on the intangible assets as of June 30, 2005 is as follows:

Estimated Expense
2005	$145,527
2006	$279,384
2007	$162,608
2008	$105,897
2009	$43,196

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.  At June 30, 2005 and June 30, 2004, this resulted in a net cumulative unrealized loss of $3,930 and $2,073, respectively, within stockholders’ equity.

Note 6 – Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$775,040	$629,808	$1,569,211	$965,993
Foreign currency translation adjustment	(88,321)	(3,256)	(147,006)	(13,346)
Net unrealized gain (loss) on marketable securities	2,695	(5,286)	(1,170)	(5,291)
Comprehensive income	$689,414	$621,266	$1,421,035	$947,356

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

Warranty provisions and claims for the six-month periods ended June 30, 2005 and 2004 were as follows:

	Six Months Ended June 30,
	2005	2004
Beginning balance	$352,634	$279,639
Warranty provisions	145,178	212,900
Warranty claims	(153,620)	(157,327)
Ending balance	$344,192	$335,212

Note 8 – Subsequent Event

In July 2005, we sold substantially all of the assets used in our discontinued Vaculok product line.  As previously reported in the first quarter, the decision had been made to cease production of Vaculok vacuum insulated panels and exit the product line.

Pursuant to the sale agreement, we received an up-front payment of $125,000, along with the right to receive up to an additional $60,000 upon the occurrence of certain post-closing events.  As a result of the sale, we expect to recognize a pre-tax gain of approximately $95,000 in the third quarter ended September 30, 2005.  After tax, we expect to recognize a gain of approximately $60,000, or $0.01 per diluted share, which will be reported in the discontinued operations section of the condensed consolidated statements of income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed below under the caption “Forward-Looking Statements.”  The following discussion of the results of operations and financial condition of MOCON should be read in conjunction with our condensed consolidated financial statements and the related notes thereto.

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

Prior to 1998, we expanded our business primarily through internally developing new products and technologies, acquiring product lines and technology, and licensing products and technology.  Since 1998, we have supplemented our internal growth through several acquisitions that have provided us with additional technologies, products and product development expertise.

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels GmbH Prozess- und Laborsysteme (Lippke), which is located in Germany.  Lippke had been the primary distributor of our products in Europe for approximately thirty years, and also served in the capacity of distributor or agent for several companies in addition to MOCON.  The acquisition of Lippke provides us with a direct presence in Europe, which we plan to leverage to benefit many of our product and service offerings.  We acquired all of the shares of Lippke for a base purchase price of $802,688.  In addition, based on Lippke’s 2004 net profits, we made an earnout payment to Lippke’s former parent company of $549,257 near the end of the first quarter of 2005 and are obligated to make two future earnout payments based on the shared net profits of Lippke in the years 2005 and 2006, with a minimum payment amount of 100,000 euros ($120,660 at June 30, 2005) per year, and no maximum.  It is anticipated that these earnout payments will be made to the former parent company of Lippke at or near the end of the first quarters of 2006 and 2007.

We have three primary operating locations in the United States – Minnesota, Colorado, and Texas – and one in Germany.  We primarily use a direct sales force to market our products and services in the United States, Canada and Germany and use a network of independent representatives to market and service our products and services in other foreign countries.  Our international sales have historically accounted for a significant portion of our revenues and we expect this trend to continue for the foreseeable future, especially as a result of our acquisition of Lippke, which thus far has had, and is expected to continue to have, a positive impact on our sales in 2005.

Overall Summary of Financial Results for Second Quarter and First Half of 2005

Sales for the second quarter of 2005 were $6,382,302 an increase of 5% compared to $6,091,834 for the second quarter of 2004.  The increase is primarily the result of increased sales of our headspace analyzer products, gas analyzer products, and weighing and pharmaceutical products, offset by a decrease in permeation products and services sales.  Net income was $775,040, a 23% increase compared to $629,808 in the second quarter of 2004.  Net income per diluted share was $0.14 in the second quarter of 2005, a 17% increase compared to $0.12 for the same period in 2004.

Six-month sales increased 9% to $12,826,697 compared to $11,806,956 for the first six months of 2004.  The increase is primarily the result of increased sales of our gas analyzer, headspace analyzer, leak detection, and weighing and pharmaceutical products.  Net income and net income per diluted share were $1,569,211 and $0.28, respectively, for the first half of 2005, up 62% and 56% compared to $965,993 and $0.18 during the same period in 2004.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three- and six-month periods ended June 30, 2005, and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	100.0	100.0	100.0	100.0
Cost of sales	44.6	44.5	44.7	45.7
Gross profit	55.4	55.5	55.3	54.3
Selling, general, and administrative expenses	32.5	33.4	32.4	35.2
Research and development expenses	6.2	6.0	6.4	6.0
Operating income	16.7	16.1	16.5	13.1
Other income	1.6	0.9	1.6	0.6
Income before income taxes	18.3	17.0	18.1	13.7
Income taxes	6.1	5.8	4.8	4.6
Income from continuing operations	12.2	11.2	13.3	9.1
Loss from discontinued operations	(0.2)	(1.4)	(1.7)	(1.4)
Income tax benefit on loss from disc. operations	0.1	0.5	0.6	0.5
Loss from discontinued operations, net of tax benefit	(0.1)	(0.9)	(1.1)	(0.9)
Net income	12.1	10.3	12.2	8.2

Sales

Sales for the second quarter of 2005 were $6,382,302, up 5% compared to $6,091,834 for the same period in 2004.  On a product line basis, this increase was primarily due to increased domestic sales of our permeation, gas analyzer, headspace and weighing and pharmaceutical products, offset somewhat by decreases in the foreign sales of our permeation products and foreign sales of our sample preparation products.  Year-to-date sales were $12,826,697, up 9% compared to $11,806,956 for the same period in 2004.  The increase was primarily due to increased domestic sales of our permeation, gas analyzer, headspace analyzer, leak detection and weighing and pharmaceutical products, offset somewhat by decreases in the foreign sales of our permeation products, the domestic and foreign sales of our sample preparation products and the domestic sales of our consulting and analytical services.  All of these sales increases were generally the result of increased demand.  There were no significant price increases.

The following table summarizes total sales by product line for the three- and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Permeation Products and Services	$3,495,579	$3,821,224	$7,333,911	$7,169,695
Gas, Headspace, and Other Analyzer Products	2,436,760	1,631,524	4,587,472	3,342,014
Other	449,963	639,086	905,314	1,295,247
Total sales	$6,382,302	$6,091,834	$12,826,697	$11,806,956

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Domestic sales	$3,432,697	$2,428,351	$6,537,499	$5,223,892
Foreign sales:
Western Europe	1,484,786	1,765,261	3,001,586	3,317,320
Asia	1,042,189	1,076,157	2,429,186	1,918,115
Other	422,630	822,065	858,426	1,347,629
Total foreign sales	2,949,605	3,663,483	6,289,198	6,583,064
Total sales	$6,382,302	$6,091,834	$12,826,697	$11,806,956

Sales of our permeation products and services which accounted for approximately 55% and 63% of our consolidated second quarter sales in 2005 and 2004, respectively, decreased 9% during the second quarter of 2005 compared to the same period in 2004.  This was due primarily to decreased sales into Western European and other foreign markets as a result of decreased demand, which we believe was primarily due to weaknesses in some of these economies, offset somewhat by an increase in sales to a stronger domestic market.  Sales of our gas, headspace, and other analyzer products  which accounted for 38% and 27% of our consolidated second quarter sales in 2005 and 2004, respectively, increased 49% during the second quarter of 2005 compared to the same period in 2004. Within this group, headspace analyzer, gas analyzer and weighing and pharmaceutical products increased 84%, 33% and 82%, respectively.  This increase was mostly due to an increase in sales to our domestic markets.

For the six-month periods, sales of our permeation products and services, which accounted for approximately 57% and 61% of our consolidated sales in 2005 and 2004, respectively, increased 2%.  This increase was due primarily to an increase in sales to our domestic markets, offset somewhat by a decrease in sales to our Western European and other foreign markets.  Sales of our gas, headspace, and other analyzer products, which accounted for 36% and 28% of our consolidated six-month sales in 2005 and 2004, respectively, increased 26%.   Within this group, gas analyzer, headspace analyzer, leak detection and weighing and pharmaceutical products increased 26%, 43%, 49% and 60% respectively.  These increases were due mostly to sales in our domestic markets.

On a geographical basis, total foreign sales, which accounted for 46% and 60% of our consolidated second quarter sales in 2005 and 2004, respectively, were down 19% during the second quarter of 2005 compared to the same period in 2004. This decrease was due primarily to a 28% decrease in sales of permeation products to our Western European and other foreign markets.  Total domestic sales accounted for 54% and 40% of our consolidated second quarter sales in 2005 and 2004, respectively, and were up 41%.  This domestic sales increase was primarily due to increased sales of permeation, gas analyzer and headspace analyzer products.

Total foreign sales, which accounted for 49% and 56% of our consolidated sales during the first six month of 2005 and 2004, respectively, were down 4% during the first six months of  2005 compared to the same period in 2004.  This decrease was due primarily to decreased sales of our permeation and sample preparation products, offset partially by an increase in leak detection products.  Total domestic sales accounted for 51% and 44% of our consolidated sales during the first six months in 2005 and 2004, respectively, and were up 25% during the first six months of 2005 compared to the same period in 2004.  This domestic sales increase was primarily due to increased sales of permeation, gas analyzer, and headspace analyzer products.

Gross Profit

Our gross profit margins were consistent at 55.4% and 55.5% for the second quarters ended June 30, 2005 and 2004, respectively.  The gross profit margin for our consulting services was 56.9% for the quarter ended June 30, 2005, compared to 49.6% for the same period in 2004.  This increase was primarily due to decreased headcount in the second quarter of 2005 as compared to 2004.

Our gross profit margins for the six-month periods ended June 30, 2005 and 2004 were 55.3% and 54.3%, respectively.  The slightly lower margin for the previous period was primarily due to costs related to the acquisition of Lippke, including the write-off of costs assigned to finished goods inventory under purchase accounting rules, costs associated with the relocation of our Lab Connections subsidiary to Texas in the first quarter of 2004, and additional costs associated with moving a portion of our Baseline subsidiary’s manufacturing to Minneapolis, Minnesota.  The gross profit margin for our consulting services was 45.9% and 50.9%, respectively, for the six-month periods ended June 30, 2005 and June 30, 2004.  This decrease was primarily due to higher overall headcount and higher maintenance and supply expenses in the first half of 2005, as compared to the first half of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the second quarter of 2005 were $2,074,736, or 32.5% of sales, compared to $2,034,663, or 33.4% of sales in the second quarter of 2004.  The percentage decrease in SG&A expenses was primarily due to decreased sales expenses, including costs in the second quarter of 2004 associated with the acquisition of Lippke, including amortization related to various purchased intangibles of $44,000, which did not reoccur in the second quarter of 2005, and also to lower headcount and marketing costs in 2005, offset by an increase in general and administrative expenses, primarily related to recently enacted changes in securities laws and regulations.

Selling, general and administrative (SG&A) expenses in the first six months of 2005 were $4,157,324, or 32.4% of sales, compared to $4,154,046, or 35.2% of sales in the same period of 2004.  The percentage decrease in SG&A expenses was primarily due to decreased sales expenses, including costs in the first half of 2004 associated with the acquisition of Lippke, including amortization of $61,000 related to purchased backlog and $88,000 related to various purchased intangibles, which did not reoccur in the first half of 2005, and also to lower headcount and marketing costs in 2005, offset by an increase in general and administrative expenses, primarily related to recently enacted changes in securities laws and regulations.

Research and Development Expenses

Research and development (R&D) expenses were $397,224, or approximately 6.2% of sales, in the second quarter of 2005, compared to $366,057, or approximately 6.0% of sales, in the same period of 2004.  For the first six months of 2005,  R&D expenses were $817,852, or 6.4% of sales, compared to $707,129, or 6.0% of sales, for the first six months of 2004.  This planned increase in R&D expenditures is considered necessary to develop new products to expand in our niche markets.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the three months ended June 30, 2005 consisted of interest income of $45,303, gain on foreign currency exchange of $15,432, gain on sale of fixed assets of $41,898, and other income of $4,051.  Other income for the six months ended June 30, 2005 consisted of interest income of $83,230, gain on foreign currency exchange of $57,001, gain on sale of fixed assets of $41,898, and other income of $15,760.  Interest income increased from $52,112 for the six months ended June 30, 2004, primarily due to higher average yields on higher cash balances.

Income Tax Expense

Our provision for income taxes from continuing operations was 33.1% of income before income taxes for the three months ended June 30, 2005, compared to 34.0% of income before income taxes for the three months ended June 30, 2004.  The slightly lower rate for the most recent period was  primarily due to a newly enacted tax law which was effective January 1, 2005.

Our provision for income taxes from continuing operations was 26.3% of income before income taxes for the six months ended June 30, 2005, compared to 34.0% of income before income taxes for the six months ended June 30, 2004. The rate for the first half of 2005 was favorably impacted by the finalization of an Internal Revenue Service examination which reduced income tax expense by approximately $156,000 in the first quarter of 2005 as well as benefiting from the newly enacted tax law.  Based on current operating conditions and income tax laws, we expect the tax rate for the remaining two quarters of 2005 to be in the range of 33% to 35%.

Net Income

Net income was $775,040 in the second quarter of 2005, compared to $629,808 in the second quarter of 2004.  Diluted net income per share was $0.14 per share in the second quarter of 2005 compared to $0.12 per share in the second quarter of 2004.  For the six months ended June 30, 2005, net income was $1,569,211, or $0.28 per diluted share, compared to net income of $965,993, or $0.18 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations and capital equipment requirements through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $738,954 during the first six months of 2005 to $8,427,673 as of June 30, 2005, compared to $7,688,719 at December 31, 2004 due in part to a significant reduction in trade accounts receivable as well as the exercise of stock options.  Our working capital as of June 30, 2005 increased $1,329,694 to $13,156,966 for the six-month period, as compared to $11,827,272 at December 31, 2004.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments, stock repurchases, and required earnout payments to the former parent company of Lippke, for at least the next twelve months.  However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies.  We may need to fund such activities, should they arise, with debt and/or equity financing.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operations.  Cash flow from operations totaled $1,376,002 and $2,358,931 in the first six months of 2005 and 2004, respectively.  The net cash provided by trade accounts receivable was primarily due to decreased sales in the second quarter of 2005 as compared to the fourth quarter of 2004.  The net cash used for inventory was primarily due to increases in work-in-process inventory. The net cash used by other accrued expenses was due primarily to the reclassification of the second of three required minimum earnout payments to the former parent company of Lippke from noncurrent liabilities.  The net cash used by income taxes was due primarily to income tax payments made during the first six months of 2005.

Cash Flow from Investing Activities

Cash used in investing activities totaled $1,557,431 and $538,246 in the first six months of 2005 and 2004, respectively.  Purchases of marketable securities, net of maturities, were $1,464,861 in the first half of 2005.  Purchases of property, plant and equipment totaled $144,563 in the first half of 2005, primarily for additions of office, manufacturing and laboratory equipment, as compared to $191,793 in the first half of 2004.

As part of the purchase price for the acquisition of Lippke in 2004, we were obligated to make three future earnout payments to Lippke’s former parent company based on the shared net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum earnout payment amount of 100,000 euros per year, and no maximum. The present value of these future minimum earnout payments was included in cash paid in acquisitions, net of cash acquired, in the investing activities section of our consolidated statements of cash flows, at the time of the acquisition.  Actual earnout amounts due in excess of the minimums, if any, will be reflected as an increase in cash paid in acquisitions, net of cash acquired, in the investing section of our consolidated statements of cash flows, in the fourth quarters of 2004, 2005 and 2006 respectively, when the actual earnout amount is calculated, and the related additional liability is accrued.  The earnout payment related to the 2004 net profits was made in the first quarter of 2005, and it is anticipated that the remaining two earnout payments will be made in the first quarters of 2006 and 2007, respectively.

We had no material commitments for capital expenditures as of June 30, 2005.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities consists primarily of the payment of dividends to our shareholders.  During the first six months of 2005 and 2004, we made dividend payments to our shareholders of $747,678 and $703,204, respectively.

A final dividend payment was also made to Lippke’s former parent company in the first quarter of 2004 totaling $449,087.  This payment was for 2003 profits earned by Lippke prior to the acquisition, was paid by Lippke to its former parent company as a dividend in 2004, and has accordingly been reflected in the financing activities section of our consolidated statements of cash flows as a dividend payment to former owners.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $3,200,000 of our common stock at prices not exceeding prevailing market prices at the time of purchase.  There were no repurchases of our common stock during the second quarter of 2005.  As of June 30, 2005, $1,672,034 was remaining in this authorization.

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

Allowance for doubtful accounts and sales returns – This reserve is for accounts receivable balances that are estimated to be uncollectible as well as estimated sales returns.  This reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions.  We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts and sales returns is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of June 30, 2005, we had $206,101 reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for excess and obsolete inventories – We perform an analysis to identify inventory shrinkage, and excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence, the gross margin of the product, and the on-hand quantities relative to the sales history of that finished product.  We believe that the operating results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  Our allowance for excess and obsolete inventories at June 30, 2005 was $728,869.

Recoverability of long-lived assets – We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset.  We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset’s carrying amount.  If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.  During the first quarter of 2005, we incurred a non-cash asset impairment charge of $162,000 relating to equipment and inventory used in our Vaculok vacuum insulated panels business as a result of our decision during that quarter to discontinue the product line.  Changes in our business strategies and/or changes in the economic environment in which we operate may result in future impairment charges.

Accrued product warranties – Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Special warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustment if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of June 30, 2005, we had $344,192 accrued related to future estimated warranty claims.

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

We have significant amounts of deferred tax assets.  Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of its deferred tax assets.  We carried no valuation allowance against our net deferred tax assets at either June 30, 2005 or 2004.

New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and SFAS No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively,  Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154.  SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005.  Adoption of SFAS 154 is not expected to have a material effect on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No 43, Chapter 4 (SFAS 151) to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Accordingly, we will adopt SFAS 151 in the fiscal year beginning January 1, 2006.  Adoption of SFAS 151 is not expected to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share–Based Payments (FAS 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  FAS 123(R) supercedes  APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FAS Statement No. 95, Statement of Cash Flows.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure is no longer allowable.  FAS 123(R) is effective at the beginning of the first  annual period after June 15, 2005.  We expect to adopt FAS 123(R) on January 1, 2006.  We are currently evaluating the impact of the adoption of FAS 123(R), which will result in additional pre-tax compensation expense in fiscal 2006 for remaining unvested stock options and any future stock option grants.  The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting periods, and the method used to calculate the fair value of the awards, among other things.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created by those statutes.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our internet website or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions.  We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.  Examples of forward-looking statements in this report include, but are not limited to, statements regarding our international sales continuing to account for a significant portion of our revenues, our acquisition of Lippke continuing to have a positive impact on our sales in 2005, our expected Section 404 compliance costs and increased general and administrative expenses associated with the Sarbanes-Oxley Act of 2002 and other securities and corporate governance rules and regulations compliance, our allocation of 6% to 8% of our sales to research and development expenses, our expected tax rate for the remaining two quarters of 2005 being in the range of 33% to 35%, our need not to make future capital expenditures to accommodate our current level of operations, and our expectations regarding future cash expenditures.

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

Sales outside the United States accounted for approximately 46% of our sales for the three months ended June 30, 2005 and approximately 60% of our sales for the same period in 2004.  We expect that foreign sales will continue to account for a significant portion of our sales in the future.  Sales to customers in foreign countries are subject to a number of risks, including the following:

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

The market price of our common stock has been volatile in the past, ranging from a high sales price of $10.43 and a low sales price of $8.76 during the second quarter of 2005, and several factors could cause the price to fluctuate substantially in the future.  These factors include:

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

Recently enacted and future changes in securities laws and regulations have increased and are likely to continue to increase our costs.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating challenges for publicly-held companies including us.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting and our independent registered public accounting firm’s report on that assessment will require the commitment of significant financial and managerial resources.  We currently estimate that Section 404 compliance costs will be approximately $250,000 in 2005, and expect that Section 404 compliance will require significant ongoing financial and managerial resources in 2006 and beyond.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

Substantially all of our marketable securities are at fixed interest rates and virtually all of our marketable securities mature within one year or less; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three months ended June 30, 2005 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the three months ended June 30, 2005.  In November 2002, our Board of Directors authorized the repurchase of up to $2,000,000 of our common stock in the open market at prices not exceeding the market price at the time of purchase.  In May 2003, our Board of Directors authorized a $1,200,000 increase in our stock repurchase program, increasing the total to $3,200,000.  As of June 30, 2005, we had repurchased 204,000 shares of MOCON common stock under the program at a total cumulative cost of approximately $1,527,966.  The repurchase program does not have an expiration date and the Board may terminate it at any time.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of MOCON, Inc. on May 17, 2005, the nominees for election as directors of the company were elected without opposition as follows:

Director-Nominee	Votes For	Votes Withheld/Against

Robert L. Demorest	4,894,529	39,052
Dean B. Chenoweth	4,869,157	64,424
J. Leonard Frame	4,892,579	41,002
Richard A. Proulx	4,892,216	41,365
Tom C. Thomas	4,894,129	39,452
Ronald A. Meyer	4,876,329	57,252
Daniel W. Mayer	4,894,529	39,052

The proposal to ratify the selection of KPMG LLP as the independent auditors for the fiscal year ending December 31, 2005 was adopted as follows:

For the proposal:	4,902,969 shares
Against the proposal:	16,187 shares
Abstaining:	14,425 shares

We received no broker non-votes with respect to the above proposals.

Item 6.             Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOCON, INC.

Date: August 15, 2005	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 15, 2005	/s/ Dane D. Anderson
Dane D. Anderson
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2005

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith