Form 10-Q
period 2005-09-30
MOCON INC
filed 2005-11-14
CIK 67279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005

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

YES ☐ NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO  ☒

5,395,146 Common Shares were outstanding as of October 31, 2005.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2005

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and it subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,883,535	$2,648,879
Marketable securities, current	6,116,668	4,808,840
Trade accounts receivable, less allowance for doubtful accounts of $209,495 in 2005 and $222,040 in 2004	2,994,251	4,297,884
Other receivables	137,001	44,941
Inventories	4,238,477	3,778,376
Prepaid expenses	420,966	362,607
Deferred income taxes	435,864	435,864
Assets of discontinued operations	—	221,793
Total current assets	17,226,762	16,599,184

Marketable securities, noncurrent	284,081	231,000

Property, plant and equipment, net of accumulated depreciation of $4,664,010 in 2005 and $4,558,195 in 2004	1,645,003	1,954,998

Other assets:
Software development costs, net of accumulated amortization of $926,649 in 2005 and $766,490 in 2004	79,772	239,931
Goodwill	2,315,774	2,315,774
Technology rights and other intangibles, net	851,752	1,030,847
Other	163,419	143,803
Total other assets	3,410,717	3,730,355

TOTAL ASSETS	$22,566,563	$22,515,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,497,600	$2,107,268
Accrued compensation and vacation	854,605	1,024,958
Other accrued expenses	487,296	457,640
Accrued product warranties	344,096	352,634
Accrued income taxes	240,823	455,718
Dividends payable	377,660	373,694
Total current liabilities	3,802,080	4,771,912

Obligations to former employees	99,535	112,720
Minimum earnout payable	109,366	247,708
Deferred income taxes	132,581	182,651
Total noncurrent liabilities	341,482	543,079

Total liabilities	4,143,562	5,314,991

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,395,146 shares in 2005 and 5,338,489 shares in 2004	539,515	533,849
Capital in excess of par value	535,179	199,705
Retained earnings	17,412,332	16,377,709
Accumulated other comprehensive (loss) income	(64,025)	89,283
Total stockholders’ equity	18,423,001	17,200,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,566,563	$22,515,537

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales:
Products	$5,187,526	$5,891,612	$17,123,558	$16,718,271
Consulting services	482,630	458,388	1,373,295	1,438,685
Total sales	5,670,156	6,350,000	18,496,853	18,156,956

Cost of sales:
Products	2,188,766	2,608,024	7,434,953	7,523,439
Consulting services	260,105	243,243	742,143	724,441
Total cost of sales	2,448,871	2,851,267	8,177,096	8,247,880

Gross profit	3,221,285	3,498,733	10,319,757	9,909,076

Selling, general, and administrative expenses	1,978,839	2,036,701	6,136,163	6,190,747

Research and development expenses	434,550	293,474	1,252,402	1,000,603

Operating income	807,896	1,168,558	2,931,192	2,717,726

Other income	61,973	38,296	259,862	111,050

Income before income taxes	869,869	1,206,854	3,191,054	2,828,776

Income taxes	309,606	410,867	920,627	962,701

Income from continuing operations	560,263	795,987	2,270,427	1,866,075

Gain (loss) from discontinued operations	53,134	(106,485)	(168,840)	(270,414)
Income tax (expense) benefit from discontinued operations	(19,394)	38,867	61,627	98,701
Gain (loss) from discontinued operations, net of tax	33,740	(67,618)	(107,213)	(171,713)

Net income	$594,003	$728,369	$2,163,214	$1,694,362

Basic net income per common share:
Income from continuing operations	$0.10	$0.15	$0.42	$0.35
Gain (loss) from discontinued operations	0.01	(0.01)	(0.02)	(0.03)
Basic net income per common share:	$0.11	$0.14	$0.40	$0.32

Basic weighted average common shares outstanding	5,387,771	5,306,831	5,361,129	5,362,036

Diluted net income per common share:
Income from continuing operations	$0.10	$0.14	$0.41	$0.34
Gain (loss) from discontinued operations	0.01	(0.01)	(0.02)	(0.03)
Diluted net income per common share:	$0.11	$0.13	$0.39	$0.31

Diluted weighted average common shares outstanding	5,554,657	5,418,440	5,535,244	5,473,336

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,163,214	$1,694,362
Loss from discontinued operations, net of tax	107,213	171,713
Income from continuing operations	2,270,427	1,866,075
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
(Gain) loss on disposition of long-term assets	(22,412)	2,212
Depreciation and amortization	758,292	1,026,738
Deferred income taxes	(50,070)	(162,165)
Changes in operating assets and liabilities, net of effect of acquisition in 2004:
Trade accounts receivable	1,380,134	299,768
Other receivables	(94,118)	(57,954)
Inventories	(513,472)	417,456
Prepaid expenses	(60,577)	(73,795)
Accounts payable	(644,498)	353,109
Accrued compensation and vacation	(150,050)	(153,244)
Other accrued expenses	(154,591)	(177,975)
Accrued product warranties	—	14,989
Accrued income taxes	(214,322)	8,583
Net cash provided by operating activities of continuing operations	2,504,743	3,363,797

Cash flows from investing activities:
Cash paid in acquisitions, net of cash acquired	—	(468,684)
Purchases of marketable securities	(5,249,050)	(2,923,966)
Proceeds from sales or maturities of marketable securities	3,886,120	3,629,530
Purchases of property and equipment	(166,482)	(269,876)
Proceeds from sale of fixed assets	94,415	—
Purchases of patents and trademarks	(30,755)	(29,513)
Other	(19,616)	(5,065)
Net cash used in investing activities of continuing operations	(1,485,368)	(67,574)

Cash flows from financing activities:
Proceeds from the exercise of stock options	341,140	95,263
Purchases and retirement of common stock	—	(900,360)
Dividends paid to former parent company of Paul Lippke Handels	—	(449,087)
Dividends paid to MOCON shareholders	(1,124,625)	(1,048,132)
Net cash used in financing activities of continuing operations	(783,485)	(2,302,316)

Net cash provided by (used in) discontinued operations	114,580	(154,554)

Effect of exchange rate changes on cash and cash equivalents	(115,814)	5,957

Net increase in cash and cash equivalents	234,656	845,310

Cash and cash equivalents:
Beginning of period	2,648,879	1,399,837
End of period	$2,883,535	$2,245,147

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,123,173	$1,124,823

Supplemental schedule of noncash investing and financing activities:
Unrealized holding loss on available-for-sale securities	$(2,021)	$(4,515)
Dividends accrued	377,660	344,970

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005, and for all periods presented, have been made.  The results of operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of operating results for the full year.

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

We have adopted the disclosure-only provisions for employee stock-based compensation and the fair-value method for nonemployee stock-based compensation of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation.  These provisions require us to show, on a pro forma basis, our net income and income per common share as if we had recorded an expense for our stock options at the time of grant.  Other than disclosure in this footnote, we do not use these pro forma results for any purpose.  No stock options were granted during the three- and nine-month periods ended September 30, 2005 and 2004.

Had we recorded compensation cost based on the estimated fair value on the date of grant, as defined by SFAS No. 123, our net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income – as reported	$594,003	$728,369	$2,163,214	$1,694,362

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,414)	(38,200)	(84,135)	(118,378)
Net income – pro forma	$566,589	$690,169	$2,079,079	$1,575,984

Net income per common share – as reported:
Basic	$0.11	$0.14	$0.40	$0.32
Diluted	$0.11	$0.13	$0.39	$0.31
Net income per common share – pro forma:
Basic	$0.11	$0.13	$0.39	$0.29
Diluted	$0.10	$0.13	$0.38	$0.29

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (FAS 123(R)), which is a revision of SFAS No.123 and supersedes Opinion 25.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  FAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005.  We expect to adopt FAS 123(R) on January 1, 2006.  The ultimate amount of increased compensation expense will be dependent on the number of options granted, their timing and vesting periods, and the method used to calculate the fair value of the awards, among other things.

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note 2 – Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Finished products	$711,993	$717,507
Work-in-process	1,791,588	1,395,364
Raw materials	1,734,896	1,665,505
	$4,238,477	$3,778,376

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three- and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted shares of common stock outstanding – basic	5,387,771	5,306,831	5,361,129	5,362,036
Weighted shares of common stock assumed upon exercise of stock options	166,886	111,609	174,115	111,300
Weighted shares of common stock outstanding – diluted	5,554,657	5,418,440	5,535,244	5,473,336

Note 4 – Goodwill and Intangible Assets

As of September 30, 2005 and December 31, 2004, unamortized goodwill amounted to $2,315,774.  Other identifiable intangible assets are as follows:

	As of September 30, 2005
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$580,299	$240,530	$339,769	10 to 17 years
Trademarks and trade names	391,218	142,005	249,213	5 to 17 years
Technology rights	184,008	140,197	43,811	7 to 10 years
Other intangibles	715,043	496,084	218,959	Less than 1 year to 5 years
	$1,870,568	$1,018,816	$851,752

	As of December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$548,748	$221,288	$327,460	10 to 17 years
Trademarks and trade names	392,015	90,413	301,602	5 to 17 years
Technology rights	184,008	120,481	63,527	7 to 10 years
Other intangibles	715,043	376,785	338,258	Less than 1 year to 5 years
	$1,839,814	$808,967	$1,030,847

Total amortization expense for the three and nine months ended September 30, 2005 was $73,655 and $220,871, respectively.  Estimated amortization expense for the remainder of 2005 and each of the four succeeding fiscal years based on the intangible assets as of September 30, 2005 is as follows:

Estimated Expense
2005	$72,637
2006	$280,148
2007	$163,372
2008	$106,661
2009	$43,960

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.  At September 30, 2005 and September 30, 2004, this resulted in a net cumulative unrealized loss of $4,781 and $1,297, respectively, within stockholders’ equity.

Note 6 – Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$594,003	$728,369	$2,163,214	$1,694,362
Foreign currency translation adjustment	(4,281)	12,495	(151,287)	(851)
Net unrealized (loss) gain on marketable securities	(851)	776	(2,021)	(4,515)
Comprehensive income	$588,871	$741,640	$2,009,906	$1,688,996

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

Warranty provisions and claims for the nine-month periods ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004
Beginning balance	$352,634	$279,639
Warranty provisions	204,045	306,040
Warranty claims	(212,583)	(244,193)
Ending balance	$344,096	$341,486

Note 8 – Discontinued Operations

In July 2005, we sold substantially all of the assets used in our discontinued Vaculok product line.  As previously reported in the first quarter of 2005, the decision had been made to cease production of Vaculok vacuum insulated panels and exit the product line.

Pursuant to the sale agreement, we received an up-front payment of $125,000, along with the right to receive up to an additional $60,000 upon the occurrence of certain post-closing events.  As a result of the sale, we recognized a pre-tax gain of approximately $69,000 in the third quarter ended September 30, 2005.  When combined with additional operating expenses, this produced a pre-tax gain of $53,134 which is reported in the discontinued operations section of the condensed consolidated statements of income.  After tax, we recognized a gain of approximately $34,000, or $0.01 per diluted share,  in the third quarter of 2005.

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

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels GmbH Prozess- und Laborsysteme (Lippke), which is located in Germany.  Lippke had been the primary distributor of our products in Europe for approximately thirty years, and also served in the capacity of distributor or agent for several companies in addition to MOCON.  The acquisition of Lippke provides us with a direct presence in Europe, which we plan to leverage to benefit many of our product and service offerings.  We acquired all of the shares of Lippke for a base purchase price of $802,688.  In addition, based on Lippke’s 2004 net profits, we made an earnout payment to Lippke’s former parent company of $549,257 near the end of the first quarter of 2005 and are obligated to make two future earnout payments based on the shared net profits of Lippke in the years 2005 and 2006, with a minimum payment amount of 100,000 euros ($120,480 at September 30, 2005) per year, and no maximum.  It is anticipated that these earnout payments will be made to the former parent company of Lippke at or near the end of the first quarters of 2006 and 2007.

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

Recently, we have begun to focus more on business development opportunities in our core product areas, including in particular our gas detection and measurement businesses.  In the first quarter of 2005, we decided to exit our Vaculok vacuum insulated panel business as a result of its poor financial performance since it was acquired in November 2003, and our plan to concentrate on our core businesses.  In addition, we have significantly increased research and development spending in these core areas for both the third quarter and the first nine months of 2005.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three- and nine-month periods ended September 30, 2005, and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	100.0	100.0	100.0	100.0
Cost of sales	43.2	44.9	44.2	45.4
Gross profit	56.8	55.1	55.8	54.6
Selling, general, and administrative expenses	34.9	32.1	33.2	34.1
Research and development expenses	7.7	4.6	6.7	5.5
Operating income	14.2	18.4	15.9	15.0
Other income	1.1	0.6	1.4	0.6
Income before income taxes	15.3	19.0	17.3	15.6
Income taxes	5.4	6.5	5.0	5.3
Income from continuing operations	9.9	12.5	12.3	10.3
Gain (loss) from discontinued operations	0.9	(1.7)	(0.9)	(1.5)
Income tax (expense) benefit on loss from discontinued operations	(0.3)	0.6	0.3	0.5
Gain (loss) from discontinued operations, net of tax	0.6	(1.1)	(0.6)	(1.0)
Net income	10.5	11.4	11.7	9.3

Comparison of Financial Results for the Three and Nine Months Ended September 30, 2005 and September 30, 2004

Sales

Sales for the third quarter of 2005 were $5,670,156, down 11% compared to $6,350,000 for the same period in 2004.  On a product line basis, this decrease was primarily due to decreased sales of our weighing and pharmaceutical products, permeation products and leak detection products, offset somewhat by an increase in sales of our headspace analyzer products. Year-to-date sales were $18,496,853, up 2% compared to $18,156,956 for the same period in 2004.  The increase was primarily due to increased sales of our headspace analyzer and gas analyzer products, offset partially by reduced sales of sample preparation products and gas chromatography analyzer products.  There were no significant price increases or decreases during the third quarter of 2005 compared to the same period in 2004.

The following table summarizes total sales by product line for the three- and nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Permeation Products and Services	$3,382,406	$3,531,563	$10,716,317	$10,701,258
Gas, Headspace, and Other Analyzer Products	1,873,534	2,209,304	6,461,006	5,551,318
Other	414,216	609,133	1,319,530	1,904,380
Total sales	$5,670,156	$6,350,000	$18,496,853	$18,156,956

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and nine-month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Domestic sales	$2,622,292	$2,813,320	$9,001,677	$8,037,212
Foreign sales:
Europe	1,501,559	1,558,156	4,669,561	4,875,704
Asia	1,315,703	1,434,534	3,744,889	3,352,649
Other	230,602	543,990	1,080,726	1,891,391
Total foreign sales	3,047,864	3,536,680	9,495,176	10,119,744
Total sales	$5,670,156	$6,350,000	$18,496,853	$18,156,956

Sales of our permeation products and services which accounted for approximately 60% and 56% of our consolidated third quarter sales in 2005 and 2004, respectively, decreased 4% during the third quarter of 2005 compared to the same period in 2004.  This was due to a slight decrease in demand in both our foreign and domestic markets.  Sales of our gas, headspace, and other analyzer products which accounted for 33% and 35% of our consolidated third quarter sales in 2005 and 2004, respectively, decreased 15% during the third quarter of 2005 compared to the same period in 2004.  Within this group, headspace analyzer products increased by 17% which was evenly spread between domestic and foreign markets.  Offsetting this increase, weighing and pharmaceutical products, leak detection and gas analyzer products decreased a combined 26% during the third quarter of 2005 compared to the same period in 2004, primarily as a result of a decrease in demand in our foreign markets.

For the nine-month periods, sales of our permeation products and services, which accounted for approximately 58% and 59% of our consolidated sales in 2005 and 2004, respectively, increased by less than 1%.  This increase was due primarily to an increase in sales to our domestic markets, offset by a decrease in sales to our foreign markets.  Sales of our gas, headspace, and other analyzer products, which accounted for 35% and 31% of our consolidated nine-month sales in 2005 and 2004, respectively, increased 16%. Within this group, headspace analyzer, gas analyzer and leak detection products increased 33%, 16% and 13% respectively.  These increases were due mostly to increased sales in our domestic markets.

On a geographical basis, total foreign sales, which accounted for 54% and 56% of our consolidated third quarter sales in 2005 and 2004, respectively, were down 14% during the third quarter of 2005 compared to the same period in 2004. This decrease was due primarily to a 69% decrease in sales of weighing and pharmaceutical products and a 46% decrease in sales of leak detection products.  Total domestic sales accounted for 46% and 44% of our consolidated third quarter sales in 2005 and 2004, respectively, and were down 7%.  This domestic sales decrease was primarily due to reduced sales of permeation, gas chromatography, and gas analyzer products partially offset by an increase in headspace analyzer products.

Total foreign sales, which accounted for 51% and 56% of our consolidated sales during the first nine months of 2005 and 2004, respectively, were down 6% during the first nine months of 2005 compared to the same period in 2004.  This decrease was due primarily to decreased sales of our permeation, weighing and pharmaceutical, and sample preparation products, offset partially by an increase in leak detection and headspace analyzer products.  Total domestic sales accounted for 49% and 44% of our consolidated sales during the first nine months in 2005 and 2004, respectively, and were up 12% during the first nine months of 2005 compared to the same period in 2004.  This domestic sales increase was primarily due to increased sales of permeation, headspace analyzer, and gas analyzer products.

Gross Profit

Our gross profit margins were 56.8% and 55.1% for the third quarters ended September 30, 2005 and 2004, respectively.  The slightly lower margin for the previous period was primarily due to increases in our inventory reserve for obsolescence and additional costs associated with moving a portion of our Baseline subsidiary’s manufacturing to Minneapolis, Minnesota.

Our gross profit margins for the nine-month periods ended September 30, 2005 and 2004 were 55.8% and 54.6%, respectively.  The slightly lower margin for the previous period was primarily due to costs related to the acquisition of Lippke, including the write-off of costs assigned to finished goods inventory under purchase accounting rules, costs associated with the relocation of our Lab Connections subsidiary to Texas in the first quarter of 2004, and additional costs associated with moving a portion of our Baseline subsidiary’s manufacturing to Minneapolis, Minnesota.  The gross profit margin for our consulting services was 46.0% and 49.6%, respectively, for the nine-month periods ended September 30, 2005 and 2004.  This decrease was primarily due to the slight reduction in sales and the related fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the third quarter of 2005 were $1,978,839, or 34.9% of sales, compared to $2,036,701, or 32.1% of sales in the third quarter of 2004.  The increase in SG&A expenses as a percentage of sales was primarily due to the combination of reduced quarterly sales together with costs related to the Sarbanes-Oxley Act of 2002.  The decrease in actual dollars for the quarter was primarily due to non-recurring sales expenses in 2004 related to the amortization of purchased intangibles associated with the Lippke acquisition, as well as lower headcount and marketing costs in 2005.

SG&A expenses in the first nine months of 2005 were $6,136,163, or 33.2% of sales, compared to $6,190,747, or 34.1% of sales in the same period of 2004.  The decrease in SG&A expenses was primarily due to various non-recurring amortization costs (totaling $218,000) recorded in 2004 relating to the Lippke acquisition, as well as lower headcount and marketing costs in 2005.  This decrease was partially offset by increased administrative expenses incurred, which related to the Sarbanes-Oxley Act of 2002.

Research and Development Expenses

Research and development (R&D) expenses were $434,550, or approximately 7.7% of sales, in the third quarter of 2005, compared to $293,474, or approximately 4.6% of sales, in the same period of 2004.  For the first nine months of 2005, R&D expenses were $1,252,402, or 6.7% of sales, compared to $1,000,603, or 5.5% of sales, for the first nine months of 2004.  This planned increase in R&D expenditures is considered necessary to develop new products to expand in our niche markets.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the three months ended September 30, 2005 consisted of interest income of $53,081 and gain on foreign currency exchange of $9,120, offset by other losses of $228.  Other income for the nine months ended September 30, 2005 consisted of interest income of $140,481, gain on foreign currency exchange of $71,810, gain on sale of fixed assets of $44,182, and other income of $3,389.  Other income for the nine months ended September 30, 2004 consisted of interest income of $97,107 and gain on foreign currency exchange of $13,943.  Interest income increased for the nine months ended September 30, 2005, due both to higher average yields and higher average cash balances.

Income Tax Expense

Our provision for income taxes from continuing operations was 35.6% of income before income taxes for the three months ended September 30, 2005, compared to 34.0% of income before income taxes for the three months ended September 30, 2004.  The slightly higher rate for the most recent period was primarily due to a larger percentage of pre-tax income being attributable to Lippke, which is taxed at a higher effective rate.

Our provision for income taxes from continuing operations was 28.9% of income before income taxes for the nine months ended September 30, 2005, compared to 34.0% of income before income taxes for the nine months ended September 30, 2004. The rate for the first nine months of 2005 was favorably impacted by the finalization of an Internal Revenue Service examination which reduced income tax expense by approximately $156,000 in the first quarter of 2005 as well as benefiting from the newly enacted tax law.  Based on current operating conditions and income tax laws, we expect the tax rate for the remaining quarter of 2005 to be in the range of 33% to 36%.

Net Income

Net income was $594,003 in the third quarter of 2005, compared to $728,369 in the third quarter of 2004.  Diluted net income per share was $0.11 per share in the third quarter of 2005 compared to $0.13 per share in the third quarter of 2004.  For the nine months ended September 30, 2005, net income was $2,163,214, or $0.39 per diluted share, compared to net income of $1,694,362, or $0.31 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $1,595,565 during the first nine months of 2005 to $9,284,284 as of September 30, 2005, compared to $7,688,719 at December 31, 2004 due in part to a significant reduction in trade accounts receivable as well as the exercise of stock options.  Our working capital as of September 30, 2005 increased $1,597,410 to $13,424,682 for the nine-month period, as compared to $11,827,272 at December 31, 2004.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments, stock repurchases, and required earnout payments to the former parent company of Lippke, for at least the next twelve months.  However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies.  We may need to fund such activities, should they arise, with debt and/or equity financing, although no assurance can be given that such debt and/or equity financing will be available at reasonable terms or at all.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operations.  Cash flow from operations totaled $2,504,743 and $3,363,797 in the first nine months of 2005 and 2004, respectively.  The net cash provided by trade accounts receivable was primarily due to decreased sales in the third quarter of 2005 as compared to the fourth quarter of 2004.  The net cash used for inventory was primarily due to increases in work-in-process inventory. The net cash used for accounts payable reflected the use of cash generated from the decrease in trade accounts receivable.

Cash Flow from Investing Activities

Cash used in investing activities totaled $1,485,368 and $67,574 in the first nine months of 2005 and 2004, respectively.  Purchases of marketable securities, net of maturities, were $1,362,930 in the first nine months of 2005.  Purchases of property, plant and equipment totaled $166,482 in the first nine months of 2005, primarily for additions of office, manufacturing and laboratory equipment, as compared to $269,876 in the first nine months of 2004.

As part of the purchase price for the acquisition of Lippke in 2004, we were obligated to make three future earnout payments to Lippke’s former parent company based on the shared net profits of Lippke in each of the years 2004, 2005, and 2006, with a minimum earnout payment amount of 100,000 euros per year, and no maximum. The present value of these future minimum earnout payments was included in cash paid in acquisitions, net of cash acquired, in the investing activities section of our consolidated statements of cash flows, at the time of the acquisition.  Actual earnout amounts due in excess of the minimums, if any, will be reflected as an increase in cash paid in acquisitions, net of cash acquired, in the cash flows from investing activities section of our consolidated statements of cash flows, in the fourth quarters of 2004, 2005 and 2006, respectively, when the actual earnout amount is calculated, and the related additional liability is accrued.  The earnout payment related to the 2004 net profits was made in the first quarter of 2005, and it is anticipated that the remaining two earnout payments will be made in the first quarters of 2006 and 2007, respectively.

We had no material commitments for capital expenditures as of September 30, 2005.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash provided from the exercise of stock options amounted to $341,140 and $95,263 during the first nine months of 2005 and 2004, respectively.

Cash used in financing activities consists primarily of the payment of dividends to our shareholders.  During the first nine months of 2005 and 2004, we made dividend payments to our shareholders of $1,124,625 and $1,048,132, respectively.

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

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $3,200,000 of our common stock at prices not exceeding prevailing market prices at the time of purchase.  There were no repurchases of our common stock during the third quarter of 2005.  As of September 30, 2005, $1,672,034 was remaining in this authorization.  On November 8, 2005, our Board of Directors authorized the Company to repurchase up to $2,000,000 of its common stock.  This repurchase program supersedes the above-mentioned repurchase authorization.

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

Allowance for doubtful accounts and sales returns – This reserve is for accounts receivable balances that are estimated to be uncollectible as well as estimated sales returns.  This reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions.  We believe actual results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts and sales returns is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of September 30, 2005, we had $209,495 reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for excess and obsolete inventories – We perform an analysis to identify inventory shrinkage, and excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence, the gross margin of the product, and the on-hand quantities relative to the sales history of that finished product.  We believe that the operating results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  Our allowance for excess and obsolete inventories at September 30, 2005 was $711,021.

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

Accrued product warranties – Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Special warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustment if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, our historical warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of September 30, 2005, we had $344,096 accrued related to future estimated warranty claims.

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

We have significant amounts of deferred tax assets.  Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of its deferred tax assets.  We carried no valuation allowance against our net deferred tax assets at either September 30, 2005 or 2004.

New Accounting Pronouncements

In September 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and SFAS No. 3.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154.  SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005.  Accordingly, we will adopt SFAS 154 in our fiscal year beginning January 1, 2006.  Adoption of SFAS 154 is not expected to have a material effect on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No 43, Chapter 4 (SFAS 151) to clarify that abnormal amounts of idle facility expense, freight, handling costs,

and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Accordingly, we will adopt SFAS 151 in our fiscal year beginning January 1, 2006.  Adoption of SFAS 151 is not expected to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share–Based Payments (FAS 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FAS Statement No. 95, Statement of Cash Flows.  FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and the pro forma disclosure is no longer allowable.  FAS 123(R) is effective at the beginning of the first annual period after June 15, 2005.  Accordingly, we will adopt FAS 123(R) on January 1, 2006.  We are currently evaluating the impact of our adoption of FAS 123(R), which will result in additional pre-tax compensation expense in fiscal 2006 for remaining unvested stock options and any future stock option grants.  The ultimate amount of increased compensation expense will be dependent on the number of options granted, their timing and vesting periods, and the method used to calculate the fair value of the awards, among other things.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created by those statutes.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our internet website or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions.  We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.  Examples of forward-looking statements in this report include, but are not limited to, statements regarding our international sales continuing to account for a significant portion of our revenues, our acquisition of Lippke continuing to have a positive impact on our sales in 2005, our expected Section 404 compliance costs and increased general and administrative expenses associated with the Sarbanes-Oxley Act of 2002 and other securities and corporate governance rules and regulations compliance, our allocation of 6% to 8% of our sales to research and development expenses, our expected tax rate for the remaining quarter of 2005 being in the range of 33% to 36%, our belief that no significant future capital expenditures are required to accommodate our current level of operations, our expectations regarding future cash expenditures, and the effect of new accounting pronouncements on our financial position, results of operations and cash flows.

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

In the past, the overall cost of the materials that we purchase has not risen much more than the rate of inflation, although the price of some of the components that we purchase has increased in the past several years due in part to our purchasing a fewer number of such components.  Certain other material and labor costs have increased, but we believe that such increases are approximately consistent with overall inflation rates.  We believe that the price of our products and the prices of our competitors’ products is a significant factor affecting our customers’ buying decisions and consequently, if we experience any increases in the cost of materials or supplies, we may not be able to pass along any cost increases in the form of price increases or sustain profit margins that we have achieved in prior years.

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

One of our growth strategies is to supplement our internal growth with the acquisition of businesses and technologies that complement or augment our existing products.  Some of the businesses that we previously acquired have produced net operating losses or low levels of profitability.  For example, the Vaculok vacuum insulated panel business that we acquired in November 2003 financially performed poorly, resulting in our decision to discontinue the product line during the first quarter of 2005. Businesses that we may acquire in the future may be marginally profitable or unprofitable.  We will likely have to successfully change the operations of any companies that we acquire in the future and improve the market penetration of such companies in order to achieve the level of profitability that we desire.  In addition, the benefits of an acquisition may take more time than expected to develop or integrate into our operations, and we cannot guarantee that our previous acquisitions or any future acquisitions will in fact produce the intended benefits.  Acquisitions also involve a number of additional risks, including, but not limited to:

•                  diversion of management’s attention;

•                  difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings, and revenue synergies;

•                  potential loss of key employees or customers of the acquired businesses or adverse effects on existing business relationships with suppliers and customers;

•                  adverse impact on overall profitability if acquired businesses do not achieve the financial results projected in our valuation models;

•                  reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•                  inaccurate assessment of undisclosed, contingent or other liabilities or problems and unanticipated costs associated with the acquisition; and

•                  incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges and write-off of significant amounts of goodwill that could adversely affect our operating results.

Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable cost, our ability to compete effectively for these acquisition candidates, and the availability of capital to complete such acquisitions.  These risks could be heightened if we complete several acquisitions within a relatively short period of time.   We may not be able to complete acquisitions in the future and any acquisitions that we do complete may have an adverse effect on our financial performance and liquidity.  It may be necessary for us to raise additional funds either through public or private equity or debt financing in order to finance any future acquisitions.  Any equity or debt financing, if available at all, may be on terms that are not favorable to us and may dilute the ownership of our existing shareholders.

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

Sales outside the United States accounted for approximately 54% of our sales for the three months ended September 30, 2005 and approximately 56% of our sales for the same period in 2004.  We expect that foreign sales will continue to account for a significant portion of our sales in the future.  Sales to customers in foreign countries are subject to a number of risks, including the following:

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

The market price of our common stock has been volatile in the past, ranging from a high sales price of $10.10 and a low sales price of $9.08 during the third quarter of 2005, and several factors could cause the price to fluctuate substantially in the future.  These factors include:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating challenges for publicly-held companies including us.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting and our independent registered public accounting firm’s report on that assessment will require the commitment of significant financial and managerial resources.  We currently estimate that Section 404 compliance costs will be approximately $200,000 in 2005, and expect that Section 404 compliance will require significant ongoing financial and managerial resources in 2006 and beyond.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period, to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our Company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer, and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three months ended September 30, 2005 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the three months ended September 30, 2005.  In November 2002, our Board of Directors authorized the repurchase of up to $2,000,000 of our common stock in the open market at prices not exceeding the market price at the time of purchase.  In May 2003, our Board of Directors authorized a $1,200,000 increase in our stock repurchase program, increasing the total to $3,200,000.  As of September 30, 2005, we had repurchased 204,000 shares of MOCON common stock under the program at a total cumulative cost of approximately $1,527,966.  The repurchase program does not have an expiration date and the Board may terminate it at any time.  On November 8, 2005, our Board of Directors authorized the Company to repurchase up to $2,000,000 of its common stock.  This repurchase program supersedes the above-mentioned repurchase authorization.

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

MOCON, INC.

Date: November 14, 2005	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	/s/ Dane D. Anderson
Dane D. Anderson
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

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