Form 10-K
period 2005-12-31
MOCON INC
filed 2006-03-31
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No.:  000-09273

MOCON, Inc.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0903312 (I.R.S. Employer Identification No.)
7500 Boone Avenue North Minneapolis, Minnesota (Address of principal executive offices)	55428 (Zip Code)

Registrant’s telephone number, including area code:  (763) 493-6370

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐         Accelerated filer: ☐         Non-accelerated filer: ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the registrant’s common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2005 (the last business day of the registrant’s second quarter) as reported by the Nasdaq National Market System, was $47,197,043.

As of March 24, 2006, 5,410,448 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held May 18, 2006.

PART I

This annual report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. We refer you to the information under the heading “Part I. Item 1. Business—Forward-Looking Statements.”

As used in this Annual Report on Form 10-K, references to “MOCON,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and our subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

Item 1.                        BUSINESS

MOCON, Inc. designs, manufactures, markets and services products and provides consulting services primarily in the measurement and analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and chemical compounds, as well as products that prepare samples of various substances for laboratory analysis.

Our principal business strategy is to employ our product development and technological capabilities, manufacturing processes and marketing skills in market niches where we can successfully penetrate the market and then strive to become a leader in the market segment. Our management team continually emphasizes product innovation, product performance, quality improvements, cost reductions and other value-adding activities. Although some of the markets for our products are maturing, we continually seek growth opportunities through technological and product improvement, by acquiring and developing new products, and by acquiring new companies.

MOCON, Inc. was incorporated as a Minnesota corporation in February 1966, and was initially involved in the commercialization of technology developed for the measurement of water vapor permeating through various materials. Prior to 1998, we expanded our business primarily through internally developing new products and technologies and licensing products and technology. Since 1998, we have supplemented our internal growth through acquisitions that have provided us with additional technologies, products and product development expertise. During the last 9 months, we divested two product lines to allow us to better concentrate on our core product lines, particularly our gas detection and measurement products.

In January 1998, we acquired Microanalytics Instrumentation Corp. (Microanalytics), which is located near Austin, Texas. Microanalytics produces various gas chromatographic (GC) instruments and provides services with an emphasis on multidimensional gas chromatography. A variety of GC specific applications have been developed by Microanalytics personnel, ranging from petroleum and petrochemical purity assay to aroma and off-odor analysis for the food, beverage, packaging and other industries.

In December 1998, we acquired Lab Connections, Inc. (LCI), located near Boston, Massachusetts. LCI manufactures hardware and software interfaces that allow the components of a particular substance to be identified by spectrometry and spectroscopy after they have been separated through liquid chromatography. LCI’s products are used by a variety of customers, including bio-pharmaceutical, polymer and consumer products companies, as well as companies that analyze proteins, pharmaceutical compounds, polymers, adhesives and other materials. In order to reduce costs and increase operating efficiencies, our LCI subsidiary was relocated in 2004 and consolidated with our operations in Texas and Minnesota. In February 2006, we sold LCI.

In October 2001, we acquired our Baseline-MOCON, Inc. subsidiary (Baseline). Baseline is located near Boulder, Colorado. Baseline produces advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis and industrial hygiene and safety applications.

In November 2003, we acquired the Vaculok® vacuum insulated panel product line from Advantek, Inc., a Minnesota-based provider of packaging products. Our vacuum insulated panel product line was sold during 2005. Sales associated with our vacuum insulated panel product line were not significant. The results of this line of business are shown in the “discontinued operations” section of our consolidated statements of income, and further explained in the notes thereto included elsewhere in this report.

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke), which is located in Germany. Lippke had been the primary distributor of our products in Europe for approximately 30 years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. Our acquisition of Lippke provides us with a direct presence in Europe. We acquired all of the shares of Lippke for a base purchase price plus three earnout payments based on the net profits of Lippke in each of the years 2004, 2005 and 2006, with a minimum payment amount of 100,000 euros per year. It is anticipated that the remaining earnout payments will be made at or near the end of the first quarter of each of the years 2006 and 2007. The earnout payment due for 2005 based on Lippke’s 2005 net profits is $433,339.

Our principal executive offices are located at 7500 Boone Avenue North, Minneapolis, Minnesota 55428, and our telephone number is (763) 493-6370. Our website address is www.mocon.com.

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

Products and Services

We develop, manufacture, market and service measurement, analytical, monitoring, sample preparation and consulting products used to detect, measure and analyze gases and chemical compounds. Please see our consolidated financial statements beginning on page F-1 for financial information concerning our business, including our revenues, net income and net assets. Our sales are grouped into three major categories as discussed below.

Permeation Products and Services

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

Our permeation products and services accounted for approximately 56%, 57% and 60% of our consolidated sales in 2005, 2004 and 2003, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C™ systems for carbon dioxide transmission rates.

Gas, Headspace and Other Analyzer Products and Services

Gas Analyzer Products

We sell two categories of gas analyzer products through our Baseline subsidiary. Our permanent gas analyzers and systems are installed in fixed locations at the monitoring sites and generally perform their functions continually or at regular intervals. Our portable gas analyzers are hand-held, compact and are used on occasions requiring mobile equipment. Our gas analyzer products are for use in (1) industrial hygiene (detection of hazardous gases in the workplace), (2) hydrocarbon gas analysis for oil and gas exploration, and gas pipeline monitoring, (3) contaminant detection in the manufacture of specialty gases, and (4) environmental monitoring (tracking the release of, or the presence of, toxic substances).

Our gas analyzer products accounted for approximately 16%, 14% and 15% of our consolidated sales in 2005, 2004 and 2003, respectively.

Headspace Analyzer Products

Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. The headspace analyzer products that we currently manufacture include the PAC CHECK® series of headspace analyzers and the GSA™ series of on-line gas stream analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.

Leak Detection Products

The leak detection products that we manufacture detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other packages. We currently manufacture three types of leak detection instruments. The first type of instrument is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products.

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

Our gas, headspace and other analyzer products and services accounted for an aggregate of approximately 36%, 32% and 31% of our consolidated sales for 2005, 2004 and 2003, respectively.

Other Instruments and Services

Consulting and Analytical Services

We provide consulting and analytical services, on a special project basis, for customers that require custom solutions to unique problems. Services that we typically provide relate to:

•       absorption or diffusion of various compounds;

•       shelf-life concerns;

•       flavor or odor identification; or

•       other special permeation applications.

In providing consulting and analytical services, we use our most advanced measurement technologies, including proprietary TRANSORPTION® technology. The principal market for the consulting and analytical services consists of manufacturers of foods, beverages, pharmaceuticals, plastics, chemicals, electronics and personal care products.

Sample Preparation Products

Through our former Lab Connections subsidiary, which was sold in February 2006, we designed, manufactured, marketed and serviced products used in sample preparation. These products consisted of hardware and software interfaces that allow the components of a particular substance to be identified by spectroscopy after they have been separated through chromatography. Often, the most time-consuming part of chemical analysis is sample preparation and any product that reduces total sample preparation time is of benefit to companies who analyze chemical compounds. Our products provided fully automatic sample collection from various Liquid Chromatographs and Gel Permeation Chromatographs in a form suitable for immediate examination by Fourier transform infra-red spectroscopy (FTIR) and/or matrix-assisted laser desorption ionization mass spectrometry (MALDI-MS). The principal market for these products is laboratories that analyze proteins, polymeric compounds and adhesives. The sample preparation products that we manufactured were the LC-Transform® for interfacing to FTIR and the LC-Transform for interfacing to MALDI-MS.

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

Our consulting and analytical services, sample preparation products and gas chromatography analyzer products accounted for an aggregate of approximately 8%, 11% and 9% of our consolidated sales in 2005, 2004 and 2003, respectively.

Competition

We have several competitors in both foreign and domestic markets for all of our products and services. The principal competitive factors for our products and services are:

•       product quality and performance;

•       product reliability;

•       product support; and

•       price.

We compete with a variety of competitors in each market in which we sell our products. Some of our competitors have greater assets and resources than we do, and some are smaller than we are. To remain competitive, we must continue to invest in research and development, marketing, customer service and support, and manage our operating expenses. We believe that we have in place strategies to develop technological and other advantages over our competitors. However, there can be no assurance that we will have sufficient resources to execute these strategies, or that our competitors will not develop new technologies or other advantages which would require us to reduce our prices, result in lost orders or otherwise adversely affect our financial results.

Manufacturing and Supplies

We manufacture products at our Minnesota, Texas, Colorado and Germany locations. In February 2004, we closed our facility located near Boston, Massachusetts, and consolidated these operations into the operations at our Texas and Minnesota locations. Our manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, calibration and validation of systems. Certain components that we use in our products are currently purchased from single source suppliers. Although we purchase additional quantities of these components in the case of an interruption or delay in supply, an interruption of one of these sources could result in delays in our production while we locate an alternative supplier, which in turn could result in a loss of sales and income. There are other single source components for which we have determined that other sources are readily available. To date, we have experienced no significant production delays because of a supplier’s inability to ship an acceptable component.

Patents, Trademarks and Other Intellectual Property Rights

We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 44 U.S. patents and 25 international patents. These patents will expire during the period from 2006 through 2022.

We own or have applied for certain trademarks which protect and identify our products. Among the trademarks we own is MOCON®, which we have designated as a house trademark under which all our products manufactured at our headquarters are sold. In addition, we hold the following trademarks and service marks:  VERICAP®, OX-TRAN®, PERMATRAN-W®, PROFILER®, COULOX®, HERSCH®, VERITAB®, AROMATRAN®, SKYE®, PAC CHECK 200®, TRANSORPTION®, AROMATRAX®, PAC GUARD®, INNOVATIVE TECHNOLOGY CONFERENCES®, HEALTHPACK®, PAC CHECK®, OPTIPERM® and piD-TECH®. Our trademarks and service marks have a life, subject to periodic maintenance, of 10 to 20 years, which may be extended in accordance with applicable law.

Marketing and Customers

We market our products and services throughout the United States and in over 60 foreign markets. We use a direct sales force of approximately 16 employees and approximately 13 independent sales representatives to market our products and services in the United States, Canada and Germany, and use a network of approximately 50 independent sales representatives to market and service our products and services in other foreign countries. To our knowledge, none of our independent sales representatives sells a material amount of product manufactured by any of our competitors.

For information concerning our export sales by geographic area, see note 11 of the notes to our consolidated financial statements contained on page F-18. We market products and services to research laboratories, production environments and quality control applications in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas and other industries. No single customer accounted for 10% or more of our consolidated sales in any of the fiscal years ended December 31, 2005, 2004 and 2003, and we do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance. As previously explained, we acquired Lippke effective January 1, 2004. Lippke accounted for approximately 23%, 24% and 10% of our consolidated sales in 2005, 2004 and 2003, respectively. In addition, one independent representative accounted for approximately 8% of our consolidated sales in each of the years 2005, 2004 and 2003.

Backlog

As of December 31, 2005, our total backlog was $1,799,273 for all of our products as compared to $2,240,096 and $1,021,159 as of December 31, 2004 and 2003, respectively. We anticipate shipping the entire current backlog in 2006.

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

We incurred expenses of $1,765,662, $1,371,700 and $1,313,379 during the fiscal years ended December 31, 2005, 2004 and 2003, respectively, for research and development (R&D) of our products. R&D costs were approximately 7% of our consolidated sales for the fiscal year ended December 31, 2005 and approximately 6% and 7% of our consolidated sales for the fiscal years ended December 31, 2004 and 2003, respectively. For the foreseeable future, we expect to spend, on an annual basis, approximately 6% to 8% of our consolidated sales on R&D.

Working Capital Practices

We strive to maintain a level of inventory that is appropriate given our projected sales. Our standard domestic payment terms are net 30 days and our international payment terms vary but generally range between 30 and 90 days. International sales are, in some cases, transacted pursuant to letters of credit.

Seasonality

Our business is not seasonal in nature.

Employees

As of December 31, 2005, we had 115 full-time employees. Included in this total are approximately 13 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our website or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described under the heading “Item 1A. Risk Factors” below.

We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 1A.        RISK FACTORS

The following are significant factors known to us that could have material adverse effects on our business, financial condition, or operating results.

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

One of our growth strategies is to supplement our internal growth with the acquisition of businesses and technologies that complement or augment our existing products. Some of the businesses that we previously acquired have produced net operating losses or low levels of profitability. For example, in July 2005, we sold our Vaculok® vacuum insulated panel product line because of poor financial performance since we acquired it in November 2003. We recently sold our Lab Connections subsidiary, which we had acquired in December 1998. Other businesses that we have previously acquired or may acquire in the future may be marginally profitable or unprofitable, and may require us to improve the operations and market penetration of such companies in order to achieve the level of profitability that we desire. This could result in the diversion of management’s attention from other business concerns. In addition, acquisitions that we believe will be beneficial to our business and financial results are difficult to identify and complete for a number of reasons, including the competition among prospective buyers. We may not be able to complete acquisitions in the future and any acquisitions that we do complete may have an adverse effect on our financial performance and liquidity. It may be necessary for us to raise additional funds either through public or private debt or equity financing in order to finance any future acquisitions. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and may dilute the percentage ownership of our existing shareholders.

Our growth strategy to supplement our internal growth with the acquisition of businesses and technologies that complement or augment our existing products involves other risks, including integration risks, which could harm our business.

As part of our growth strategy, we have in the past acquired, and intend to acquire in the future, other businesses that have technologies and product lines that complement or augment our existing products. We intend to continue to pursue other acquisitions in the future. The benefits of any of these or future acquisitions may take more time than expected to develop, and we cannot guarantee that any of our recent or future acquisitions will in fact produce any intended benefits. In addition, acquisitions and the integration of those acquisitions involve a number of risks, including:

•       diversion of our management’s attention from our core businesses;

•       difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

•       potential loss of key employees or clients of the acquired businesses or adverse effects on existing business relationships with suppliers and clients;

•       reallocation of amounts of capital from operating initiatives and/or the incurrence of indebtedness to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•       inaccurate assessment of undisclosed, contingent or other liabilities or problems; and

•       unanticipated costs associated with the acquisition, including additional expenditures related to Sarbanes-Oxley Act of 2002 compliance.

Our ability to grow through acquisitions will depend, in part, on the availability of suitable acquisition candidates at an acceptable cost, our ability to compete effectively for these acquisition candidates and the availability of capital to complete such acquisitions. These risks could be heightened if we complete several acquisitions within a relatively short period of time.

We face risks of technological changes that may render our products obsolete.

The markets for our products and services are characterized by rapid and significant technological change and evolving industry standards. As a result of such changes and evolving standards, our products may become noncompetitive or obsolete and we may have to develop new products in order to maintain or increase our revenues. New product introductions that are responsive to these factors require significant planning, design, development and testing at the technological, product and manufacturing process levels, and we may not be able to timely develop new products. In addition, industry acceptance of new technologies that we may develop may be slow to develop due to, among other things, existing regulations or standards written specifically for older technologies and general unfamiliarity of users with new technologies. As a result, any new products that we may develop may not generate any meaningful revenues or profits for us for a number of years, if at all.

Any reduction in the level of capital expenditures by our customers could negatively impact our sales.

Our customers include pharmaceutical, food, medical and chemical companies, laboratories, government agencies and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. Any decrease in capital spending by any of these customer groups could have a material adverse effect on our business and results of operations.

A significant portion of our sales are generated from foreign countries and selling in foreign countries entails a number of risks which could result in a decrease to our sales or an increase in our operating expenses.

Sales outside the United States accounted for approximately 50% of our sales in 2005 and approximately 52% and 40% of our sales in 2004 and 2003, respectively. We expect that foreign sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following:

•       agreements may be difficult to enforce;

•       receivables may be difficult to collect;

•       certain regions are experiencing political unrest and conflict and economic instability;

•       foreign customers may have longer payment cycles;

•       the countries into which we sell may impose tariffs or adopt other restrictions on foreign trade;

•       currency fluctuations could reduce reported profitability in future periods;

•       fluctuations in exchange rates may affect product demand;

•       legal and regulatory requirements may be difficult to monitor and comply with, especially if inconsistent with U.S. laws and regulations;

•       customizing products for foreign countries and managing and staffing international operations may lead to increased costs; and

•       protection of intellectual property in foreign countries may be more difficult to enforce.

If any of these risks were to materialize, our sales into foreign countries could decline, or our operating costs could increase, which would adversely affect our financial results.

Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers and purchases from suppliers denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign exchange rates. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposure is with the euro. We currently do not use hedging activities to minimize the volatility associated with foreign currency exchange rate changes. If we do use such activities in the future, they also involve some risk.

Some of our competitors have greater resources than we do, which may provide our competitors with an advantage in the development and marketing of new products.

We currently encounter, and expect to continue to encounter, competition in the sale of our products. We believe that the principal competitive factors affecting the market for our products include product quality and performance, price, reliability and customer service. Our competitors include large multinational corporations. Some of our competitors have substantially greater financial, marketing and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development and our ability to discover new technologies may be insufficient to enable us to compete effectively with our competitors.

Our reliance upon patents, domestic trademark laws and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products.

We hold patents relating to various aspects of our products and believe that proprietary technical know-how is critical to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Our competitors may initiate litigation to challenge the validity of our patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents or if we initiate any proceedings to protect our proprietary rights and if the outcome of any such litigation is unfavorable to us, it could have a material adverse effects on our business and results of operations. There may also be pending or issued patents held by parties not affiliated with us that relate to our products or technologies and we may need to acquire licenses to any such patents to continue selling some or all of our products. If we had to obtain any such license in order to be able to continue to sell some or all of our products, we may not be able to do so on terms that were favorable to us, if at all.

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

We rely on our management information systems for inventory management, distribution and other functions. If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and results of operations could be adversely affected.

The efficient operation of our business depends on our management information systems. We rely on our management information systems to effectively manage accounting and financial functions, order entry, order fulfillment and inventory replenishment. The failure of our management information systems to perform could disrupt our business and could result in decreased revenues, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer. In addition, our management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss, or other computer systems, internet, telecommunications or data network failures. Any such interruption could adversely affect our business and results of operations.

The market price of our common stock has fluctuated significantly in the past and will likely continue to do so in the future and any broad market fluctuations may materially adversely affect the market price of our common stock.

The market price of our common stock has been volatile in the past, ranging from a high sales price of $10.43 and a low sales price of $8.11 during 2005, and several factors could cause the price to fluctuate substantially in the future. These factors include:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating challenges for publicly-held companies, including us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting and our external auditors’ audit of that assessment required the expenditure of financial and managerial resources in 2005. Currently, we are awaiting further guidance from the Securities and Exchange Commission to determine whether we will be required to commit ongoing financial and managerial resources in 2006 and beyond.

We will also be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

We are presently performing the system and process evaluation, testing and any necessary remediation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While we anticipate being able to fully implement the requirements relating to internal control and other aspects of Section 404 by our December 31, 2007 deadline, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or their impact on our operations. If we are unable to conclude that our internal controls over financial reporting are effective or if our independent registered public accounting firm is unable to conclude that our assessment of our internal control over financial reporting is sufficient or is unable to conclude that our internal controls over financial reporting are effective and therefore issues an adverse opinion, investors may lose confidence in our financial reports and our stock price may decline.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We lease an aggregate of 59,825 square feet of office, engineering, laboratory and production space in Minnesota, Texas and Germany. We believe that all of our facilities are generally adequate for their present operations and that suitable space is readily available if any of our leases are not extended.

Our headquarters and operations occupy approximately 47,200 square feet of space in Minneapolis, Minnesota. This space is leased until June 2010.

Microanalytics’ operations occupy approximately 8,600 square feet of space in the metropolitan area of Austin, Texas. This space is leased until June 2007.

Lippke’s operations are located in Neuwied, Germany, and occupy approximately 4,025 square feet. This space is leased until June 2008.

In addition to our leased facilities described above, we own a building located near Boulder, Colorado that consists of approximately 9,300 square feet of office and production space in which our Baseline-MOCON, Inc. subsidiary conducts its operations. We also own the land, consisting of approximately two acres, on which this building is located.

ITEM 3.                LEGAL PROCEEDINGS

There are no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2005.

ITEM 4A.        EXECUTIVE OFFICERS OF REGISTRANT

Our executive officers, their ages and their offices held, as of March 24, 2006, are as follows:

Name	Age	Title
Robert L. Demorest	60	Chairman of the Board, President and Chief Executive Officer
Daniel W. Mayer	55	Executive Vice President
Darrell B. Lee	57	Vice President, Chief Financial Officer, Treasurer and Secretary
Douglas J. Lindemann	48	Vice President and General Manager
Ronald A. Meyer	55	Vice President

Mr. Robert L. Demorest has been our President, Chief Executive Officer, and Chairman of the Board since April 2000. Prior to that time, Mr. Demorest had been our President for more than five years.

Mr. Daniel W. Mayer has been an Executive Vice President for us since January 1995. Prior to that time, Mr. Mayer had been our Vice President, Product Development for more than five years.

Mr. Darrell B. Lee has been our Chief Financial Officer, Vice President, Treasurer and Secretary since January 2006. Mr. Lee served as our Director of External Reporting from April 2005 to January 2006. Prior to that time, Mr. Lee had served as Vice President and Chief Financial Officer of Spinal Designs International, Inc., a health-care company based in Minneapolis, Minnesota, since 1993.

Mr. Douglas J. Lindemann has been a Vice President and General Manager for us since January 2001. From July 2000 to December 2000, Mr. Lindemann served as a General Manager for us. Prior to that time, Mr. Lindemann had been one of our Business Managers since 1995.

Mr. Ronald A. Meyer has been a Vice President for us for more than five years. From 1995 to April 2000, Mr. Meyer also served as our Chief Financial Officer, Treasurer and Secretary.

PART II

Item 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is quoted on the Nasdaq National Market System under the symbol MOCO. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market System. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table also sets forth, for the fiscal periods indicated, the amount of cash dividends declared on our common stock.

	2005			2004
Quarter	High	Low	Dividend	High	Low	Dividend
1st Quarter	$10.20	$8.98	$0.070	$8.97	$7.70	$0.065
2nd Quarter	$10.43	$8.76	$0.070	$8.72	$7.70	$0.065
3rd Quarter	$10.10	$9.08	$0.070	$8.65	$7.73	$0.065
4th Quarter	$9.73	$8.11	$0.075	$10.49	$7.95	$0.070

MOCON has paid quarterly cash dividends without interruption or decline since 1988. Cash dividends paid in 2005, 2004 and 2003 totaled $1,502,284, $1,842,593 (including final dividend payments of $449,087 to Lippke’s former parent company and dividend payments of $1,393,506 to our shareholders) and $1,377,725, respectively. MOCON’s Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on MOCON common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board.

Record Holders

As of March 20, 2006, there were 333 record holders of our common stock.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2005. On November 9, 2005, our Board of Directors authorized the repurchase of up to $2,000,000 in shares of our common stock. This repurchase program supersedes the Board’s previous stock repurchase authorizations, under which $1,672,034 remained available for purchase as of November 8, 2005. The repurchase program may be suspended or discontinued at any time.

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2005, we did not issue or sell any equity securities without registration under the Securities Act of 1933, as amended.

Item 6.                        SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$24,582	$24,965	$19,615	$19,931	$19,261
Net income	$2,915	$2,429	$2,211	$2,297	$3,421
Net income per common share:
Basic	$0.54	$0.45	$0.41	$0.42	$0.62
Diluted	$0.53	$0.44	$0.40	$0.41	$0.61
Cash dividends declared per share	$0.285	$0.265	$0.26	$0.24	$0.24
	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$23,657	$22,516	$19,978	$19,821	$18,958
Long-term liabilities	$441	$543	$198	$326	$320

Our acquisition of Lippke in 2004 affects the comparability of the information in the table above. The results of this subsidiary have been included from the effective date of purchase, which includes $3,631,918 and $3,824,782, respectively, in net incremental sales for 2005 and 2004. Our acquisition of Baseline-MOCON, Inc. in 2001 also affects the comparability of the information in the table above. The results of this subsidiary have been included from the effective date of purchase, which includes sales of $3,959,426, $3,560,351, $2,980,271, $3,881,781 and $1,348,101 for 2005, 2004, 2003, 2002 and 2001, respectively.

Sales for the years 2005, 2004 and 2003 have been reduced by $22,397, $143,316 and $17,365, respectively, for sales from the Vaculok product line, which amounts have been included in the “discontinued operations” section of our consolidated statements of income.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report. For more information, see “Business—Forward-Looking Statements” of this report. The following discussion of the results of the operations and financial condition of MOCON should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report.

Overview

MOCON, Inc. designs, manufactures, markets and services products and provides consulting services primarily in the measurement and analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and chemical compounds, as well as products that prepare samples of various substances for laboratory analysis. Although some of the markets for our products are maturing, we continually seek growth opportunities through technological and product improvement, by acquiring and developing new products, and by acquiring new companies.

We have three primary operating locations in the United States—Minnesota, Colorado and Texas—and one in Germany. We use a direct sales force and independent sales representatives to market our products and services in the United States, Canada and Germany and use a network of independent sales representatives to market and service our products and services in other foreign countries.

Prior to 1998, we expanded our business primarily through internally developing new products and technologies and licensing products and technology. Since 1998, we have supplemented our internal growth through acquisitions that have provided us with additional technologies, products and product development expertise. During the last 9 months, we divested two product lines to allow us to better concentrate on our core product lines, particularly our gas detection and measurement products.

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke), which is located in Germany. We acquired all of the shares of Lippke for a base purchase price plus three earnout payments based on the net profits of Lippke in each of the years 2004, 2005 and 2006, with a minimum payment amount of 100,000 euros per year. It is anticipated that the remaining earnout payments will be made at or near the end of the first quarter of each of the years 2006 and 2007. The earnout payment due for 2005 based on Lippke’s 2005 net profits is $433,339.

In March 2005, we committed to a plan to discontinue production of our Vaculok® vacuum insulated panels and exit this product line as the result of the poor financial performance since it was acquired in November 2003. We recorded a one-time pre-tax charge to earnings in our first quarter 2005, totaling approximately $207,000, to reflect the results of operations and asset impairment write-down associated with the discontinuation of our Vaculok business. The $207,000 charge included a non-cash asset impairment charge of $162,000 relating to equipment and inventory used in the Vaculok business. We sold the assets associated with the vacuum insulated panel product line in July 2005 in exchange for an up front payment of $125,000, along with the right to receive up to an additional $60,000 upon the occurrence of certain post-closing events. As a result of the sale, we recognized a pre-tax gain of approximately $69,000 in the third quarter 2005. Sales associated with our vacuum insulated panel product line were not significant. The results of this line of business are shown in the “discontinued operations” section of our consolidated statements of income, and further explained in the notes thereto included elsewhere in this report.

In February 2006, we sold the capital stock of Lab Connections, Inc. in exchange for $517,296 in cash, subject to a purchase price adjustment based on the amount of Lab Connections’ net tangible assets as of the closing date. As a result of the sale, we recognized an after-tax gain of approximately $90,000 in the first quarter 2006.

Overall Summary of Financial Results

Sales for 2005 were $24,581,600, a decrease of 2% compared to $24,965,053 for 2004. This decrease in sales was primarily the result of the decreased domestic and foreign sales volume of our permeation products, foreign sales volume of our weighing and pharmaceutical products, domestic sales volume of our consulting and analytical services and foreign sales volume of our sample preparation products, offset somewhat by increases in the domestic and foreign sales volume of our headspace analyzer and gas analyzer products. Our international sales have historically accounted for a significant portion of our revenues. Our foreign sales were $12,286,615, or 50% of total sales in 2005, a decrease of 6% compared to $13,090,120, or 52% of sales in 2004, and $7,785,071, or 40% of total sales in 2003.

Net income in 2005 was $2,915,269, a 20% increase compared to $2,428,688 in 2004, and net income per diluted share was $0.53 in 2005, also a 20% increase compared to $0.44 for 2004. Our financial position as of December 31, 2005 reflects an increase in working capital of $1,887,704 to $13,839,333, compared to $11,951,629 at December 31, 2004.

Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce our earnings, and materially affect our financial results and financial position. Significant transactions and events that affected our 2005 financial results and position included the $207,000 charge to earnings we recorded in the first quarter 2005 to reflect the results of operations and asset impairment write-down associated with the discontinuation of our Vaculok business and the $240,000 charge we recorded in fourth quarter 2004 for the impairment of intangible technology rights associated with our Lab Connections, Inc. subsidiary. Significant transactions, such as our sale of our vacuum insulated panel line, result from unique facts and circumstances and, given their nature, some of these items will likely not recur with similar materiality or impact on our continuing operations.

Our international sales have historically accounted for a significant portion of our revenues, and despite the two percentage point decrease of our foreign sales to our total sales in 2005 compared to 2004, we expect this trend to continue for the foreseeable future, especially as a result of our acquisition of Lippke, which thus far has had, and is expected to continue to have, a positive impact on our sales and earnings, particularly on our foreign permeation products business.

Our research and development costs were approximately 7% of our consolidated sales for 2005 and approximately 6% and 7% of our consolidated sales for 2004 and 2003, respectively. For the foreseeable future, we expect to spend, on an annual basis, approximately 6% to 8% of our sales on research and development.

While these items are important in understanding and evaluating our financial results, certain trends, such as the increase in the proportion of our international sales over the past three years and the increase in our research and development spending, and other transactions or events such as those discussed later in this Management’s Discussion and Analysis may also have a material impact on our financial results.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements included in Item 8 of this report. This Management’s Discussion and Analysis of Financial Condition and

Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Allowance for Doubtful Accounts and Sales Returns

Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as sales returns. The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions. We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2005 and 2004, we had $192,446 and $222,040, respectively, reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for Excess and Obsolete Inventories

We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product. We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.

Recoverability of Long-Lived Assets

We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset’s carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. In the fourth quarter 2004, we recorded a $240,000 charge for the impairment of intangible technology rights associated with our Lab Connections, Inc. subsidiary. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges.

Accrued Product Warranties

Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.

Special warranty reserves are also accrued for major rework campaigns. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors. As of December 31, 2005 and 2004, we had $327,015 and $352,634, respectively, accrued for future estimated warranty claims.

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

We have significant amounts of deferred tax assets. Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of its deferred tax assets. We carried no valuation allowance against our net deferred tax assets at either December 31, 2005 or 2004.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for fiscal years ended December 31, 2005, 2004 and 2003. Our historical financial data were derived from our consolidated financial statements and related notes included elsewhere in this report.

	Percent of Sales
	2005	2004	2003
Sales	100.0	100.0	100.0
Cost of sales	43.9	46.1	45.1
Gross profit	56.1	53.9	54.9
Selling, general, and administrative expenses	32.6	33.2	32.0
Research and development expenses	7.2	5.5	6.7
Operating income	16.3	15.2	16.2
Other income	1.4	0.5	0.7
Income before income taxes	17.7	15.7	16.9
Income taxes	5.4	5.2	5.6
Income from continuing operations	12.3	10.5	11.3
Loss from discontinued operations, net of tax	(0.4)	(0.8)	—
Net income	11.9	9.7	11.3

The following table summarizes total sales by product line for 2005, 2004 and 2003 respectively:

	Years Ended December 31,
	2005	2004	2003
Permeation Products and Services	$13,711,970	$14,290,547	$11,705,963
Gas, Headspace and Other Analyzer Products and Services	8,875,847	8,083,951	6,098,348
Other Instruments and Services	1,993,783	2,590,555	1,810,690
Total Sales	$24,581,600	$24,965,053	$19,615,001

The following table sets forth the relationship between various components of domestic and foreign sales, for 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
Domestic Sales	$12,294,985	$11,874,933	$11,829,930
Foreign Sales:
Europe	5,802,034	6,440,144	2,467,457
Asia	5,093,417	4,533,682	3,541,826
Other	1,391,164	2,116,294	1,775,788
Total foreign sales	12,286,615	13,090,120	7,785,071
Total Sales	$24,581,600	$24,965,053	$19,615,001

Sales

Sales were $24,581,600 in 2005, compared to $24,965,053 in 2004 and $19,615,001 in 2003. The $383,453, or 2% decrease in sales in 2005 versus 2004 was primarily the result of the decreased domestic and foreign sales volume of our permeation products, foreign sales volume of our weighing and pharmaceutical products, domestic sales volume of our consulting and analytical services and foreign sales volume of our sample preparation products, offset somewhat by increases in the domestic and foreign sales volume of our headspace analyzer and gas analyzer products. These sales volume decreases were generally the result of decreased demand. The impact of price increases was not significant in 2005. The 27% increase in sales from 2003 to 2004 was primarily the result of the Lippke acquisition, which provided $3,824,782 in net incremental sales. On a product basis, the increase was primarily due to increased foreign sales volume of our permeation products, foreign sales volume of our leak detection products, domestic sales volume of our gas analyzer products, foreign sales volume of our headspace analyzer products, and foreign sales volume of our weighing products, offset somewhat by decreases in the domestic sales volume of our permeation products and domestic sales volume of our weighing products. These sales volume increases were generally the result of increased demand. The impact of price increases in 2004 was not significant.

Domestic sales were $12,294,985, or 50% of total sales in 2005, an increase of 4% compared to $11,874,933, or 48% in 2004, and $11,829,930, or 60% in 2003. Foreign sales were $12,286,615, or 50% of total sales in 2005, a decrease of 6% compared to $13,090,120, or 52% of sales in 2004, and $7,785,071, or 40% of total sales in 2003.

Permeation Products and Services

Sales of our permeation products were $13,711,970, $14,290,547 and $11,705,963, approximately 56%, 57% and 60% of our consolidated sales in 2005, 2004 and 2003, respectively. The $578,577, or 4% decrease in permeation sales in 2005 compared to 2004, was primarily due to decreases in foreign sales and, to a lesser extent, to a decrease in domestic sales. The increase in sales of $2,584,584 from 2003 to 2004 included $1,962,576 in net incremental sales from Lippke into the European market. We believe that the domestic market for our permeation products, which is where we initially introduced our permeation products when our company was founded, is maturing, but that the market for our permeation products outside of the United States, where the demand for sophisticated packaging and other products is continuing to develop, and the use of our equipment is still in many areas somewhat limited, is likely to continue to grow. No assurance can be provided, however, that the international market for our permeation products will grow.

Gas, Headspace and Other Analyzer Products and Services

Sales of our gas analysis and monitoring instrumentation products through our Baseline-MOCON, Inc. subsidiary were $3,959,426, $3,560,351 and $2,980,271, approximately 16%, 14% and 15% of our consolidated sales in 2005, 2004 and 2003, respectively. The $399,075, or 11% increase in sales in 2005 as compared to 2004 was primarily due to continued customer acceptance of Baseline’s products in both the domestic and foreign markets. The $580,080, or 19% increase in sales in 2004 as compared to 2003 was primarily due to increased sales in 2004 of the piD-TECHTM photoionization detector on an OEM basis to other manufacturers. In order to reduce operating costs and increase operating efficiencies, we moved the majority of Baseline’s production to our facility in Minneapolis, Minnesota in 2004.

Sales of our headspace analyzer and leak detection products were approximately 15%, 13% and 10% of our consolidated sales, in 2005, 2004 and 2003, respectively. The 16% increase in sales in 2005 compared to 2004 was primarily due to continued increases in sales of hand-held headspace analyzer products, primarily into our domestic market. The 67% increase in sales in 2004 compared to 2003 was primarily due to increases in foreign sales, the majority of which were attributable to net incremental sales from Lippke.

Sales of our weighing and pharmaceutical products were approximately 5%, 5% and 6% of our consolidated sales in 2005, 2004 and 2003, respectively. Weighing and pharmaceutical product sales decreased 10% in 2005 versus 2004, primarily due to decreases in foreign sales, offset somewhat by increases in sales to domestic customers. Weighing and pharmaceutical product sales increased 10% in 2004 versus 2003, primarily due to increases in foreign sales, offset somewhat by decreases in sales to domestic customers. The increase in foreign sales includes net incremental sales from Lippke to customers in Europe, consisting primarily of commissions earned relating to tablet inspection systems. Because of significant competition in the market for weighing products, we do not expect the sales of our weighing and pharmaceutical products to increase in 2006.

Other Instruments and Services

Sales of our sample preparation products through LCI amounted to approximately 2% of our consolidated sales in each of the years 2005, 2004 and 2003. Sales of sample preparation products decreased 17% in 2005 as compared to 2004, due primarily to a decrease in foreign sales, offset by a slight increase in domestic sales. Sales of sample preparation products increased 53% in 2004 as compared to 2003, due primarily to an increase in foreign sales, particularly of a unit designed for high temperature polymer analysis.

Sales of our gas chromatography analyzer products through our Microanalytics Instrumentation Corp. (Microanalytics) subsidiary were approximately 2%, 3% and 3% of our consolidated sales, in 2005, 2004 and 2003, respectively. Sales in 2005 decreased 20% as compared to 2004 due primarily to decreased revenues associated with sales of Microanalytics’ testing services in our domestic market. A 24% increase in sales in 2004 as compared to 2003 was due primarily to increased revenues associated with sales of Microanalytics’ testing services. The majority of Microanalytics’ sales are to domestic customers.

Consulting and analytical services (CAS) sales were approximately 2%, 3% and 4% of our consolidated sales in 2005, 2004 and 2003, respectively. The majority of CAS sales are to domestic customers.

Gross Profit

Our gross profits were $13,792,950, $13,449,162 and $10,761,490, approximately 56%, 54% and 55% of our consolidated sales, in 2005, 2004 and 2003, respectively. The 2005 gross profit margin as a percentage of total sales was somewhat higher than 2004 due primarily to certain non-recurring costs incurred in 2004. These costs were associated with the transfer of the majority of our Baseline subsidiary’s production to our facility in Minneapolis, Minnesota, to expenses associated with the amortization of intangible assets acquired as part of the purchase of Lippke and to the scrapping of inventory that had become obsolete. However, in 2005, our product mix included less permeation product sales, which on average carry a higher gross margin and thus somewhat reduced the overall gross margin for 2005. The 2004 gross profit margin as a percentage of total sales was somewhat lower than 2003 due primarily to the non-recurring costs noted above, offset somewhat by the product mix in 2004 including more permeation product sales, which on average carry a higher gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in 2005 were $8,008,326, or 33% of sales, compared to $8,275,637, or 33% of sales in 2004, and $6,267,383, or 32% of sales in 2003. The $267,311 decrease in SG&A expenses from 2004 to 2005 was primarily due to decreased number of sales personnel and also the expense associated with the LCI intangible technology rights one-time impairment charge in 2004. The increase in the dollar amount of SG&A expenses from 2003 to 2004 was primarily due to the addition of Lippke’s SG&A expenses in 2004, to the expense associated with the LCI intangible technology rights one-time impairment charge in 2004, and to a lesser extent to recently enacted changes in securities laws and regulations more fully described under “Item1A. Risk Factors,” which increased certain general and administrative costs in 2004.

Research and Development Expenses

Research and development (R&D) expenses were $1,765,662, or approximately 7% of sales in 2005, compared to $1,371,700, or approximately 6% of sales in 2004, and $1,313,379, or approximately 7% of sales in 2003. The increase of $393,962 in 2005 compared to 2004 is the result of our focus on business development opportunities in our core product areas. We believe continued R&D expenditures are necessary as we develop new products to expand in our niche markets. For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income consists primarily of earnings on investments and currency exchange rate gains and losses. Other income increased to $338,147 in 2005 from $123,448 in 2004 and $126,711 in 2003. The increase in 2005 compared to 2004 was primarily due to gains on the exchange of foreign currency, higher average investment balances and higher average investment yields and, to a lesser extent, gains on the sales of fixed assets. The slight decrease in 2004 compared to 2003 was primarily due to lower average investment balances and lower average investment yields.

Income Tax Expense

Our provision for income taxes was 30.6% of income before income taxes in 2005, 32.9% in 2004, and 33.0% in 2003. The provision for 2005 was favorably impacted as the result of a $156,000 reduction in accrued income taxes related to the completion of an Internal Revenue Service examination. The current year provision would have been 34.2% without this adjustment. Based on current operating conditions and income tax laws, we expect our core tax rate for 2006 to be in the range of 33% to 35%.

The American Jobs Creation Act of 2004 (the Act) was passed in October 2004 and included numerous law changes, some of which affect our tax computations. The provisions of the Act include a new deduction for U.S. manufacturers, the repeal of the extraterritorial income exclusion and a provision regarding the repatriation of foreign earnings.

Net Income

Net income was $2,915,269 in 2005 compared to $2,428,688 in 2004, and $2,211,305 in 2003. Diluted net income per share was $0.53 in 2005 compared to $0.44 in 2004 and $0.40 in 2003.

Liquidity and Capital Resources

We have historically financed our operations and capital equipment requirements through cash flows generated from operations. Total cash, cash equivalents and marketable securities increased $1,332,650 during 2005 to $9,021,369 as of December 31, 2005, compared to $7,688,719 at December 31, 2004. Our working capital as of December 31, 2005 increased $1,887,704 to $13,839,333, compared to $11,951,629 at December 31, 2004. We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures, dividend payments, stock repurchases, and required earnout payments to the former parent company of Lippke, for at least the next twelve months. However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies. We may need to fund such activities, should they arise, with a portion of our cash balances and debt and/or equity financing.

Cash Flow

Cash Flows from Operating Activities

Our primary source of funds is cash provided by continuing operations. Cash flow from continuing operations totaled $2,993,313, $5,304,232 and $3,438,183 in 2005, 2004 and 2003, respectively. In 2005, cash provided by operating activities decreased by $2,310,919, or 44%, compared to 2004. This decrease was due primarily to the increases in inventories and net deferred income taxes and the reduction in accounts payable and other accrued expenses, offset somewhat by higher net income. The 54% increase in 2004 compared to 2003 was primarily due to higher net income, the reduction in inventories and increases in accounts payable and other accrued expenses, offset somewhat by the increases in deferred income taxes and trade accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities from continuing operations totaled $1,642,339 in 2005 as compared to $1,492,763 in 2004 and $3,008,278 in 2003. Net (purchases of)/proceeds from marketable securities were ($1,096,578), $345,995 and ($2,312,942) in 2005, 2004 and 2003, respectively. Purchases of property, plant and equipment totaled $232,360 in 2005, primarily for additions of office, manufacturing and laboratory equipment, as compared to $521,133 and $118,254 in 2004 and 2003, respectively. We had no material commitments for capital expenditures as of December 31, 2005. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations, and we expect purchases in 2006 to be similar to the levels in 2005.

Cash paid in acquisitions (net of cash acquired) in 2003 of $253,514 related to the purchase of the Vaculok product line. The amounts in 2004 and 2005 of $1,265,648 and $325,825, respectively, were related to the purchase of Lippke. The 2005 amount resulted from an adjustment of the second earnout payment between the minimum amount originally recorded and the amount paid, based on actual earnings.

Cash Flows from Financing Activities

The primary use of cash in 2005, 2004 and 2003 was for the payment of dividends to our shareholders, in the amounts of $1,502,284, $1,393,506 and $1,377,725, respectively. In addition, during 2004, we made final dividend payments of $449,087 to Lippke’s former parent company.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock. As of December 31, 2005, the entire $2,000,000 was remaining in the current authorization. During 2004 and 2003, we made repurchases of our common stock totaling $900,360 and $627,606, respectively, related to a previous authorization.

Cash flow from the exercise of stock options was generated in the amounts of $399,599, $287,764 and $149,999, for the years 2005, 2004 and 2003, respectively.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2005 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$1,453	$383	$934	$136	$—
Total contractual cash obligations	$1,453	$383	$934	$136	$—

In connection with the Lippke acquisition, we were obligated to make three future earnout payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005 and 2006. We made the first payment of $549,257 in the first quarter 2005, and expect to make the second payment of $433,339 in the first quarter 2006. The final payment is expected to be paid in the first quarter 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from “qualified production activities income” as defined in the American Jobs Creation Act of 2004 (the Act). FSP 109-1 requires this deduction be treated as a special deduction in accordance with SFAS 109, which does not require a revaluation of our U.S. deferred tax assets. We have applied the guidance in FSP 109-1 with regard to recognition of this tax deduction during 2005. The application of FSP 109-1 did not have a material impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 (SFAS 151), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS 151 in the fiscal year beginning January 1, 2006. We do not expect the adoption of SFAS 151 to have a significant impact on our results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (SFAS 123(R)), which is a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (Opinion 25) which allowed companies to use the intrinsic value method of valuing share-based payment transactions and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. We expect to adopt SFAS 123(R) on January 1, 2006. The adoption of SFAS 123(R)’s fair value method is expected to have an impact on our results of operations, though it will have no impact on our overall financial position.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We expect to adopt SFAS 123(R) effective January 1, 2006 using the modified prospective method.

The impact of adoption of SFAS 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Future compensation cost, net of tax effects, related to unvested stock compensation as of December 31, 2005 is expected to be approximately $173,000 in 2006, $63,000 in 2007, $25,000 in 2008 and $7,000 in 2009 (as valued and calculated under SFAS 123 for pro forma disclosures). Actual share-based compensation expense in future periods will be dependent upon amounts and value of future awards. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts of operating cash flows recognized in prior periods for such excess tax deductions in 2003, 2004 and 2005.

As permitted by SFAS 123, we currently account for share-based payments using Opinion 25’s intrinsic value method of valuing share-based payment transactions and, as such, generally recognize no compensation cost for employee stock options.

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

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and Report of Independent Registered Public Accounting Firm are included beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2005
Sales	$6,445	$6,382	$5,670	$6,085
Gross profit	$3,562	$3,537	$3,221	$3,473
Net income	$794	$775	$594	$752
Net income per common share:
Basic	$0.15	$0.14	$0.11	$0.14
Diluted	$0.14	$0.14	$0.11	$0.14
2004
Sales	$5,716	$6,091	$6,350	$6,808
Gross profit	$3,027	$3,383	$3,499	$3,540
Net income	$336	$630	$728	$735
Net income per common share:
Basic	$0.06	$0.12	$0.14	$0.14
Diluted	$0.06	$0.12	$0.13	$0.13

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under Item 10 of this report is to be contained under the headings “Election of Directors—Information About Nominees,” “Election of Directors—Other Information About Nominees,” “Election of Directors—Information About the Board of Directors and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

The information concerning our executive officers is included in this report under Item 4A, “Executive Officers of Registrant” and is incorporated herein by reference.

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

MOCON, Inc.
7500 Boone Avenue North
Minneapolis, Minnesota 55428
Attention:  Chief Financial Officer

ITEM 11.         EXECUTIVE COMPENSATION

The information required under Item 11 of this report is to be contained under the headings “Election of Directors—Director Compensation” and “Executive Compensation and Other Benefits” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 of this report is to be contained under the headings “Principal Shareholders and Beneficial Ownership of Management” and “Executive Compensation and Other Benefits—Equity Compensation Plan Information” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under Item 13 of this report is to be contained under the heading “Related Party Relationships and Transactions” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 of this report is to be contained under the headings “Ratification of Selection of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax and Other Fees” and “Ratification of Selection of Independent Registered Public Accounting Firm—Auditor Fees Pre-Approval Policy” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.      Financial Statements

The following consolidated financial statements of MOCON, Inc. and its subsidiaries are included herein:

2.                 Financial Statement Schedules

The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

Under date of February 24, 2006, we reported on the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in this annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Minneapolis, Minnesota
February 24, 2006

Financial Statement Schedule:

II—Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

SCHEDULE II
MOCON, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

Description	Balance at beginning of year	Charged to costs and expenses		Deductions	Balance at end of year
Year ended December 31, 2003
Allowance for doubtful accounts and sales returns	$202,074	43,500		1,897	243,677
Year ended December 31, 2004
Allowance for doubtful accounts and sales returns	$243,677	173,147	(1)	194,784	222,040
Year ended December 31, 2005
Allowance for doubtful accounts and sales returns	$222,040	30,668		60,262	192,446

(1)          Includes adjustment for acquisition of Lippke.

3.                 Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index.

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 20, 2006, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn:  Shareholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a):

A.             1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 000-09273)).

B.              1998 Stock Option Plan, as amended, (incorporated by reference to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)).

C.              Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-09273)).

D.             2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan for 2003 and subsequent years (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-09273)).

E.              Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)).

F.               Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)).

G.            Description of Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)).

H.            Description of Non-Employee Director Compensation Arrangements (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)).

I.                  Description of Executive Officer Compensation Arrangements (filed herewith).

(b)         Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index.

(c)          Financial Statement Schedules

See Item 15(a)(2) above for the financial statement schedules filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006	MOCON, INC.
	By:	/s/ Robert L. Demorest
Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ Darrell B. Lee
Darrell B. Lee, Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 31, 2006.

Signature and Title
/s/ Robert L. Demorest
Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer
/s/ Dean B. Chenoweth
Dean B. Chenoweth, Director
/s/ J. Leonard Frame
J. Leonard Frame, Director
/s/ Robert F. Gallagher
Robert F. Gallagher, Director
/s/ Daniel W. Mayer
Daniel W. Mayer, Director
/s/ Ronald A. Meyer
Ronald A. Meyer, Director
/s/ Richard A. Proulx
Richard A. Proulx, Director
/s/ Tom C. Thomas
Tom C. Thomas, Director

MOCON, INC. AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
February 24, 2006

MOCON, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,889,323	2,648,879
Marketable securities, current	5,961,793	4,808,840
Trade accounts receivable, less allowance for doubtful accounts of $192,446 in 2005 and $222,040 in 2004	4,237,240	4,297,884
Other receivables	124,403	44,941
Inventories	4,057,514	3,778,376
Prepaid expenses	313,042	362,607
Deferred income taxes	582,948	435,864
Assets held for sale	90,809	346,150
Total current assets	18,257,072	16,723,541
Marketable securities, noncurrent	170,253	231,000
Property, plant, and equipment, net	1,551,883	1,830,641
Other assets:
Software development costs, net of accumulated amortization of $943,743 in 2005 and $766,490 in 2004	62,678	239,931
Goodwill	2,641,599	2,315,774
Technology rights and other intangibles, net	808,266	1,030,847
Other	165,137	143,803
Total other assets	3,677,680	3,730,355
Total assets	$23,656,888	22,515,537
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,847,133	2,107,268
Accrued compensation and vacation	995,528	1,024,958
Other accrued expenses	440,510	457,640
Accrued product warranties	327,015	352,634
Accrued income taxes	402,285	455,718
Dividends payable	405,268	373,694
Total current liabilities	4,417,739	4,771,912
Obligations to former employees	93,735	112,720
Minimum earnout payable	107,514	247,708
Deferred income taxes	239,282	182,651
Total non-current liabilities	440,531	543,079
Total liabilities	4,858,270	5,314,991
Stockholders’ equity:
Capital stock—undesignated—authorized 3,000,000 shares	—	—
Common stock—$0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,403,573 shares in 2005 and 5,338,489 shares in 2004	540,357	533,849
Capital in excess of par value	592,796	199,705
Retained earnings	17,759,120	16,377,709
Accumulated other comprehensive (loss) income	(93,655)	89,283
Total stockholders’ equity	18,798,618	17,200,546
Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$23,656,888	22,515,537

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Sales:
Products	$22,876,304	23,024,648	17,733,898
Consulting services	1,705,296	1,940,405	1,881,103
Total sales	24,581,600	24,965,053	19,615,001
Cost of sales:
Products	9,857,885	10,516,518	7,936,183
Consulting services	930,765	999,373	917,328
Total cost of sales	10,788,650	11,515,891	8,853,511
Gross profit	13,792,950	13,449,162	10,761,490
Selling, general, and administrative expenses	8,008,326	8,275,637	6,267,383
Research and development expenses	1,765,662	1,371,700	1,313,379
Operating income	4,018,962	3,801,825	3,180,728
Other income	338,147	123,448	126,711
Income before income taxes	4,357,109	3,925,273	3,307,439
Income taxes	1,334,627	1,291,109	1,091,604
Income from continuing operations	3,022,482	2,634,164	2,215,835
Loss from discontinued operations, net of tax	(107,213)	(205,476)	(4,530)
Net income	$2,915,269	2,428,688	2,211,305
Basic net income per common share:
Income from continuing operations	$0.56	0.49	0.41
Loss from discontinued operations	(0.02)	(0.04)	—
Basic net income per common share	0.54	0.45	0.41
Basic weighted average common shares outstanding:	5,370,335	5,351,106	5,410,010
Diluted net income per common share:
Income from continuing operations	$0.55	0.48	0.40
Loss from discontinued operations	(0.02)	(0.04)	—
Diluted net income per common share	0.53	0.44	0.40
Diluted weighted average common shares outstanding:	5,534,280	5,471,420	5,503,911

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005, 2004 and 2003

					Accumulated
	Common stock		Capital in		other
	Number		excess of	Retained	comprehensive
	of shares	Amount	par value	earnings	income (loss)	Total
Balance, December 31, 2002	5,470,189	$547,019	45,567	15,785,601	1,635	16,379,822
Stock options exercised	28,501	2,850	167,375	—	—	170,225
Purchase and retirement of common stock	(92,501)	(9,250)	(94,609)	(540,342)	—	(644,201)
Dividends declared ($.26 per share)	—	—	—	(1,404,036)	—	(1,404,036)
Net income	—	—	—	2,211,305	—	2,211,305
Adjustment for unrealized gain on marketable equity securities	—	—	—	—	1,583	1,583
Comprehensive income						2,212,888
Balance, December 31, 2003	5,406,189	540,619	118,333	16,052,528	3,218	16,714,698
Stock options exercised	46,300	4,630	283,134	—	—	287,764
Purchase and retirement of common stock	(114,000)	(11,400)	(201,762)	(687,198)	—	(900,360)
Dividends declared ($.265 per share)	—	—	—	(1,416,309)	—	(1,416,309)
Net income	—	—	—	2,428,688	—	2,428,688
Cumulative translation adjustment	—	—	—	—	92,043	92,043
Adjustment for unrealized (loss) on marketable equity securities	—	—	—	—	(5,978)	(5,978)
Comprehensive income						2,514,753
Balance, December 31, 2004	5,338,489	533,849	199,705	16,377,709	89,283	17,200,546
Stock options exercised	70,404	7,040	443,496	—	—	450,536
Purchase and retirement of common stock	(5,320)	(532)	(50,405)	—	—	(50,937)
Dividends declared ($.285 per share)	—	—	—	(1,533,858)	—	(1,533,858)
Net income	—	—	—	2,915,269	—	2,915,269
Cumulative translation adjustment	—	—	—	—	(178,566)	(178,566)
Adjustment for unrealized (loss) on marketable equity securities	—	—	—	—	(4,372)	(4,372)
Comprehensive income						2,732,331
Balance, December 31, 2005	5,403,573	$540,357	592,796	17,759,120	(93,655)	18,798,618

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$2,915,269	2,428,688	2,211,305
Loss from discontinued operations, net of tax	107,213	205,476	4,530
Income from continuing operations	3,022,482	2,634,164	2,215,835
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
(Gain) loss on disposition of long-term assets	(23,408)	7,375	35,494
Depreciation and amortization	914,503	1,393,140	983,033
Impairment of technology rights and other intangibles	—	240,000	—
Deferred income taxes	(187,096)	(502,202)	(183,998)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(63,932)	(152,696)	422,517
Other receivables	(80,144)	40,711	(12,826)
Inventories	(339,529)	489,635	75,266
Prepaid expenses	46,540	(641)	(24,195)
Accounts payable	(120,810)	615,418	(157,960)
Accrued compensation and vacation	(6,236)	63,627	145,348
Other accrued expenses	(196,171)	313,326	(4,871)
Accrued product warranties	(16,813)	19,280	12,706
Accrued income taxes	43,927	143,095	(68,166)
Net cash provided by continuing operations	2,993,313	5,304,232	3,438,183
Net cash provided by (used in) discontinued operations	114,580	(168,003)	(39,806)
Net cash provided by operating activities	3,107,893	5,136,229	3,398,377
Cash flows from investing activities:
Purchases of marketable securities	(6,769,402)	(4,519,996)	(5,303,838)
Proceeds from sales or maturities of marketable securities	5,672,824	4,865,991	2,990,896
Cash paid in acquisitions, net of cash acquired	(325,825)	(1,265,648)	(253,514)
Purchases of property, plant and equipment	(232,360)	(521,133)	(118,254)
Proceeds from sale of fixed assets	93,012	—	—
Purchases and development of software	—	—	(205,127)
Purchases of patents and trademarks	(59,254)	(45,320)	(111,950)
Other	(21,334)	(6,657)	(6,491)
Net cash used in continuing operations	(1,642,339)	(1,492,763)	(3,008,278)
Net cash used in discontinued operations	—	(6,127)	(217,540)
Net cash used in investing activities	(1,642,339)	(1,498,890)	(3,225,818)
Cash flows from financing activities:
Proceeds from the exercise of stock options	399,599	287,764	149,999
Purchase and retirement of common stock	—	(900,360)	(627,606)
Dividends paid to former parent company of Paul Lippke Handels	—	(449,087)	—
Dividends paid to MOCON shareholders	(1,502,284)	(1,393,506)	(1,377,725)
Net cash used in financing activities	(1,102,685)	(2,455,189)	(1,855,332)
Effect of exchange rate changes on cash and cash equivalents	(122,425)	66,892	—
Net increase (decrease) in cash and cash equivalents	240,444	1,249,042	(1,682,773)
Cash and cash equivalents:
Beginning of year	2,648,879	1,399,837	3,082,610
End of year	$2,889,323	2,648,879	1,399,837
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,419,415	1,010,222	1,341,163
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$405,268	373,694	350,891
Unrealized holding (loss) gain on available-for-sale securities	(4,372)	(5,978)	1,583
Noncash purchase and retirement of common stock	50,937	—	16,595
Noncash exercise of stock options	50,937	—	20,226

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1)          Summary of Significant Accounting Policies

MOCON, Inc. (the Company) operated in a single industry segment: the development, manufacturing and marketing of measurement, analytical, monitoring, sample preparation and consulting products used to detect, measure and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical and other industries throughout the world. The following is a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.

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

(d)     Marketable Securities

Marketable securities at December 31, 2005 consist of United States government obligations, municipal bonds, and certificates of deposit. The Company classifies its debt and marketable equity securities as available-for-sale.

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

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

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

(f)       Property, Plant and Equipment

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

(g)     Goodwill, Other Intangible Assets and Software Development Costs

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The Company adopted the provisions of FASB Statement No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” as of January 1, 2002. Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Intangible assets consist of technology rights, patents, trademarks and other intangibles. Technology rights, patents, trademarks and other intangibles are carried at cost less accumulated amortization. Costs incurred in connection with applications for new patents are deferred until a final determination, with respect to the application, is made by appropriate regulatory agencies. Costs of patents abandoned are charged to income in the period of abandonment. Technology rights costs are amortized on a straight-line basis over 7 to 10 years. Patent costs are amortized over the lesser of 17 years or their estimated useful lives using the straight-line method. Trademarks are amortized over five years.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

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

(k)     Fair Value of Financial Instruments

The Company’s financial instruments are recorded in its consolidated balance sheet. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair values of investments in marketable securities are based on quoted market prices and are summarized in Note 2.

(l)        Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, we consider revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. Our terms are F.O.B. shipping point with no right of return, and customer acceptance of our products is not required. Our revenue recognition policy does not differ among our various product lines, our marketing venues, or various geographic destinations. We do not have distributors who stock our

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

equipment. We do not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

(m)      Advertising Costs

The Company incurs advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was $480,000, $432,000 and $420,000 in 2005, 2004 and 2003, respectively.

(n)    Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and dilutive potential common shares outstanding during the year.

(o)     Stock-Based Employee Compensation

The Company uses the intrinsic-value method for employee stock-based compensation pursuant to Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees.” Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions for employee stock-based compensation and the fair-value method for non-employee stock-based compensation of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation.”  Accordingly, no compensation cost has been recognized with respect to the Company’s stock option plans. Had compensation cost for these plans been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
Net income—as reported	$2,915,269	2,428,688	2,211,305
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(141,097)	(196,203)	(253,317)
Net income—pro forma	$2,774,172	2,232,485	1,957,988
Net income per common share—as reported:
Basic	$0.54	0.45	0.41
Diluted	0.53	0.44	0.40
Net income per common share—pro forma:
Basic	0.52	0.42	0.36
Diluted	0.50	0.41	0.36

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

The pro forma amounts may not be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	3.0%	3.1%	3.3%
Expected volatility	31%	32%	37%
Risk-free interest rate	4.0%	3.4%	3.0%
Expected lives (in years)	7.9	7.8	7.9

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (SFAS 123(R)), which is a revision of SFAS 123. This statement supersedes Opinion 25 which allowed companies to use the intrinsic value method of valuing share-based payment transactions and amends SFAS Statement No. 95, “Statement of Cash Flows.”  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This standard will be effective for the Company starting with the first quarter of 2006. The adoption of SFAS 123(R)’s fair value method is expected to have an impact on the Company’s results of operations, though it will have no impact on the Company’s overall financial position.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods. The Company plans to adopt the “modified prospective” transition method, whereby compensation cost related to unvested awards as of the effective date will be recognized as calculated for pro forma disclosures under SFAS 123, and costs related to new awards will be recognized in accordance with SFAS 123(R). The Company also plans to continue using the Black-Scholes option-pricing model to value option grants. Actual share-based compensation expense in future periods will be dependent upon amounts and value of future awards.

As permitted by SFAS 123, we currently account for share-based payments using Opinion 25’s intrinsic value method of valuing share-based payment transactions and, as such, generally recognize no compensation cost for employee stock options.

(p)     Reclassifications

Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(2)          Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type at December 31, 2005 and 2004 were as follows:

	2005
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Available for sale:
Municipal bonds	$2,385,177	152	(6,301)	2,379,028
Certificates of deposit	3,754,001	69	(1,052)	3,753,018
	$6,139,178	221	(7,353)	6,132,046

	2004
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Available for sale:
Municipal bonds	$1,996,790	972	(3,864)	1,993,898
Certificates of deposit	3,045,810	175	(43)	3,045,942
	$5,042,600	1,147	(3,907)	5,039,840

There were no gross realized gains or losses for the years ended December 31, 2005, 2004 and 2003.

Maturities of investment securities classified as available-for-sale were as follows at December 31, 2005 and 2004:

	2005		2004
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Available-for-sale:
Due within one year	$5,968,720	5,961,793	4,811,600	4,808,840
Due after one year	170,458	170,253	231,000	231,000
	$6,139,178	6,132,046	5,042,600	5,039,840

(3)          Inventories

The major components of inventories at December 31, 2005 and 2004 were as follows:

	2005	2004
Finished products	$656,587	717,507
Work-in-process	1,511,314	1,395,364
Raw materials	1,889,613	1,665,505
	$4,057,514	3,778,376

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(4)          Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and 2004 consisted of the following:

			Estimated
	2005	2004	useful lives
Land	$200,000	200,000	—
Buildings	445,833	445,833	27 years
Machinery and equipment	3,517,045	3,639,415	3 to 10 years
Office equipment	979,199	1,066,399	2 to 15 years
Leasehold improvements	665,014	658,775	1 to 5 years
Vehicles	205,351	186,038	3 to 5 years
Total property, plant, and equipment	6,012,442	6,196,460
Less accumulated depreciation	(4,460,559)	(4,365,819)
Net property, plant, and equipment	$1,551,883	1,830,641

Depreciation and amortization of property, plant and equipment charged to income was $486,495, $550,382 and $529,542 for the years ended December 31, 2005, 2004 and 2003, respectively.

(5)          Goodwill and Other Intangible Assets

We adopted SFAS 142 effective January 1, 2002. As required by SFAS 142, we performed a transitional goodwill impairment assessment to determine whether there was an indication that goodwill was impaired at the date of adoption. In connection therewith, the Company determined that it consisted of a single reporting unit and determined the Company’s fair value and compared it to the Company’s carrying amount. As of January 1, 2002, the Company’s fair value exceeded its carrying amount. Therefore, there was no indication that goodwill was impaired, and the Company did not record any transitional impairment loss. In addition to its transitional goodwill impairment assessment, the Company also completed its annual impairment tests during the fourth quarters of 2005 and 2004 and determined there was no impairment.

Goodwill

As of December 31, 2005, goodwill amounted to $2,641,599, which includes the addition in 2005 of $325,825 related to the acquisition of Paul Lippke Handels-GmbH. As of December 31, 2004, goodwill amounted to $2,315,774, which included a 2004 addition of $968,979 related to the acquisition of Paul Lippke Handels-GmbH.

Impairment of Other Intangible Assets

During 2004, the Company completed a review and analysis of its Lab Connections, Inc. (LCI) subsidiary and the carrying amount of the remaining net balance of intangible technology rights. LCI experienced operating losses during 2003 and 2004, and forecasted operating results indicated that the subsidiary’s undiscounted cash flows were not adequate to allow LCI sufficient cash flow to fully realize the remaining intangible technology rights value. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded an impairment charge of $240,000. The charge, recorded in selling, general and administrative

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

expenses, is equal to the difference between the carrying amount of the intangible technology rights and its fair value as estimated, based on discounted projected cash flows. As further explained in Note 15, LCI was sold in February 2006.

Other Intangible Assets

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2005
	Carrying Amount	Accumulated Amortization	Net
Patents	$614,594	$(249,713)	$364,881
Trademarks and tradenames	385,053	(160,069)	224,984
Technology rights	184,008	(146,768)	37,240
Other intangibles	715,043	(533,882)	181,161
	$1,898,698	$(1,090,432)	$808,266

	As of December 31, 2004
	Carrying Amount	Accumulated Amortization	Net
Patents	$548,748	$(221,288)	$327,460
Trademarks and tradenames	392,015	(90,413)	301,602
Technology rights	184,008	(120,481)	63,527
Other intangibles	715,043	(376,785)	338,258
	$1,839,814	$(808,967)	$1,030,847

Amortization expense was $292,486, $439,073 and $180,403 in 2005, 2004 and 2003, respectively.

Estimated amortization expense for the fiscal years 2006 to 2010 and thereafter is $275,797, $164,603, $107,871, $45,032, $29,411 and $90,170, respectively.

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

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Warranty provisions and claims for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Balance at			Balance
	beginning	Warranty	Warranty	at end
Years:	of year	Provisions	Claims	of year
Year ended December 31, 2003
Allowance for product warranties	$266,933	336,346	323,640	279,639
Year ended December 31, 2004
Allowance for product warranties	$279,639	480,132 (1)	407,137	352,634
Year ended December 31, 2005
Allowance for product warranties	$352,634	318,635	344,254	327,015

(1)          Includes adjustment for acquisition of Lippke.

(7)          Commitments and Contingencies

(a)         Leases

The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through June 2010 and require the Company to pay operating costs, including real estate taxes.

Rental expense, including charges for operating costs, was $382,765, $487,776 and $443,929 in 2005, 2004 and 2003, respectively.

The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2005:

Year ending December 31:
2006	$383,129
2007	358,971
2008	303,960
2009	271,446
2010	135,723
Thereafter	—
$1,453,229

(b)          Executive Severance Agreements

The Company has entered into severance agreements with three executives that require payment of two times their annual salary if they are terminated within 24 months after a change of control occurs or upon the occurrence of other events as described in the agreements.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(8)          Income Taxes

Income from continuing operations before income taxes was as follows:

	2005	2004	2003
Income before income taxes
Domestic	$3,283,000	3,217,000	3,307,000
Foreign	1,074,000	708,000	—
Total	4,357,000	3,925,000	3,307,000

The provision for income taxes consists of the following:

	2005	2004	2003
Current tax expense:
Federal	$909,000	1,149,000	1,143,000
State	147,000	131,000	133,000
Foreign	466,000	513,000	—
Total current expense	1,522,000	1,793,000	1,276,000
Deferred tax expense:
Federal	(124,000)	(256,000)	(177,000)
State	(10,000)	(21,000)	(7,000)
Foreign	(53,000)	(225,000)	—
Total deferred expense	(187,000)	(502,000)	(184,000)
Provision for income taxes	$1,335,000	1,291,000	1,092,000

The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income for years ended December 31,
	2005	2004	2003
Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	2.0	2.0	2.5
Export incentives	(2.1)	(3.5)	(3.8)
Domestic manufacturing deduction	(0.8)	—	—
Effect of foreign operations	1.1	1.3	—
Tax-exempt investment earnings	(0.4)	(0.3)	(0.2)
Reduction of tax contingency accrual	(3.6)	—	—
Other	0.4	(0.9)	0.5
Effective income tax rate	30.6%	32.6%	33.0%

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$68,000	78,000
Inventory costs	72,000	63,000
Inventory accrual	248,000	174,000
Warranty accrual	102,000	111,000
Other accruals	104,000	97,000
Total deferred tax assets	594,000	523,000
Deferred tax liabilities:
Fixed assets and intangibles	(250,000)	(270,000)
Total deferred tax liabilities	(250,000)	(270,000)
Net deferred tax asset	$344,000	253,000

The Company has determined that establishing a valuation allowance for the deferred tax assets is not required since it is more likely than not that the deferred tax assets will be realized through future taxable income.

As of December 31, 2005, there were approximately $1,100,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be partially offset by available foreign tax credits.

(9)          Stockholders’ Equity

From time to time, the Company’s board of directors authorizes the repurchase of common stock. On November 9, 2005, the Company’s board of directors authorized the repurchase of up to $2,000,000 in shares of the Company’s common stock. As of December 31, 2005, $2,000,000 was remaining in this authorization.

As of December 31, 2005, the Company has reserved 75,193 shares of common stock for options that are still available for grant under the Company’s stock option plans, and 850,449 shares for options that have been granted but have not yet been exercised.

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

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Information regarding the Company’s stock option plans for 2005, 2004 and 2003 was as follows:

	Shares	Weighted average exercise price
Options outstanding, December 31, 2002	686,587	$6.89
Granted	174,250	8.08
Exercised	(28,501)	5.97
Canceled or expired	(21,924)	6.86
Options outstanding, December 31, 2003	810,412	7.17
Granted	102,000	9.18
Exercised	(46,300)	6.22
Canceled or expired	(27,673)	7.38
Options outstanding, December 31, 2004	838,439	7.46
Granted	106,200	8.91
Exercised	(70,404)	6.40
Canceled or expired	(23,786)	8.43
Options outstanding, December 31, 2005	850,449	$7.70

	2005	2004	2003
Weighted average fair value of options, granted during the year	$2.00	2.58	2.46
Weighted average exercise price of options, exercisable at end of year	7.47	7.24	7.06
Options exercisable, at end of year	674,562	636,943	563,921

At December 31, 2005, the weighted average remaining contractual life of outstanding options was 6.7 years.

(10)                       Net Income Per Common Share

The following table presents a reconciliation of the denominators used in the computation of net income per common share—basic and net income per common share—diluted for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Weighted shares of common stock outstanding—basic	5,370,335	5,351,106	5,410,010
Weighted shares of common stock assumed upon exercise of stock options	163,945	120,314	93,901
Weighted shares of common stock outstanding—diluted	5,534,280	5,471,420	5,503,911

Outstanding stock options totaling 150,020, 157,120 and 64,695 at December 31, 2005, 2004 and 2003, have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(11)        Product Line, Geographical and Significant Customer Information

The Company operates in a single industry segment: the development, manufacturing and marketing of measurement, analytical, monitoring, sample preparation and consulting products used to detect, measure and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical and other industries throughout the world.

The following table summarizes total sales by product line for 2005, 2004 and 2003 respectively:

	Years Ended December 31,
	2005	2004	2003
Permeation Products and Services	$13,711,970	$14,290,547	$11,705,963
Gas, Headspace and Other Analyzer Products and Services	8,875,847	8,083,951	6,098,348
Other Instruments and Services	1,993,783	2,590,555	1,810,690
Total Sales	$24,581,600	$24,965,053	$19,615,001

The following table summarizes total sales, based upon the country to which sales to external customers were made for fiscal years 2005, 2004 and 2003. All of the Company’s tangible long-lived assets are located in the United States, except for an insignificant amount of property and equipment in Germany.

	Years Ended December 31,
	2005	2004	2003
Domestic Sales	$12,294,985	$11,874,933	$11,829,930
Foreign Sales:
Europe	5,802,034	6,440,144	2,467,457
Asia	5,093,417	4,533,682	3,541,826
Other	1,391,164	2,116,294	1,775,788
Total foreign sales	12,286,615	13,090,120	7,785,071
Total Sales	$24,581,600	$24,965,053	$19,615,001

The Company’s products are marketed outside of North America through various independent representatives. Our Lippke subsidiary in Germany, which was acquired effective January 1, 2004, accounted for 23%, 24% and 10% of sales in 2005, 2004 and 2003, respectively. See Note 13. In addition, one independent representative accounted for approximately 8% of consolidated sales in each of the years 2005, 2004 and 2003.

No single customer accounted for 10% or more of our consolidated revenues in any of the fiscal years ended December 31, 2005, 2004 and 2003.

(12)        Savings and Retirement Plan

The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company’s contributions to this plan in 2005, 2004 and 2003 were $78,265, $72,749 and $75,862, respectively.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(13)        Acquisitions

Effective January 1, 2004, we acquired Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) which is located in Germany. Lippke had been the primary distributor of our products in Europe for approximately 30 years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. The acquisition of Lippke provides us with a direct presence in Europe. We acquired all of the shares of Lippke for a base purchase price of $802,688. In addition, we are obligated to make three earnout payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005 and 2006, with a minimum payment amount of 100,000 euros per year which is included in the financial statements. The first payment was made during the first quarter of 2005 in the amount of $549,257, and we expect to make the second payment in the first quarter of 2006 in the amount of  $433,339. The purchase price of the acquisition was:

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

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

periods of less than 1 to 5 years. We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

The results of Lippke have been included in the consolidated financial statements since the date of acquisition of January 1, 2004. Unaudited pro forma results of operations for the year ended December 31, 2003 are included below. Such pro forma information assumes that the above acquisition had occurred as of January 1, 2003. This summary is not necessarily indicative of what our results of operations would have been had we been a combined entity during the period ended December 31, 2003, nor does it purport to represent results of operations for any future periods. Pro forma adjustments consist primarily of amortization of intangible assets.

	2003
	As reported	Proforma
Net sales	$19,615,001	22,692,713
Net income	2,211,305	2,830,468
Net income per common share:
Basic	0.41	0.52
Diluted	0.40	0.51

(14)        Discontinued Operations

In July 2005, the Company sold substantially all of the assets used in our discontinued Vaculok product line. As previously reported in the first quarter of 2005, the decision had been made to cease production of Vaculok vacuum insulated panels and exit the product line.

Pursuant to the sale agreement, the Company received an up-front payment of $125,000, along with the right to receive up to an additional $60,000 upon the occurrence of certain post-closing events. As a result of the sale, the Company recognized a pre-tax gain on disposal of approximately $69,000. When combined with additional operating expenses, this produced a pre-tax loss of approximately $169,000 for the year which is reported as discontinued operations in the consolidated statements of income. After tax, the total loss recognized from discontinued operations was approximately $107,000.

(15)                       Subsequent Event

In February 2006, the Company sold all of the outstanding capital stock of Lab Connections, Inc. (LCI). Pursuant to the sale agreement, the Company received a cash payment of approximately $517,000 in exchange for all the outstanding shares of LCI. As a result of the sale, the Company will have recognized an after-tax gain of approximately $90,000 in the first quarter ended March 31, 2006. The sale agreement calls for the Company to enter into and to negotiate the terms of a one-year manufacturing agreement with the purchaser, on terms mutually acceptable to both parties.

Sales of sample preparation products sold through LCI were approximately $505,000, $606,000 and $396,000 for 2005, 2004 and 2003, respectively.

MOCON, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit No.	Exhibit	Method of Filing
3.1	Restated Articles of Incorporation of MOCON, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended January 31, 1984 (File No. 000-09273)
3.2	Amendment to Restated Articles of Incorporation of MOCON, Inc., effective May 27, 1987	Incorporated by reference to Exhibit 3.1-1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 000-09273)
3.3	Amendment to Restated Articles of Incorporation of MOCON, Inc., effective June 28, 1991	Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed on August 15, 1991 (File No. 33-42255)
3.4	Amendment to Restated Articles of Incorporation of MOCON, Inc., effective May 21, 1998	Incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-09273)
3.5	Amendment to Restated Articles of Incorporation of MOCON, Inc., effective May 26, 1999	Incorporated by reference to Exhibit 3.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-09273)
3.6	Third Restated Bylaws of MOCON, Inc.	Incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 000-09273)
10.1	Office/Warehouse Lease, dated July 29, 1994, by and between MOCON, Inc and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-09273)

10.2	Lease Notification and Extension Agreement, dated June 6, 1997, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-09273)
10.3	Second Lease Notification and Extension Agreement, dated November 17, 1999, by and between MOCON, Inc. and Boone Associates LLC	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-09273)
10.4	1992 Stock Option Plan	Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 000-09273)
10.5	1998 Stock Option Plan, as amended	Incorporated by reference to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)
10.6	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-09273)
10.7	Purchase and Sale Agreement dated October 24, 2001 by and among MOCON, Inc., Questar InfoComm, Inc. and Questar Corporation	Incorporated by reference to Exhibit 2.1 to our Report on Form 8-K filed on November 6, 2001 (File No. 000-09273)
10.8	2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-09273)
10.9	Share Purchase Agreement, dated as of December 19, 2003 by and between Ahlström Capital Oy and MOCON, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 29, 2004 (File No. 000-09273)

10.10	Transfer Deed dated as of January 29, 2004 by and between Ahlström Capital Oy and MOCON, Inc.	Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on January 29, 2004 (File No. 000-09273)
10.11	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.12	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.13	Stock Purchase Agreement, dated February 27, 2006, by and among Leap Technologies, Lab Connections, Inc. and MOCON, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2006 (File No. 000-09273)
10.14	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)
10.15	Description of Non-Employee Director Compensation Arrangements	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)
10.16	Description of Executive Officer Compensation Arrangements	Filed herewith
21.1	Subsidiaries of MOCON, Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Filed herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Filed herewith