Form 10-Q
period 2006-03-31
MOCON INC
filed 2006-05-15
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission File Number 000-09273

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

YES  ☐    NO  ☒

5,417,698 Common Shares were outstanding as of April 30, 2006.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2006

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,303,154	$2,889,323
Marketable securities, current	5,705,808	5,961,793
Trade accounts receivable, less allowance for doubtful accounts of $192,182 in 2006 and $192,446 in 2005	3,930,357	4,237,240
Other receivables	130,144	124,403
Inventories	3,853,705	4,057,514
Prepaid expenses	269,302	313,042
Deferred income taxes	582,948	582,948
Assets held for sale	—	90,809
Total current assets	18,775,418	18,257,072

Marketable securities, noncurrent	—	170,253

Property, plant and equipment, net of accumulated depreciation of $4,544,149 in 2006 and $4,460,559 in 2005	1,559,078	1,551,883

Other assets:
Software development costs, net of accumulated amortization of $960,837 in 2006 and $943,743 in 2005	45,584	62,678
Goodwill	2,641,599	2,641,599
Technology rights and other intangibles, net	759,519	808,266
Other	166,855	165,137
Total other assets	3,613,557	3,677,680

TOTAL ASSETS	$23,948,053	$23,656,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,438,831	$1,847,133
Accrued compensation and vacation	796,323	995,528
Other accrued expenses	511,336	440,510
Accrued product warranties	273,695	327,015
Accrued income taxes	597,715	402,285
Dividends payable	405,532	405,268
Total current liabilities	4,023,432	4,417,739

Obligations to former employees	95,571	93,735
Minimum earnout payable	—	107,514
Deferred income taxes	222,592	239,282
Total noncurrent liabilities	318,163	440,531

Total liabilities	4,341,595	4,858,270

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,411,636 shares in 2006 and 5,403,573 shares in 2005	541,164	540,357
Capital in excess of par value	639,751	592,796
Retained earnings	18,488,081	17,759,120
Accumulated other comprehensive loss	(62,538)	(93,655)
Total stockholders’ equity	19,606,458	18,798,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,948,053	$23,656,888

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Sales:
Products	$6,081,098	$6,112,087
Consulting services	437,814	332,308
Total sales	6,518,912	6,444,395

Cost of sales:
Products	2,475,246	2,641,580
Consulting services	225,545	241,620
Total cost of sales	2,700,791	2,883,200

Gross profit	3,818,121	3,561,195

Selling, general and administrative expenses	1,919,140	2,082,588

Research and development expenses	453,519	420,628

Operating income	1,445,462	1,057,979

Other income	155,297	91,205

Income from continuing operations before income taxes	1,600,759	1,149,184

Income taxes	488,225	223,560

Income from continuing operations	1,112,534	925,624

Gain (loss) from discontinued operations, net of tax	22,225	(131,453)

Net income	$1,134,759	$794,171

Basic net income per common share:
Income from continuing operations	$0.21	$0.17
Gain (loss) from discontinued operations	—	(0.02)
Basic net income per common share:	$0.21	$0.15

Basic weighted average common shares outstanding	5,404,917	5,339,177

Diluted net income per common share:
Income from continuing operations	$0.21	$0.16
Gain (loss) from discontinued operations	—	(0.02)
Diluted net income per common share:	$0.21	$0.14

Diluted weighted average common shares outstanding	5,404,917	5,519,994

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,134,759	$794,171
(Gain) loss from discontinued operations, net of tax	(22,225)	131,453
Income from continuing operations	1,112,534	925,624
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Stock-based compensation expense	45,369	—
(Gain) loss on disposition of long-term assets	(92,345)	1,611
Depreciation and amortization	189,197	288,516
Deferred income taxes	(16,690)	(16,690)
Changes in operating assets and liabilities, net of effect of divestitures in 2006 and 2005:
Trade accounts receivable	220,797	257,547
Other receivables	(5,358)	(30,159)
Inventories	56,913	(400,016)
Prepaid expenses	41,956	60,071
Accounts payable	(444,524)	(101,917)
Accrued compensation and vacation	(198,194)	(170,856)
Other accrued expenses	(88,811)	(284,395)
Accrued product warranties	(21,000)	—
Accrued income taxes	195,422	(70,734)
Net cash provided by operating activities of continuing operations	995,266	458,602

Cash flows from investing activities:
Proceeds from sale of subsidiary	478,721	—
Purchases of marketable securities	(1,586,664)	(2,431,781)
Proceeds from sales or maturities of marketable securities	2,010,560	1,494,131
Purchases of property and equipment	(121,017)	(58,133)
Proceeds from sale of property and equipment	18,858	—
Purchases of patents and trademarks	(22,966)	(34,211)
Other	(1,718)	(16,182)
Net cash provided by (used in) investing activities of continuing operations	775,774	(1,046,176)

Cash flows from financing activities:
Proceeds from the exercise of stock options	260,518	28,134
Purchases and retirement of common stock	(258,125)	—
Dividends paid	(405,533)	(373,694)
Net cash used in financing activities of continuing operations	(403,140)	(345,560)

Net cash provided by discontinued operations	22,225	36,121

Effect of exchange rate changes on cash	23,706	(42,617)

Net increase (decrease) in cash and cash equivalents	1,413,831	(939,630)

Cash and cash equivalents:
Beginning of period	2,889,323	2,648,879
End of period	$4,303,154	$1,709,249

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$309,322	$279,112

Supplemental schedule of noncash investing and financing activities:
Unrealized holding loss on available-for-sale securities	$(2,342)	$(6,625)
Dividends accrued	405,532	373,694

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of income for the three-month periods ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006, and for all periods presented, have been made. The results of operations for the three-month periods ended March 31, 2006 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

We operate in a single industry segment:  the development, manufacturing, and marketing of measurement, analytical, monitoring and consulting products used to detect, measure, and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical, and other industries throughout the world.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of MOCON, Inc. and our subsidiaries after elimination of inter-company transactions and accounts.

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

Share-Based Compensation Expense

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

We adopted the modified prospective transition method of applying SFAS 123(R) which requires the application of the standard as of January 1, 2006. As a result, as of March 31, 2006, our results of operations reflected compensation expense for new stock options granted and vested during the first three months of fiscal 2006 and the unvested portion of previous stock option grants which will vest during fiscal 2006. Our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

Three Months Ended March 31, 2006
Total cost of stock-based compensation	$45,369
Amount capitalized in inventory and property and equipment	—
Amounts charged against income, before income taxes	45,369
Amount of income tax benefit recognized in earnings	—
Amount charged against net income	$45,369

Impact on net income per common share:
Basic	$0.01
Diluted	$0.01

Stock-based compensation expense was reflected in the statement of operations for the first quarter of fiscal 2006 as follows:

Three Months Ended March 31, 2006
Cost of sales	$13,380
Selling, general and administrative expenses	26,612
Research and development expenses	5,377
$45,369

Prior to the first quarter of fiscal 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25, using the intrinsic-value method. Under the guidelines of APB 25 compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company had adopted the disclosure-only provisions for employee stock-based compensation, and therefore, had not recorded compensation cost in its financial statements. Had compensation cost for stock-based compensation been determined consistent with SFAS 123(R), net income and net income per share would have been adjusted to the following pro forma amounts:

Three Months Ended March 31, 2005
Net income – as reported	$794,171
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,829)
Net income – pro forma	$765,342

Net income per common share – as reported:
Basic	$0.15
Diluted	$0.14
Net income per common share – pro forma:
Basic	$0.14
Diluted	$0.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the first quarter of fiscal 2006 and 2005 using the Black-Scholes model:

	Three Months Ended March 31,
	2006	2005
Stock options:
Volatility	31%	32%
Risk-free interest rate	4.0%	3.4%
Expected option life (years)	7.9	7.8
Dividend yield	3.0%	3.1%

A summary of the option activity for the first three months of fiscal 2006 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	850,449	$7.70	6.7
Options granted	3,000	8.90	10.0
Options forfeited	(13,562)	9.42	—
Options expired	—	—	—
Options exercised	(37,563)	6.94	—
Outstanding at March 31, 2006	802,324	$7.72	6.3	$1,124,108

Exercisable at March 31, 2006	634,999	$7.48	5.7	$1,052,991

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first quarter of fiscal 2006 was $2.10. There were no options granted in the first quarter of fiscal 2005. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $72,649 and $9,881 during the first quarters of fiscal 2006 and 2005, respectively.

A summary of the status of our unvested option shares as of March 31, 2006 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at December 31, 2005	175,887	2.26
Options granted	3,000	2.10
Options forfeited	(8,562)	2.27
Options vested	(3,000)	2.10
Unvested at March 31, 2006	167,325	2.26

As of March 31, 2006, there was $358,722 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of options shares vested was $6,300 and $0 for the first quarters of fiscal 2006 and 2005, respectively.

New Accounting Pronouncements

In September 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and SFAS No. 3 (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. Accordingly, we have adopted SFAS 154 in our fiscal year beginning January 1, 2006. Adoption of SFAS 154 did not have a material effect on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151) to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we have adopted SFAS 151 in our fiscal year beginning January 1, 2006. Adoption of SFAS 151 did not have a material effect on our financial position, results of operations or cash flows.

Note 2 – Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Finished products	$587,185	$656,587
Work-in-process	1,547,773	1,511,314
Raw materials	1,718,747	1,889,613
	$3,853,705	$4,057,514

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Weighted shares of common stock outstanding – basic	5,404,917	5,339,177
Weighted shares of common stock assumed upon exercise of stock options	—	180,817
Weighted shares of common stock outstanding – diluted	5,404,917	5,519,994

Note 4 – Goodwill and Intangible Assets

As of March 31, 2006 and December 31, 2005, unamortized goodwill amounted to $2,641,599. Other identifiable intangible assets are as follows:

	As of March 31, 2006
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$637,240	$(259,018)	$378,222	10 to 17 years
Trademarks and trade names	385,375	(178,109)	207,266	5 to 17 years
Technology rights	184,008	(153,340)	30,668	7 to 10 years
Other intangibles	715,043	(571,680)	143,363	Less than 1 year to 5 years
	$1,921,666	$(1,162,147)	$759,519

	As of December 31, 2005
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$614,594	$(249,713)	$364,881	10 to 17 years
Trademarks and trade names	385,053	(160,069)	224,984	5 to 17 years
Technology rights	184,008	(146,768)	37,240	7 to 10 years
Other intangibles	715,043	(533,882)	181,161	Less than 1 year to 5 years
	$1,898,698	$(1,090,432)	$808,266

Total amortization expense for the three months ended March 31, 2006 was $71,714. Estimated amortization expense for the remainder of 2006 and each of the four succeeding fiscal years based on the intangible assets as of March 31, 2006 is as follows:

Estimated Expense
2006	$204,083
2007	$164,603
2008	$107,871
2009	$45,031
2010	$29,411

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized. At March 31, 2006 and March 31, 2005, this resulted in a net cumulative unrealized loss of $9,474 and $6,625, respectively, within stockholders’ equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

Note 6 – Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended March 31,
	2006	2005
Net income	$1,134,759	$794,171
Foreign currency translation adjustment	33,459	(58,685)
Net unrealized loss on marketable securities	(2,342)	(3,865)
Comprehensive income	$1,165,876	$731,621

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

Warranty provisions and claims for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Beginning balance	$327,015	$352,634
Warranty provisions	118,538	44,360
Warranty claims	(138,610)	(48,254)
Decrease due to sale of LCI	(33,248)	—
Ending balance	$273,695	$348,740

Note 8 – Sale of Subsidiary

In February 2006, we sold all the outstanding common stock of Lab Connections, Inc. (LCI), a wholly-owned subsidiary of the Company. Pursuant to the sale agreement, we received a net cash payment of $478,721 in exchange for all the outstanding shares of LCI. As a result of the sale, we recognized an after-tax gain of approximately $92,000 in the first quarter of fiscal 2006. This gain was reflected in the other income line on the condensed consolidated statements of income. In addition, we have signed a manufacturing agreement with the purchaser which provides that we will be the exclusive manufacturer/supplier of the LCI equipment for at least one year.

Note 9 – Discontinued Operations

In July 2005, we sold substantially all of the assets used in our discontinued Vaculok product line. Pursuant to the sale agreement, we received an up-front payment of $125,000, along with the right to receive an additional amount upon the occurrence of certain post-closing events. In the first quarter of fiscal 2006, we received an additional $35,000 related to this previous sale. The after-tax effect of this additional payment is a gain of $22,225 which is reflected on the gain (loss) from discontinued operations line of the condensed consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed below under the caption “Forward-Looking Statements.”  The following discussion of the results of operations and financial condition of MOCON should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this report.

Overview

MOCON, Inc. designs, manufactures, markets and services products and provides consulting services primarily in the measurement and analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and chemical compounds. Although some of the markets for our products are maturing, we continually seek growth opportunities through technological and product improvement, by acquiring and developing new products, and by acquiring new companies.

We have three primary operating locations in the United States – Minnesota, Colorado and Texas – and one in Germany. We use a direct sales force and independent sales representatives to market our products and services in the United States, Canada and Germany and use a network of independent sales representatives to market and service our products and services in other foreign countries.

Prior to 1998, we expanded our business primarily through internally developing new products and technologies and licensing products and technology. Since 1998, we have supplemented our internal growth through acquisitions that have provided us with additional technologies, products and product development expertise. During the last twelve months, we divested two product lines to allow us to better concentrate on our core product lines, particularly our gas detection and measurement products.

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke), which is located in Germany. We acquired all of the shares of Lippke for a base purchase price plus three earnout payments based on the net profits of Lippke in each of the years 2004, 2005 and 2006, with a minimum payment amount of 100,000 euros per year. It is anticipated that the remaining earnout payment will be made at or near the end of the first quarter of 2007. The earnout payment due for 2005 based on Lippke’s 2005 net profits in the amount of $433,339 was paid during the first quarter 2006.

In March 2005, we committed to a plan to discontinue production of our Vaculok® vacuum insulated panels and exit this product line as the result of the poor financial performance since it was acquired in November 2003. We recorded a one-time pre-tax charge to earnings in our first quarter 2005, totaling approximately $207,000, to reflect the results of operations and asset impairment write-down associated with the discontinuation of our Vaculok business. The $207,000 charge included a non-cash asset impairment charge of $162,000 relating to equipment and inventory used in the Vaculok business. The after-tax loss reflected in the first quarter 2005 was $131,453. We sold the assets associated with the vacuum insulated panel product line in July 2005 in exchange for an up front payment of $125,000, along with the right to receive up to an additional $60,000 upon the occurrence of certain post-closing events. As a result of the sale, we recognized a pre-tax gain of approximately $69,000 in the third quarter 2005. We received an additional $35,000 in the first quarter 2006, which resulted in an after-tax gain of $22,225. The results of this line of business are shown in the “discontinued operations” section of our consolidated statements of income.

In February 2006, we sold the capital stock of Lab Connections, Inc. in exchange for $517,296 in cash, subject to a purchase price adjustment based on the amount of Lab Connections’ net tangible assets as of the closing date. As a result of the sale, we recognized an after-tax gain of approximately $92,000 in the first quarter 2006.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No.123 (revised), “Share-Based Payment” (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. As a result, as of March 31, 2006, our results of operations reflected compensation expense for new stock options granted and vested during the first three months of fiscal 2006 and the unvested portion of previous stock option grants which will vest during fiscal 2006. The total amount charged to operations in the first quarter of 2006 was $45,369.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three-month periods ended March 31, 2006, and 2005.

	Three Months Ended March 31,
	2006	2005
Sales	100.0	100.0
Cost of sales	41.4	44.7
Gross profit	58.6	55.3
Selling, general and administrative expenses	29.4	32.4
Research and development expenses	7.0	6.5
Operating income	22.2	16.4
Other income	2.4	1.4
Income before income taxes	24.6	17.8
Income taxes	7.5	3.4
Income from continuing operations	17.1	14.4
Gain (loss) from discontinued operations, net of tax	0.3	(2.1)
Net income	17.4	12.3

Comparison of Financial Results for the Three Months Ended March 31, 2006 and 2005

Sales

Sales for the first quarter 2006 were $6,518,912, up 1% compared to $6,444,395 for the same period in 2005. On a product line basis, this increase was primarily due to increased sales of our weighing and pharmaceutical products, headspace analyzer and gas chromatography products, offset somewhat by a decrease in sales of our permeation and leak detection products. There were no significant price increases or decreases during the first quarter 2006 compared to the same period in 2005.

The following table summarizes total sales by product line for the three-month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Permeation Products and Services	$3,496,238	$3,838,332
Gas, Headspace, and Other Analyzer Products	2,631,765	2,150,712
Other	390,909	455,351
Total sales	$6,518,912	$6,444,395

The following table sets forth the relationship between various components of domestic and foreign sales for the three-month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Domestic sales	$3,100,384	$3,104,802
Foreign sales:
Europe	1,524,400	1,520,664
Asia	1,393,352	1,386,997
Other	500,776	431,932
Total foreign sales	3,418,528	3,339,593
Total sales	$6,518,912	$6,444,395

Sales of our permeation products and services which accounted for approximately 54% and 60% of our consolidated first quarter sales in 2006 and 2005, respectively, decreased 9% during the first quarter 2006 compared to the same period in 2005. This was due to a decrease in demand in both our foreign and domestic markets. Our domestic shipments were affected by reduced capital spending by some customers who have experienced escalating material and energy costs (including post-Hurricane Katrina), as well as other hurricane-related problems, such as disrupted customer order patterns and material shortages. Our international bookings were up in the first quarter 2006 compared to the same period in 2005, but due to the timing of the orders, not all were shippable in the first quarter 2006.

Sales of our gas, headspace, and other analyzer products which accounted for 40% and 33% of our consolidated first quarter sales in 2006 and 2005, respectively, increased 22% during the first quarter 2006 compared to the same period in 2005. Within this group, sales of our weighing and pharmaceutical products increased by 272%, which was evenly spread between domestic and foreign markets, and resulted from an increase in orders for our VERICAP® high-speed capsule weighing systems. Sales of our headspace analyzer products increased by 32% in the first quarter 2006 compared to the same quarter in 2005, primarily in our domestic markets, and was partially due to a new product offering in our PAC CHECK® series of analyzers. Sales of our gas analyzer products through our Baseline subsidiary increased by 8% in the first quarter 2006 compared to the same quarter in 2005, with a significant increase in shipments of equipment and sensors into our foreign markets, offset somewhat by a decrease in domestic shipments. Sales of our leak detection products decreased 35% during the first quarter 2006 compared to the same period in 2005, as a result of decreased demand in both our domestic and foreign markets.

Sales in our other category which accounted for 6% and 7% of our consolidated first quarter sales in 2006 and 2005, respectively, decreased by 14% during the first quarter 2006 compared to the same period in 2005. Sales in our Microanalytics subsidiary increased 160% in the first quarter 2006 compared to the same quarter in 2005 as we experienced an uptrend in the demand for contract analytical testing services. As a result of its sale in first quarter 2006, sales of our Lab Connections subsidiary decreased by 76% during the first quarter 2006 compared to the same quarter in 2005.

On a geographical basis, domestic and foreign sales accounted for 48% and 52%, respectively, of our consolidated first quarter sales in both 2006 and 2005.

Gross Profit

The gross profit margins for our products were 59.3% and 56.8% for the first quarters 2006 and 2005, respectively. The higher margin for first quarter 2006 was primarily due to the elimination of production inefficiencies due to the sale of our Lab Connections subsidiary and bringing production of certain products in house, a favorable product mix and a decrease in accrued product warranties.  Under our manufacturing agreement with the purchaser of LCI we will continue to manufacture and sell equipment for at least one year and expect to realize normal gross margins on these sales.

The gross profit margins for our consulting services were 48.5% and 27.3%, respectively, for the three-month periods ended March 31, 2006 and 2005. This increase was primarily due to the increase in sales and the related fixed costs which were slightly reduced.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the first quarter 2006 were $1,919,140, or 29.4% of sales, compared to $2,082,588, or 32.4% of sales in the first quarter 2005. The decrease in SG&A expenses was primarily due to lower headcount in 2006 as well reduced operating costs in our Lab Connections subsidiary which was sold during the first quarter 2006.

Research and Development Expenses

Research and development (R&D) expenses were $453,519, or approximately 7.0% of sales, in the first quarter 2006, compared to $420,628, or approximately 6.5% of sales, in the same period of 2005. This planned increase in R&D expenditures is considered by management to be necessary to develop new products to expand in our niche markets. For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the three months ended March 31, 2006 consisted of a $92,345 gain on the sale of Lab Connections, interest income of $80,977 and other income of $1,287, offset by a loss on foreign currency exchange of $19,312. Other income for the three months ended March 31, 2005 consisted of interest income of $37,927, gain on foreign currency exchange of $41,569 and other income of $11,709. Interest income increased for the three months ended March 31, 2006, due both to higher average yields and higher average cash balances.

Income Tax Expense

Our provision for income taxes from continuing operations was 30.5% of income before income taxes for the three months ended March 31, 2006, compared to 19.5% of income before income taxes for the three months ended March 31, 2005. The rate for the first quarter 2006 was favorably impacted by the resolution of a proposed income tax assessment in the state of New Jersey, which reduced income tax expense by approximately $50,000. Also, because the sale of Lab Connections generated a taxable loss, there was no tax provision applicable to the $92,345 gain that was realized in the first quarter 2006. The rate for the first quarter 2005 was favorably impacted by the finalization of an Internal Revenue Service examination which reduced income tax expense by approximately $156,000 in the first quarter 2005 as well as benefiting from the newly enacted tax law. Based on current operating conditions and income tax laws, we expect the tax rate for the remaining quarters of 2006 to be in the range of 33% to 36%.

Net Income

Net income was $1,134,759 in the first quarter 2006, compared to $794,171 in the first quarter 2005. Diluted net income was $0.21 per share in the first quarter 2006 compared to $0.14 per share in the first quarter 2005.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations. Total cash, cash equivalents and marketable securities increased $987,593 during the first quarter 2006 to $10,008,962 as of March 31, 2006, compared to $9,021,369 at December 31, 2005 due in part to a significant reduction in trade accounts receivable, the receipt of the net proceeds from the sale of Lab Connections of $478,721, and the exercise of stock options. Our working capital as of March 31, 2006 increased $912,653 to $14,751,986, as compared to $13,839,333 at December 31, 2005. We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments, stock repurchases, and required earnout payment to the former parent company of Lippke, for at least the next twelve months. However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies. We may need to fund such activities, should they arise, with debt and/or equity financing, although no assurance can be given that such debt and/or equity financing will be available at reasonable terms or at all.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities of continuing operations which totaled $995,266 and $458,602 in the first quarters 2006 and 2005, respectively. In the first quarter 2006, the cash provided by operating activities increased by $536,664, or 117%, compared to the first quarter 2005. The key components of the increases in the 2006 amount were net income of $1,112,534, decrease in accounts receivable of $220,797, increase in accrued income taxes of $195,422, and add-back of non-cash depreciation and amortization of $189,197. Offsetting these increases were reductions in accounts payable and accrued compensation and vacation of $444,524 and $198,194, respectively, and the gain on disposition of long-term assets of $92,345.

Cash Flow from Investing Activities

Cash provided by (used in) investing activities of continuing operations totaled $775,774 and ($1,046,176) in the first quarters 2006 and 2005, respectively. The proceeds from sale of subsidiary of $478,721 in 2006 related to the sale of Lab Connections. Proceeds of marketable securities, net of purchases, were $423,896 in the first quarter 2006. Purchases of property, plant and equipment totaled $121,017 in the first quarter 2006, primarily for additions of office, manufacturing and laboratory equipment, as compared to $58,133 in the first quarter 2005. We had no material commitments for capital expenditures as of March 31, 2006. We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities of continuing operations consists primarily of the payment of dividends to our shareholders. During the first quarters 2006 and 2005, we made dividend payments to our shareholders of $405,533 and $373,694, respectively. Offsetting this was the proceeds from the exercise of stock options in the amount of $260,518 and $28,134 in 2006 and 2005, respectively.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock. As of March 31, 2006, we had repurchased 29,500 shares of MOCON common stock under the program at a total cumulative cost of $258,125; therefore, as of March 31, 2006, $1,741,875 was remaining in this authorization.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2005 for a summary of our contractual obligations. Except for the earnout payment paid in connection with the Lippke acquisition, there has been no material change in this information.

Off-Balance Sheet Arrangements

Except for operating leases entered into in the ordinary course of business and customary indemnification obligations under certain of our agreements entered into in the ordinary course of business, we do not have any material off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Allowance for doubtful accounts and sales returns – Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as sales returns. The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions. We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of March 31, 2006, we had $192,182 reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for excess and obsolete inventories — We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product. We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Special warranty reserves are also accrued for major rework campaigns. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors. As of March 31, 2006, we had $273,695 accrued related to future estimated warranty claims.

Income taxes — In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

We have significant amounts of deferred tax assets. Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of its deferred tax assets. We carried no valuation allowance against our net deferred tax assets at either March 31, 2006 or 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created by those statutes. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our internet website or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms. Examples of forward-looking statements in this report include, but are not limited to, statements regarding our international sales continuing to account for a significant portion of our revenues, our acquisition of Lippke continuing to have a positive impact on our sales in 2006, our allocation of 6% to 8% of our sales to research and development expenses, our expected tax rate for the remaining quarters of 2006 being in the range of 33% to 36%, our belief that no significant future capital expenditures are required to accommodate our current level of operations, our expectations regarding future cash expenditures, and the effect of new accounting pronouncements on our financial position, results of operations and cash flows.

Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to MOCON. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•      Increases in prices for raw materials;

•      Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

•      Fluctuations in foreign currency exchange rates and interest rates;

•      Failure to develop new products and technologies, delays in new product introduction and lack of market acceptance of new products;

•      Failure to effect strategic acquisitions and integrate effectively newly acquired operations;

•      Incurrence of additional debt, contingent liabilities and expenses in connection with future acquisitions;

•      Decreases in capital spending

•      Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•      Disruption in our ability to manufacture our products or the ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

•      Reliance on independent sales distributors and sales associates to market and sell our products;

•      Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•      Loss of customers;

•      Failure to retain senior management or replace lost senior management;

•      Employee slowdowns, strikes or similar actions;

•      Reliance on our management information systems for inventory management, distribution and other functions;

•      Effects of any pending or threatened litigation;

•      Failure to comply with applicable laws and regulations and adverse changes in applicable laws or regulations;

•      Changes in generally accepted accounting principles; or

•      Conditions and changes in general economic and business conditions.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Part I – Item 1A. Risk Factors” on pages 8 through 13 of such report.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above. The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

Substantially all of our marketable securities are at fixed interest rates and all of our marketable securities mature within one year or less; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Part I – Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three months ended March 31, 2006 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

The following table shows our stock repurchase activity during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount of Authorization Remaining Under the Plan
January 1, 2006 through January 31, 2006	—	$—	—	$2,000,000
February 1, 2006 through February 28, 2006	—	—	—	2,000,000
March 1, 2006 through March 31, 2006	29,500	8.75	29,500	1,741,875

(1)   On November 9, 2005, our Board of Directors authorized the repurchase of up to a total of $2,000,000 of our common stock. This program has no expiration date but may be suspended or discontinued at any time by our Board of Directors at any time. We purchased 29,500 shares during the periods indicated above under this program.

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

MOCON, INC.

Date: May 15, 2006	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 15, 2006	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2006

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