Form 10-Q
period 2006-06-30
MOCON INC
filed 2006-08-14
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2006

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer: ☐                                   Accelerated filer: ☐                             Non-accelerated filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

5,429,925 Common Shares were outstanding as of July 31, 2006.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2006

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets June 30, 2006 (Unaudited) and December 31, 2005	1

Condensed Consolidated Statements of Income (Unaudited) Three months and six months ended June 30, 2006 and 2005	2

Condensed Consolidated Statements of Cash Flows (Unaudited) Six months ended June 30, 2006 and 2005	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20-21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22-23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits	23

Signatures	24

Exhibit Index	25

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,711,042	$2,889,323
Marketable securities, current	6,634,791	5,961,793
Trade accounts receivable, less allowance for doubtful accounts of $172,482 in 2006 and $192,446 in 2005	3,899,098	4,237,240
Other receivables	107,791	124,403
Inventories	3,892,738	4,057,514
Prepaid expenses	213,044	313,042
Deferred income taxes	585,208	582,948
Assets held for sale	—	90,809
Total current assets	19,043,712	18,257,072

Marketable securities, noncurrent	370,029	170,253

Property, plant and equipment, net of accumulated depreciation of $4,606,111 in 2006 and $4,460,559 in 2005	1,470,212	1,551,883

Other assets:
Software development costs, net of accumulated amortization of $977,931 in 2006 and $943,743 in 2005	28,490	62,678
Goodwill	2,641,599	2,641,599
Technology rights and other intangibles, net	703,146	808,266
Other	168,572	165,137
Total other assets	3,541,807	3,677,680

TOTAL ASSETS	$24,425,760	$23,656,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,663,993	$1,847,133
Accrued compensation and vacation	1,023,514	995,528
Other accrued expenses	321,986	440,510
Accrued product warranties	265,595	327,015
Accrued income taxes	164,234	402,285
Dividends payable	406,945	405,268
Total current liabilities	3,846,267	4,417,739

Obligations to former employees	99,330	93,735
Minimum earnout payable	—	107,514
Deferred income taxes	205,902	239,282
Total noncurrent liabilities	305,232	440,531

Total liabilities	4,151,499	4,858,270

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,429,925 shares in 2006 and 5,403,573 shares in 2005	542,993	540,357
Capital in excess of par value	776,534	592,796
Retained earnings	18,943,125	17,759,120
Accumulated other comprehensive gain (loss)	11,609	(93,655)
Total stockholders’ equity	20,274,261	18,798,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,425,760	$23,656,888

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales:
Products	$5,863,719	$5,823,945	$11,944,817	$11,936,032
Consulting services	476,804	558,357	914,618	890,665
Total sales	6,340,523	6,382,302	12,859,435	12,826,697

Cost of sales:
Products	2,434,639	2,604,607	4,909,885	5,246,187
Consulting services	243,468	240,418	469,013	482,038
Total cost of sales	2,678,107	2,845,025	5,378,898	5,728,225

Gross profit	3,662,416	3,537,277	7,480,537	7,098,472

Selling, general and administrative expenses	2,031,958	2,074,736	3,951,098	4,157,324

Research and development expenses	456,187	397,224	909,706	817,852

Operating income	1,174,271	1,065,317	2,619,733	2,123,296

Other income	162,623	106,684	317,920	197,889

Income from continuing operations before income taxes	1,336,894	1,172,001	2,937,653	2,321,185

Income taxes	474,000	387,461	962,225	611,021

Income from continuing operations	862,894	784,540	1,975,428	1,710,164

(Loss) gain from discontinued operations, net of tax	—	(9,500)	22,225	(140,953)

Net income	$862,894	$775,040	$1,997,653	$1,569,211

Basic net income per common share:
Income from continuing operations	$0.16	$0.15	$0.37	$0.32
Loss from discontinued operations	—	(0.01)	—	(0.03)
Basic net income per common share:	$0.16	$0.14	$0.37	$0.29

Basic weighted average common shares outstanding	5,424,877	5,356,438	5,414,897	5,347,808

Diluted net income per common share:
Income from continuing operations	$0.16	$0.14	$0.36	$0.31
Loss from discontinued operations	—	—	—	(0.03)
Diluted net income per common share:	$0.16	$0.14	$0.36	$0.28

Diluted weighted average common shares outstanding	5,514,540	5,531,082	5,500,888	5,525,538

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,997,653	$1,569,211
(Gain) loss from discontinued operations, net of tax	(22,225)	140,953
Income from continuing operations	1,975,428	1,710,164
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Stock-based compensation expense	97,666	—
Gain on disposition of long-term assets	(152,149)	(40,286)
Depreciation and amortization	377,499	536,409
Deferred income taxes	(35,640)	(33,380)
Changes in operating assets and liabilities, net of effect of divestitures in 2006 and 2005:
Trade accounts receivable	283,955	678,278
Other receivables	17,118	(90,202)
Inventories	34,396	(454,685)
Prepaid expenses	99,153	9,379
Accounts payable	(272,469)	(169,680)
Accrued compensation and vacation	22,655	(138,974)
Other accrued expenses	(246,139)	(242,418)
Accrued product warranties	(31,000)	—
Accrued income taxes	(238,865)	(388,603)
Net cash provided by continuing operations	1,931,608	1,376,002
Net cash provided by discontinued operations	—	27,904
Net cash provided by operating activities	1,931,608	1,403,906

Cash flows from investing activities:
Proceeds from sale of subsidiary	478,721	—
Purchases of marketable securities	(4,182,113)	(3,995,079)
Proceeds from sales or maturities of marketable securities	3,305,922	2,530,218
Purchases of property and equipment	(166,310)	(144,563)
Proceeds from sale of property and equipment	118,215	96,073
Purchases of patents and trademarks	(39,305)	(26,154)
Other	(3,435)	(17,926)
Net cash used in continuing operations	(488,305)	(1,557,431)
Net cash provided by discontinued operations	22,225	—
Net cash used in investing activities	(466,080)	(1,557,431)

Cash flows from financing activities:
Proceeds from the exercise of stock options	451,833	270,208
Purchases and retirement of common stock	(363,125)	—
Dividends paid	(811,970)	(747,678)
Net cash used in financing activities of continuing operations	(723,262)	(477,470)

Effect of exchange rate changes on cash	79,453	(93,742)

Net increase (decrease) in cash and cash equivalents	821,719	(724,737)

Cash and cash equivalents:
Beginning of period	2,889,323	2,648,879
End of period	$3,711,042	$1,924,142

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,242,438	$703,725

Supplemental schedule of noncash investing and financing activities:
Unrealized holding loss on available-for-sale securities	$(3,417)	$(1,170)
Dividends accrued	$406,945	$376,886

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of income for the second quarters and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006, and for all periods presented, have been made.  The results of operations for the second quarter and six-month periods ended June 30, 2006 are not necessarily indicative of operating results for the full year.

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

Share-Based Compensation Expense

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.  SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

We adopted the modified prospective transition method of applying SFAS 123(R) which requires the application of the standard as of January 1, 2006.   As a result, as of June 30, 2006, our results of operations reflected compensation expense for new stock options granted and vested during the first six months of 2006 and the unvested portion of previous stock option grants vested during the first six months of 2006.  Our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Second Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Total cost of stock-based compensation	$52,297	$97,666
Amount capitalized in inventory and property and equipment	—	—
Amounts charged against income, before income taxes	52,297	97,666
Amount of income tax benefit recognized in earnings	—	—
Amount charged against net income	$52,297	$97,666

Impact on net income per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Stock-based compensation expense was reflected in the statements of income for the second quarter and first six months of 2006 as follows:

	Second Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales	$14,768	$28,148
Selling, general and administrative expenses	30,853	57,465
Research and development expenses	6,676	12,053
	$52,297	$97,666

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25, using the intrinsic-value method.  Under the guidelines of APB 25 compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock.  We had adopted the disclosure-only provisions for employee stock-based compensation, and therefore, had not recorded compensation cost in our financial statements.   Had compensation cost for stock-based compensation been

determined consistent with SFAS 123(R), net income and net income per share would have been adjusted to the following pro forma amounts:

	Second Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net income – as reported	$775,040	$1,569,211
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,892)	(56,721)
Net income – pro forma	$747,148	$1,512,490

Net income per common share – as reported:
Basic	$0.14	$0.29
Diluted	$0.14	$0.28
Net income per common share – pro forma:
Basic	$0.14	$0.28
Diluted	$0.14	$0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes).  We use historical data to estimate the expected price volatility,  expected option life and expected forfeiture rate.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period.  The following assumptions were used to estimate the fair value of options granted during the first six months of 2006 and 2005 using the Black-Scholes model:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options:
Volatility	31%	32%	31%	32%
Risk-free interest rate	4.0%	3.4%	4.0%	3.4%
Expected option life (years)	7.9	7.8	7.9	7.8
Dividend yield	3.0%	3.1%	3.0%	3.1%

A summary of the option activity for the first six months of 2006 is as follows:

		Weighted-	Weighted-
		average	average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding at December 31, 2005	850,449	$7.70	6.7
Options granted	3,000	8.90	9.5
Options cancelled	(29,587)	9.15	—
Options expired	—	—	—
Options exercised	(79,425)	7.10	—
Outstanding at June 30, 2006	744,437	$7.72	6.4	$1,405,215

Exercisable at June 30, 2006	580,312	$7.47	5.8	$1,254,296

There were no options granted in the second quarter of 2006.  The weighted average grant date fair value based on the Black-Scholes model for options granted in the first six months of 2006 was $2.10.  There were no options granted in the first six months of 2005.  We issue new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $86,504 and $159,686 during the second quarters 2006 and 2005, respectively, and $159,153 and $169,567 during the first six months of 2006 and 2005, respectively.

A summary of the status of our unvested option shares as of June 30, 2006 is as follows:

		Weighted-
		average
	Number of	Grant-Date
	Shares	Fair Value

Unvested at December 31, 2005	175,887	$2.26
Options granted	3,000	2.10
Options cancelled	(11,637)	2.30
Options vested	(3,125)	2.11
Unvested at June 30, 2006	164,125	$2.26

As of June 30, 2006, there was $279,670 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.6 years.  The total fair value of option shares vested was $284 during the second quarter 2006 and $6,584 for the first six months of 2006.

New Accounting Pronouncements

In September 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and SFAS No. 3 (SFAS 154).  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154.  SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005.  Accordingly, we have adopted SFAS 154 in our fiscal year beginning January 1, 2006.  Adoption of SFAS 154 did not have a material effect on our financial position, results of operations or cash flows.

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

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note 2 – Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Finished products	$514,572	$656,587
Work-in-process	1,514,537	1,511,314
Raw materials	1,863,629	1,889,613
	$3,892,738	$4,057,514

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the second quarter and six-month periods ended June 30, 2006 and 2005:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted shares of common stock outstanding – basic	5,424,877	5,356,438	5,414,897	5,347,808
Weighted shares of common stock assumed upon exercise of stock options	89,663	174,644	85,991	177,730
Weighted shares of common stock outstanding – diluted	5,514,540	5,531,082	5,500,888	5,525,538

Note 4 – Goodwill and Intangible Assets

As of June 30, 2006 and December 31, 2005, unamortized goodwill amounted to $2,641,599.  Other identifiable intangible assets are as follows

	As of June 30, 2006
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$665,276	$(269,903)	$395,373	10 to 17 years
Trademarks and trade names	386,125	(196,148)	189,977	5 to 17 years
Technology rights	184,008	(159,912)	24,096	7 to 10 years
Other intangibles	701,596	(607,896)	93,700	Less than 1 year to 5 years
	$1,937,005	$(1,233,859)	$703,146

	As of December 31, 2005
	Carrying	Accumulated		Estimated
	Amount	Amortization	Net	Useful Lives
Patents	$614,594	$(249,713)	$364,881	10 to 17 years
Trademarks and trade names	385,053	(160,069)	224,984	5 to 17 years
Technology rights	184,008	(146,768)	37,240	7 to 10 years
Other intangibles	715,043	(533,882)	181,161	Less than 1 year to 5 years
	$1,898,698	$(1,090,432)	$808,266

Total amortization expense for the second quarter and six months ended June 30, 2006 was $73,098 and $144,812, respectively.  Estimated amortization expense for the remainder of 2006 and each of the four succeeding fiscal years based on the intangible assets as of June 30, 2006 is as follows:

Estimated Expense
2006	$130,985
2007	$164,603
2008	$107,871
2009	$45,031
2010	$29,411

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized.  At June 30, 2006 and June 30, 2005, this resulted in a net cumulative unrealized loss of $10,549 and $3,930, respectively, within stockholders’ equity.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

Note 6 – Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$862,894	$775,040	$1,997,653	$1,569,211

Foreign currency translation adjustment	75,222	(88,321)	108,681	(147,006)
Net unrealized (loss) gain on marketable securities	(1,075)	2,695	(3,417)	(1,170)
Comprehensive income	$937,041	$689,414	$2,102,917	$1,421,035

Note 7 – Warranty

We provide a warranty for most of our products.  Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs, at our location.  Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions are excluded from warranty coverage.

Warranty expense is accrued at the time of sale based on historical claims experience.  Special warranty reserves are also accrued for special rework campaigns for known major product modifications.  We also offer service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the six-month periods ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006	2005
Beginning balance	$327,015	$352,634
Warranty provisions	167,302	145,178
Warranty claims	(195,474)	(153,620)
Decrease due to sale of LCI	(33,248)	—
Ending balance	$265,595	$344,192

Note 8 – Sale of Subsidiary

In February 2006, we sold all the outstanding common stock of Lab Connections, Inc. (LCI), a wholly-owned subsidiary of ours.  Pursuant to the sale agreement, we received a net cash payment of $478,721 in exchange for all the outstanding shares of LCI.  As a result of the sale, we recognized an after-tax gain of approximately $92,000 in the first quarter of 2006.  This gain was reflected in the other income line on the condensed consolidated statements of income.  In addition, we have signed a manufacturing agreement with the purchaser which provides that we will be the exclusive manufacturer/supplier of the LCI equipment for at least one year.

Note 9 – Discontinued Operations

In July 2005, we sold substantially all of the assets used in our discontinued Vaculok product line.  Pursuant to the sale agreement, we received an up-front payment of $125,000, along with the right to receive an additional amount upon the occurrence of certain post-closing events.  In the first quarter of 2006, we received an additional $35,000 related to this previous sale.  The after-tax effect of this additional payment is a gain of $22,225 which is reflected on the (loss) gain from discontinued operations line of the condensed consolidated statements of income.

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

In March 2005, we committed to a plan to discontinue production of our Vaculok® vacuum insulated panels and exit this product line as the result of the poor financial performance since it was acquired in November 2003.  We recorded a one-time pre-tax charge to earnings in our first quarter 2005, totaling approximately $207,000, to reflect the results of operations and asset impairment write-down associated with the discontinuation of our Vaculok business.  The $207,000 charge included a non-cash asset impairment charge of $162,000 relating to equipment and inventory used in the Vaculok business.  The after-tax loss reflected in the first quarter 2005 was $131,453.  We sold the assets associated with the vacuum insulated panel product line in July 2005 in exchange for an up front payment of $125,000, along with the right to receive up to an additional amount upon the occurrence of certain post-closing events.  As a result of the sale, we recognized a pre-tax gain of approximately $69,000 in the third quarter 2005.  We received an additional $35,000 in the first quarter 2006, which resulted in an after-tax gain of $22,225. The results of this line of business are shown in the discontinued operations section of our consolidated statements of income.

In February 2006, we sold the capital stock of Lab Connections, Inc. in exchange for $517,296 in cash, subject to a purchase price adjustment based on the amount of Lab Connections’ net tangible assets as of the closing date. As a result of the sale, after recognition of the purchase price adjustment, we recognized an after-tax gain of approximately $92,000 in the first quarter 2006.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No.123 (revised), Share-Based Payment (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.  As a result, as of June 30, 2006, our results of operations reflected compensation expense for new stock options granted and vested during the first six months of 2006 and the unvested portion of previous stock option grants which will vest during 2006.  The total amount charged to  operations in the second quarter and six-month periods ended June 30, 2006 was $52,297 and $97,666, respectively.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the second quarter and six-month periods ended June 30, 2006, and 2005.

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	100.0	100.0	100.0	100.0
Cost of sales	42.2	44.6	41.8	44.7
Gross profit	57.8	55.4	58.2	55.3
Selling, general and administrative expenses	32.1	32.5	30.7	32.4
Research and development expenses	7.2	6.2	7.1	6.4
Operating income	18.5	16.7	20.4	16.5
Other income	2.6	1.6	2.4	1.6
Income from continuing operations before income taxes	21.1	18.3	22.8	18.1
Income taxes	7.5	6.1	7.4	4.8
Income from continuing operations	13.6	12.2	15.4	13.3
(Loss) gain from discontinued operations, net of tax	—	(0.1)	0.1	(1.1)
Net income	13.6	12.1	15.5	12.2

Comparison of Financial Results for the Second Quarter and Six Months Ended June 30, 2006 and 2005

Sales

Sales for the second quarter 2006 were $6,340,523, down 1% compared to $6,382,302 for the same period in 2005.  On a product line basis, this decrease was primarily due to decreased sales of our weighing and pharmaceutical products, headspace analyzer and gas analyzer products, offset somewhat by an increase in sales of our permeation and leak detection products.  Sales for the first six months of 2006 were $12,859,435, consistent with $12,826,697 for the same period in 2005.  On a product line basis, this increase was primarily due to increased sales of our weighing and pharmaceutical products, gas chromatography and headspace analyzer products, offset somewhat by a decrease in sales of our sample preparation and leak detection products.  The reduction in sample preparation products was due to the sale of Lab Connections which occurred in the first quarter 2006.  There were no significant price increases or decreases during either the second quarter 2006 or the first six months of 2006 compared to the same respective periods in 2005.

The following table summarizes total sales by product line for the second quarter and six-month periods ended June 30, 2006 and 2005.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Permeation Products and Services	$3,734,412	$3,495,579	$7,230,650	$7,333,911
Gas, Headspace, and Other Analyzer Products	2,188,947	2,436,760	4,820,712	4,587,472
Other Instruments and Services	417,164	449,963	808,073	905,314
Total sales	$6,340,523	$6,382,302	$12,859,435	$12,826,697

The following table sets forth the relationship between various components of domestic and foreign sales for the second quarter and six-month periods ended June 30, 2006 and 2005.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Domestic sales	$2,508,746	$3,432,697	$5,609,130	$6,537,499
Foreign sales:
Europe	2,025,742	1,492,634	3,550,142	3,013,298
Asia	1,339,152	912,333	2,732,504	2,299,330
Other	466,883	544,638	967,659	976,570
Total foreign sales	3,831,777	2,949,605	7,250,305	6,289,198
Total sales	$6,340,523	$6,382,302	$12,859,435	$12,826,697

Sales of our permeation products and services, which accounted for approximately 59% and 55% of our consolidated second quarter sales in 2006 and 2005, respectively, increased 7% during the second quarter 2006 compared to the same period in 2005.  This increase resulted from a 37% increase in international shipments due primarily to increased sales to our European, Asian and South American markets.  Offsetting this increase in foreign sales was a 41% decrease in domestic shipments.  We believe the domestic packaging market was impacted by higher raw material costs for plastic resins in the second quarter 2006 compared to the same period in 2005, resulting in a decline in capital equipment spending domestically.  We believe this caused some of our customers to purchase raw materials from suppliers overseas during second quarter 2006, resulting in increased demand for our products from those international suppliers.  We expect to see an improvement in domestic sales going forward as we are expecting new product introductions to have a positive impact.

Sales of our permeation products and services, which accounted for approximately 56% and 57% of our consolidated sales during the first six months of 2006 and 2005, respectively, decreased 1% during the first six months of 2006 compared to the same period in 2005.  This decrease resulted from a 25% decrease in our domestic shipments, offset by a 12% increase in our foreign shipments.

Sales of our gas, headspace, and other analyzer products, which accounted for 34% and 38% of our consolidated second quarter sales in 2006 and 2005, respectively, decreased 10% during the second quarter 2006 compared to the same period in 2005.  Within this group, sales of our weighing and pharmaceutical products decreased 50%, which decrease was evenly spread between domestic and foreign markets, and was due to decreased demand.  Our weighing and pharmaceutical products group consists of a relatively fewer number of products compared to our other product groups and will typically experience significant fluctuations in demand.  Sales of our headspace analyzer products decreased 13% in the second quarter 2006 compared to the same quarter in 2005, which was primarily the result of a decrease in domestic sales.  One reason for the decrease in sales of our headspace analyzer products was due to the strong demand for our handheld units in the same period in 2005, shortly after their introduction.  Sales of our gas analyzer products through our Baseline subsidiary decreased 4% in the second quarter 2006 compared to the same quarter in 2005 primarily as a result of a 28% decrease in domestic sales, partially offset by a 76% increase in shipments of equipment and sensors into our foreign markets.  As a result of increased demand primarily in our foreign markets, sales of our leak detection products increased 47% during the second quarter 2006 compared to the same period in 2005.

Sales of our gas, headspace, and other analyzer products, which accounted for 37% and 36% of our consolidated sales for the first six months of 2006 and 2005, respectively, increased 5% during the first six months of 2006 compared to the same period in 2005.  Within this group, sales of our weighing and pharmaceutical products increased by 41%, which increase was evenly spread between our domestic and foreign markets, and was due to increased demand.  Sales of our headspace analyzer products increased 6% in the first six months of 2006 compared to the same period in 2005 primarily as a result of a 10% increase in domestic sales, partially offset by a small decrease in foreign sales.  Sales of our gas analyzer products increased slightly over 1% for the first six months of 2006 compared to the same period in 2005 primarily as a result of a significant increase in foreign sales, partially offset by a 26% decrease in domestic sales. Sales of our leak detection products decreased 14% for the first six months of 2006 compared to the same period in 2005, primarily as a result of decreased foreign and domestic sales during the first quarter 2006 compared to the same period in 2005 and partially offset by increased foreign sales during the second quarter 2006 compared to the same period in 2005.

Sales in our other instruments and services category decreased 7% in the second quarter 2006 compared to the same quarter in 2005 due to reduced foreign sales.  This product group accounted for 7% of our consolidated sales in both second quarter periods.

Sales in our other instruments and services category accounted for 7% of our consolidated sales for the first six months of both 2006 and 2005, and decreased 11% in the first six months of 2006 compared to the same period in 2005 due to reduced foreign demand.

On a geographical basis, domestic and foreign sales accounted for 40% and 60%, respectively, of our consolidated second quarter sales in 2006, and 54% and 46%, respectively, for the same period in 2005.  Domestic and foreign sales accounted for 44% and 56%, respectively, of our sales for the first six months of 2006, and 51% and 49% for the same period in 2005.

Gross Profit

The gross profit margins for our products were 58.5% and 55.3% for the second quarters 2006 and 2005, respectively.  The higher margin for second quarter 2006 was primarily due to a shift in the product mix to higher margin items, the elimination of production inefficiencies due to the sale of our Lab Connections subsidiary, and moving production of certain products in-house.

The gross profit margins for our consulting services were 48.9% and 56.9%, respectively, for the second quarters ended June 30, 2006 and 2005.  This decrease was primarily due to higher contract analytical testing services in the prior period, which produced higher margins.

The gross profit margins for our products for the six-month periods ended June 30, 2006 and 2005 were 58.9% and 56.0%, respectively.  The higher margin for the first six months of 2006 was primarily due to the elimination of production inefficiencies due to the sale of our Lab Connections subsidiary, moving production of certain products in-house, and a shift in product mix to higher margin items.

The gross profit margins for our consulting services were 48.7% and 45.9% for the six-month periods ended June 30, 2006 and 2005, respectively.  This increase was primarily due to increased contract analytical testing services in the current period, combined with a reduction in related costs.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the second quarter 2006 were $2,031,958, or 32.1% of sales, compared to $2,074,736, or 32.5% of sales in the second quarter 2005.  The decrease in SG&A expenses was primarily due to lower headcount in 2006, reduced operating costs in our Lab Connections subsidiary which was sold during the first quarter 2006, and reduced consulting costs related to Sarbanes-Oxley Act of 2002 compliance in the second quarter 2006 compared to the same period in 2005.

SG&A expenses were $3,951,098, or 30.7% of sales, during the first six months of 2006, compared to $4,157,324, or 32.4% of sales, for the same period in 2005.  The decrease in SG&A expenses was primarily due to lower headcount in 2006 and reduced operating costs in our Lab Connections subsidiary which was sold during the first quarter 2006.

Research and Development Expenses

Research and development (R&D) expenses were $456,187, or approximately 7.2% of sales, in the second quarter 2006, compared to $397,224, or approximately 6.2% of sales, in the same period of 2005.  R&D expenses were 7.1% and 6.4% for the six-month periods ended June 30, 2006 and 2005, respectively.  This planned increase in R&D expenditures is considered by management to be necessary to develop new products to expand in our niche markets.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the second quarter ended June 30, 2006 consisted of interest income of $93,614, gain on sale of fixed assets of $60,804, gain on foreign currency exchange of $7,882 and other income of $323.  Other income for the second quarter ended June 30, 2005 consisted of interest income of $45,303, gain on sale of fixed assets of $41,898, gain on foreign currency exchange of $15,432 and other income of $4,051.  For the six months ended June 30, 2006, other income consisted of interest income of $174,591, a $92,345 gain on the sale of Lab Connections, gain on sale of fixed assets of $60,804 and other income $1,610, offset by a loss on foreign currency exchange of $11,430.  For the six months ended June 30, 2005, other income consisted of interest income of $83,230, gain on foreign currency exchange of $57,001, gain on sale of fixed assets of $41,898 and other income of $15,760.  Interest income increased for the second quarter and six months ended June 30, 2006 compared to the same respective periods in 2005 due both to higher average yields and higher average cash balances.

Income Tax Expense

Our provision for income taxes from continuing operations was 35.5% of income before income taxes for the second quarter ended June 30, 2006, compared to 33.1% of income before income taxes for the second quarter ended June 30, 2005.

For the six months ended June 30, 2006, our provision for income taxes from continuing operations was 32.8% of income before income taxes compared to 26.3% of income before income taxes for the six months ended June 30, 2005.  The rate for the first six months of 2006 was favorably impacted by the resolution of a proposed income tax assessment in the state of New Jersey, which reduced income tax expense by approximately $50,000.  Also, because the sale of Lab Connections generated a taxable loss, there was no tax provision applicable to the $92,345 gain that was realized in the first quarter 2006. The rate for the first six months of 2005 was favorably impacted by the finalization of an Internal Revenue Service examination, which reduced income tax expense by approximately $156,000 in the first quarter 2005 as well as benefiting from the newly enacted tax law.  Based on current operating conditions and income tax laws, we expect the tax rate for the remaining quarters of 2006 to be in the range of 33% to 36%.

Net Income

Net income was $862,894 in the second quarter 2006, compared to $775,040 in the second quarter 2005.  Diluted net income was $0.16 per share in the second quarter 2006 compared to $0.14 per share in the second quarter 2005.  For the six months ended June 30, 2006, net income was $1,997,653, or $0.36 per diluted share, compared to net income of $1,569,211, or $0.28 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $1,694,493 during the first six months of 2006 to $10,715,862 as of June 30, 2006, compared to $9,021,369 at December 31, 2005, due in part to a significant reduction in trade accounts receivable, the receipt of the net proceeds from the sale of Lab Connections of $478,721, and the exercise of stock options.  Our working capital as of June 30, 2006 increased $1,358,112 to $15,197,445, as compared to $13,839,333 at December 31, 2005.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments, stock repurchases, and the final required earnout payment to the former parent company of Lippke, for at least the next twelve months.  However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies.  We may need to fund such activities, should they arise, with debt and/or equity financing, although no assurance can be given that such debt and/or equity financing will be available at reasonable terms or at all.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities of continuing operations which totaled $1,931,608 and $1,376,002 in the first six months of 2006 and 2005, respectively.  In the first six months of 2006, the cash provided by operating activities increased by $555,606, or 40%, compared to the first six months of 2005.  The key components of the increases in 2006 were net income of $1,975,428, the decrease in accounts receivable of $283,955 and the add-back of non-cash depreciation and amortization of $377,499.  Offsetting these increases were reductions in accounts payable, accrued income taxes and other accrued expenses of $272,469, $238,865 and $246,139, respectively, and the gain on disposition of long-term assets of $152,149.

Cash Flow from Investing Activities

Cash used in investing activities of continuing operations totaled $488,305 and $1,557,431 in the first six months of 2006 and 2005, respectively.  The proceeds from sale of subsidiary of $478,721 in the first six months of 2006 related to the sale of Lab Connections in the first quarter.  Purchases of marketable securities, net of proceeds, were $876,191 in the first six months of 2006.  Purchases of property, plant and equipment totaled $166,310 in the same period, primarily for additions of office, manufacturing and laboratory equipment, as compared to $144,563 in the first half of 2005.  We had no material commitments for capital expenditures as of June 30, 2006.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities of continuing operations consists primarily of the payment of dividends to our shareholders.  During the first six months of 2006 and 2005, we made dividend payments to our shareholders of $811,970 and $747,678, respectively, and purchases of our common stock in the amount of $363,125 in 2006.  Offsetting these payments were the proceeds from the exercise of stock options in the amount of $451,833 and $270,208 in the first six months of 2006 and 2005, respectively.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock.  As of June 30, 2006, we had repurchased an aggregate of 41,500 shares of MOCON common stock under the program at a total cumulative cost of $363,125.  Therefore, as of June 30, 2006, $1,636,875 was remaining in this authorization.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements are effective for fiscal years beginning after December 15, 2006. Although we are still evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements, we do not believe it will have a material impact.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our condensed consolidated financial statements.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the following critical accounting policies.  Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made.  Actual results may differ significantly from these estimates under different assumptions or conditions.

Allowance for doubtful accounts and sales returns – Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of June 30, 2006, we had $172,482 reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for excess and obsolete inventories – We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product.  We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.

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

Accrued product warranties – Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Special warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of June 30, 2006, we had $265,595 accrued related to future estimated warranty claims.

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

We have significant amounts of deferred tax assets. Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of its deferred tax assets. We carried no valuation allowance against our net deferred tax assets at either June 30, 2006 or 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created by those statutes.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our internet website or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions.  We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.  Examples of forward-looking statements in this report include, but are not limited to, statements regarding our expectation of improved domestic sales due to new product introductions, our allocation of 6% to 8% of our sales to research and development expenses, our expected tax rate for the remaining quarters of 2006 being in the range of 33% to 36%, our belief that no significant future capital expenditures are required to accommodate our current level of operations, our expectations regarding future cash expenditures, and the effect of new accounting pronouncements on our financial position, results of operations and cash flows.

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

•                  Decreases in capital spending;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

Substantially all of our marketable securities are at fixed interest rates and all of our marketable securities mature within two years or less; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended December 31, 2005 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the second quarter ended June 30, 2006 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

The following table shows our stock repurchase activity during the second quarter ended June 30, 2006:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount of Authorization Remaining Under the Plan
April 1, 2006 through April 30, 2006	12,000	(1)	$8.75	12,000	$1,636,875
May 1, 2006 through May 31, 2006	6,335	(2)	9.65	—	1,636,875
June 1, 2006 through June 30, 2006	5,238	(2)	9.73	—	1,636,875

(1)          On November 9, 2005, our Board of Directors authorized the repurchase of up to a total of $2,000,000 of our common stock.  This program has no expiration date, but may be suspended or discontinued at any time by our Board of Directors.  We purchased 12,000 shares during the period indicated above under this program.

(2)          Consists of shares repurchased from employees in connection with the tender of previously acquired shares in payment of the exercise price of stock options.  These transactions do not affect the amount available for stock repurchases in the future.

Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities of ours registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the second quarter ended June 30, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   Our Annual Meeting of Shareholders was held on May 18, 2006.

(b)   The results of the shareholder votes were as follows:

	For	Against/Withhold	Abstain	Broker Non-Votes
1. Election of Directors
Robert L. Demorest	5,086,397	32,747	—	—
Dean B. Chenoweth	5,074,643	44,501	—	—
J. Leonard Frame	5,023,956	95,188	—	—
Robert F. Gallagher	5,084,161	34,983	—	—
Richard A. Proulx	5,082,734	36,410	—	—
Tom C. Thomas	5,010,766	108,378	—	—
Ronald A. Meyer	5,068,080	51,064	—	—
Daniel W. Mayer	5,086,397	32,747	—	—
2. Approval of MOCON, Inc. 2006 Stock Incentive Plan	2,226,971	449,729	126,828	2,315,616
3. Ratification of Independent Registered Public Accounting Firm	5,092,518	6,428	20,198	—

Broker non-votes are not considered to be entitled to vote on Proposal Two, and therefore were not counted in determining the votes cast on the matter.

Item 6.  Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	MOCON, Inc. 2006 Stock Incentive Plan

10.2	Form of Incentive Stock Option Agreement under the MOCON, Inc. 2006 Stock Incentive Plan

10.3	Form of Non-Statutory Stock Option Agreement under the MOCON, Inc. 2006 Stock Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: August 14, 2006	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 14, 2006	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2006

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to MOCON, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2006 (File No. 000-09273)

10.2	Form of Incentive Stock Option Agreement under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to MOCON, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2006 (File No. 000-09273)

10.3	Form of Non-Statutory Stock Option Agreement under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to MOCON, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2006 (File No. 000-09273)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith