Form 10-Q
period 2006-09-30
MOCON INC
filed 2006-11-13
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2006

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

YES ☐  NO ☒

5,448,425 Common Shares were outstanding as of October 31, 2006.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2006

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,562,245	$2,889,323
Marketable securities, current	8,024,578	5,961,793
Trade accounts receivable, less allowance for doubtful accounts of $157,448 in 2006 and $192,446 in 2005	3,958,073	4,237,240
Other receivables	176,073	124,403
Inventories	3,689,387	4,057,514
Prepaid expenses	305,920	313,042
Deferred income taxes	587,468	582,948
Assets held for sale	—	90,809
Total current assets	20,303,744	18,257,072

Marketable securities, noncurrent	99,317	170,253

Property, plant and equipment, net of accumulated depreciation of $4,422,350 in 2006 and $4,460,559 in 2005	1,543,660	1,551,883

Other assets:
Software development costs, net of accumulated amortization of $995,025 in 2006 and $943,743 in 2005	11,396	62,678
Goodwill	2,641,599	2,641,599
Technology rights and other intangibles, net	660,514	808,266
Other	170,290	165,137
Total other assets	3,483,799	3,677,680

TOTAL ASSETS	$25,430,520	$23,656,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,802,698	$1,847,133
Accrued compensation and vacation	1,220,402	995,528
Other accrued expenses	404,425	440,510
Accrued product warranties	262,632	327,015
Accrued income taxes	113,324	402,285
Dividends payable	407,488	405,268
Total current liabilities	4,210,969	4,417,739

Obligations to former employees	100,414	93,735
Minimum earnout payable	—	107,514
Deferred income taxes	189,212	239,282
Total noncurrent liabilities	289,626	440,531

Total liabilities	4,500,595	4,858,270

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,433,175 shares in 2006 and 5,403,573 shares in 2005	543,317	540,357
Capital in excess of par value	843,903	592,796
Retained earnings	19,503,847	17,759,120
Accumulated other comprehensive gain (loss)	38,858	(93,655)
Total stockholders’ equity	20,929,925	18,798,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,430,520	$23,656,888

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales:
Products	$6,235,775	$5,187,526	$18,180,592	$17,123,558
Consulting services	411,316	482,630	1,325,934	1,373,295
Total sales	6,647,091	5,670,156	19,506,526	18,496,853

Cost of sales:
Products	2,603,556	2,188,766	7,513,441	7,434,953
Consulting services	237,044	260,105	706,057	742,143
Total cost of sales	2,840,600	2,448,871	8,219,498	8,177,096

Gross profit	3,806,491	3,221,285	11,287,028	10,319,757

Selling, general and administrative expenses	1,913,697	1,978,839	5,864,795	6,136,163

Research and development expenses	507,933	434,550	1,417,639	1,252,402

Operating income	1,384,861	807,896	4,004,594	2,931,192

Other income	107,648	61,973	425,568	259,862

Income from continuing operations before income taxes	1,492,509	869,869	4,430,162	3,191,054

Income taxes	524,000	309,606	1,486,225	920,627

Income from continuing operations	968,509	560,263	2,943,937	2,270,427

Gain (loss) from discontinued operations, net of tax	—	33,740	22,225	(107,213)

Net income	$968,509	$594,003	$2,966,162	$2,163,214

Basic net income per common share:
Income from continuing operations	$0.18	$0.10	$0.54	$0.42
Gain (loss) from discontinued operations	—	0.01	0.01	(0.02)
Basic net income per common share:	$0.18	$0.11	$0.55	$0.40

Basic weighted average common shares outstanding	5,431,008	5,387,771	5,420,267	5,361,129

Diluted net income per common share:
Income from continuing operations	$0.18	$0.10	$0.53	$0.41
Gain (loss) from discontinued operations	—	0.01	0.01	(0.02)
Diluted net income per common share:	$0.18	$0.11	$0.54	$0.39

Diluted weighted average common shares outstanding	5,527,663	5,554,657	5,512,318	5,535,244

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,966,162	$2,163,214
(Gain) loss from discontinued operations, net of tax	(22,225)	107,213
Income from continuing operations	2,943,937	2,270,427
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Share-based compensation expense	143,349	—
Gain on disposition of long-term assets	(150,651)	(22,412)
Depreciation and amortization	561,842	758,292
Deferred income taxes	(35,640)	(50,070)
Changes in operating assets and liabilities, net of effect of divestitures in 2006 and 2005:
Trade accounts receivable	231,466	1,380,134
Other receivables	(50,222)	(94,118)
Inventories	242,641	(513,472)
Prepaid expenses	7,045	(60,577)
Accounts payable	(90,752)	(644,498)
Accrued compensation and vacation	13,919	(150,050)
Other accrued expenses	(213,863)	(154,591)
Accrued product warranties	(34,511)	—
Accrued income taxes	(105,969)	(214,322)
Net cash provided by continuing operations	3,462,591	2,504,743
Net cash provided by discontinued operations	—	114,580
Net cash provided by operating activities	3,462,591	2,619,323

Cash flows from investing activities:
Proceeds from sale of subsidiary	478,721	—
Purchases of marketable securities	(6,535,213)	(5,249,050)
Proceeds from sales or maturities of marketable securities	4,543,328	3,886,120
Purchases of property and equipment	(334,670)	(166,482)
Proceeds from sale of property and equipment	119,452	94,415
Purchases of patents and trademarks	(69,875)	(30,755)
Other	(5,153)	(19,616)
Net cash used in continuing operations	(1,803,410)	(1,485,368)
Net cash provided by discontinued operations	22,225	—
Net cash used in investing activities	(1,781,185)	(1,485,368)

Cash flows from financing activities:
Proceeds from the exercise of stock options	473,843	341,140
Purchases and retirement of common stock	(363,125)	—
Dividends paid	(1,219,214)	(1,124,625)
Net cash used in financing activities of continuing operations	(1,108,496)	(783,485)

Effect of exchange rate changes on cash	100,012	(115,814)

Net increase in cash and cash equivalents	672,922	234,656

Cash and cash equivalents:
Beginning of period	2,889,323	2,648,879
End of period	$3,562,245	$2,883,535

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,638,038	$1,123,173

Supplemental schedule of noncash investing and financing activities:
Unrealized holding loss on available-for-sale securities	$(36)	$(2,021)
Dividends accrued	$407,488	$377,660

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of income for the third quarters and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006, and for all periods presented, have been made.  The results of operations for the third quarter and nine-month periods ended September 30, 2006 are not necessarily indicative of operating results for the full year.

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

We adopted the modified prospective transition method of applying SFAS 123(R) which requires the application of the standard as of January 1, 2006.   As a result, as of September 30, 2006, our results of operations reflected compensation expense for new stock options granted and vested during the first nine months of 2006 and the unvested portion of previous stock option grants vested during the first nine months of 2006.  Our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Third Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Total cost of share-based compensation	$45,683	$143,349
Amount capitalized in inventory and property and equipment	—	—
Amounts charged against income, before income taxes	45,683	143,349
Amount of income tax benefit recognized in earnings	—	—
Amount charged against net income	$45,683	$143,349

Impact on net income per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Share-based compensation expense was reflected in the statements of income for the third quarter and first nine months of 2006 as follows:

	Third Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales	$14,074	$42,222
Selling, general and administrative expenses	25,583	83,048
Research and development expenses	6,026	18,079
	$45,683	$143,349

Prior to January 1, 2006, we accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25, using the intrinsic-value method.  Under the guidelines of APB 25, compensation cost for share-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock.  We had adopted the disclosure-only provisions for employee share-based compensation, and therefore, had not recorded compensation

cost in our financial statements.   Had compensation cost for share-based compensation been determined consistent with SFAS 123(R), net income and net income per share would have been adjusted to the following pro forma amounts:

	Third Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income – as reported	$594,003	$2,163,214
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,414)	(84,135)
Net income – pro forma	$566,589	$2,079,079
Net income per common share – as reported:
Basic	$0.11	$0.40
Diluted	$0.11	$0.39
Net income per common share – pro forma:
Basic	$0.11	$0.39
Diluted	$0.10	$0.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes).  We use historical data to estimate the expected price volatility, expected option life and expected forfeiture rate.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period.  The following assumptions were used to estimate the fair value of options granted during the first nine months of 2006 and 2005 using the Black-Scholes model:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options:
Volatility	31%	32%	31%	32%
Risk-free interest rate	4.0%	3.4%	4.0%	3.4%
Expected option life (years)	7.9	7.8	7.9	7.8
Dividend yield	3.0%	3.1%	3.0%	3.1%

A summary of the option activity for the first nine months of 2006 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	850,449	$7.70	6.7
Options granted	3,000	8.90	9.3
Options cancelled	(30,562)	9.12	—
Options expired	—	—	—
Options exercised	(82,675)	7.09	—
Outstanding at September 30, 2006	740,212	$7.72	6.1	$1,497,850

Exercisable at September 30, 2006	576,087	$7.47	5.5	$1,323,132

There were no options granted in the third quarter of 2006.  The weighted average grant date fair value based on the Black-Scholes model for options granted in the first nine months of 2006 was $2.10.  There were no options granted in the first nine months of 2005.  We issue new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $8,075 and $33,231 during the third quarters 2006 and 2005, respectively, and $167,228 and $202,798 during the first nine months of 2006 and 2005, respectively.

A summary of the status of our unvested option shares as of September 30, 2006 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at December 31, 2005	175,887	$2.26
Options granted	3,000	2.10
Options cancelled	(11,637)	2.30
Options vested	(3,125)	2.11
Unvested at September 30, 2006	164,125	$2.26

As of September 30, 2006, there was $233,987 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value of option shares vested during the first nine months of 2006 was $6,584.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  Accordingly, we have adopted SAB 108 for our fiscal year ended December 31, 2006.  We have not yet determined the impact, if any, that the adoption of SAB 108 will have on our consolidated financial statements.

Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note 2 – Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Finished products	$474,669	$656,587
Work-in-process	1,479,028	1,511,314
Raw materials	1,735,690	1,889,613
	$3,689,387	$4,057,514

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the third quarter and nine-month periods ended September 30, 2006 and 2005:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted shares of common stock outstanding – basic	5,431,008	5,387,771	5,420,267	5,361,129
Weighted shares of common stock assumed upon exercise of stock options	96,655	166,886	92,051	174,115
Weighted shares of common stock outstanding – diluted	5,527,663	5,554,657	5,512,318	5,535,244

Note 4 – Goodwill and Intangible Assets

As of September 30, 2006 and December 31, 2005, unamortized goodwill amounted to $2,641,599.  Other identifiable intangible assets are as follows:

	As of September 30, 2006
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$689,440	$(279,666)	$409,774	10 to 17 years
Trademarks and trade names	392,781	(215,666)	177,115	5 to 17 years
Technology rights	184,008	(166,483)	17,525	7 to 10 years
Other intangibles	698,596	(642,496)	56,100	Less than 1 year to 5 years
	$1,964,825	$(1,304,311)	$660,514

	As of December 31, 2005
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$614,594	$(249,713)	$364,881	10 to 17 years
Trademarks and trade names	385,053	(160,069)	224,984	5 to 17 years
Technology rights	184,008	(146,768)	37,240	7 to 10 years
Other intangibles	715,043	(533,882)	181,161	Less than 1 year to 5 years
	$1,898,698	$(1,090,432)	$808,266

Total amortization expense for the third quarter and nine months ended September 30, 2006 was $75,026 and $219,838, respectively.  Estimated amortization expense for the remainder of 2006 and each of the four succeeding fiscal years based on the intangible assets as of September 30, 2006 is as follows:

Estimated Expense
2006	$59,589
2007	$165,861
2008	$109,129
2009	$46,289
2010	$30,669

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized.  At September 30, 2006 and September 30, 2005, this resulted in a net cumulative unrealized loss of $7,168 and $4,781, respectively, within stockholders’ equity.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

Note 6 – Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$968,509	$594,003	$2,966,162	$2,163,214

Foreign currency translation adjustment	23,868	(4,281)	132,549	(151,287)
Net unrealized gain (loss) on marketable securities	3,381	(851)	(36)	(2,021)
Comprehensive income	$995,758	$588,871	$3,098,675	$2,009,906

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

Warranty provisions and claims for the nine-month periods ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006	2005
Beginning balance	$327,015	$352,634
Warranty provisions	242,686	204,045
Warranty claims	(273,821)	(212,583)
Decrease due to sale of LCI	(33,248)	—
Ending balance	$262,632	$344,096

Note 8 – Sale of Subsidiary

In February 2006, we sold all the outstanding common stock of Lab Connections, Inc. (LCI), a wholly-owned subsidiary.  Pursuant to the sale agreement, we received a net cash payment of $478,721 in exchange for all the outstanding shares of LCI.  As a result of the sale, we recognized an after-tax gain of approximately $92,000 in the first quarter of 2006.  This gain was reflected in the other income line on the condensed consolidated statements of income.  In addition, we have signed a manufacturing agreement with the purchaser which provides that we will be the exclusive manufacturer/supplier of the LCI equipment for at least one year.

Note 9 – Discontinued Operations

In July 2005, we sold substantially all of the assets used in our discontinued Vaculok product line.  Pursuant to the sale agreement, we received an up-front payment of $125,000, along with the right to receive an additional amount upon the occurrence of certain post-closing events.  In the first quarter of 2006, we received an additional $35,000 related to this previous sale.  The after-tax effect of this additional payment is a gain of $22,225 which is reflected on the gain (loss) from discontinued operations line of the condensed consolidated statements of income.  In 2005, we reported an after-tax loss of $107,213 relating to impairment charges and ongoing operating losses of the discontinued operation.

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

Prior to 1998, we expanded our business primarily through internally developing new products and technologies and licensing products and technology.  Since 1998, we have supplemented our internal growth through acquisitions that have provided us with additional technologies, products and product development expertise.  During the last 15 months, we divested two product lines to allow us to better concentrate on our core product lines, particularly our gas detection and measurement products.

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke), which is located in Germany.  We acquired all of the shares of Lippke for a base purchase price plus three earnout payments based on the net profits of Lippke in each of the years 2004, 2005 and 2006, with a minimum payment amount of 100,000 euros per year.  It is anticipated that the remaining earnout payment will be made at or near the end of the first quarter 2007.  The earnout payment due for 2005 in the amount of $433,339 was based on Lippke’s 2005 net profits and was paid during the first quarter 2006.

In March 2005, we committed to a plan to discontinue production of our Vaculok® vacuum insulated panels and exit this product line as the result of its poor financial performance since it was acquired in November 2003.  We recorded a one-time pre-tax charge to earnings in our first quarter 2005, totaling approximately $207,000, to reflect the results of operations and asset impairment write-down associated with the discontinuation of our Vaculok business.  The $207,000 charge included a non-cash asset impairment charge of $162,000 relating to equipment and inventory used in the Vaculok business.  The after-tax loss reflected in the first quarter 2005 was $131,453.  We sold the assets associated with the vacuum insulated panel product line in July 2005 in exchange for an upfront payment of $125,000, along with the right to receive up to an additional amount upon the occurrence of certain post-closing events.  As a result of the sale, we recognized a pre-tax gain of approximately $69,000 in the third quarter 2005.  We received an additional $35,000 in the first quarter 2006, which resulted in an after-tax gain of $22,225. The results of this line of business are shown in the discontinued operations section of our consolidated statements of income.

In February 2006, we sold the capital stock of Lab Connections, Inc. in exchange for $517,296 in cash, subject to a purchase price adjustment based on the amount of Lab Connections’ net tangible assets as of the closing date. As a result of the sale, after recognition of the purchase price adjustment, we recognized an after-tax gain of approximately $92,000 in the first quarter 2006.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No.123 (revised), Share-Based Payment (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.  As a result, as of September 30, 2006, our results of operations reflected compensation expense for new stock options granted and vested during the first nine months of 2006 and the unvested portion of previous stock option grants which will vest during 2006.  The total amount charged to operations in the third quarter and nine-month periods ended September 30, 2006 was $45,683 and $143,349, respectively.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the third quarter and nine-month periods ended September 30, 2006, and 2005.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	100.0	100.0	100.0	100.0
Cost of sales	42.7	43.2	42.1	44.2
Gross profit	57.3	56.8	57.9	55.8
Selling, general and administrative expenses	28.8	34.9	30.1	33.2
Research and development expenses	7.6	7.7	7.3	6.7
Operating income	20.9	14.2	20.5	15.9
Other income	1.6	1.1	2.2	1.4
Income from continuing operations before income taxes	22.5	15.3	22.7	17.3
Income taxes	7.9	5.4	7.6	5.0
Income from continuing operations	14.6	9.9	15.1	12.3

Gain (loss) from discontinued operations, net of tax	—	0.6	0.1	(0.6)
Net income	14.6	10.5	15.2	11.7

Comparison of Financial Results for the Third Quarter and Nine Months Ended September 30, 2006 and 2005

Sales

Sales for the third quarter 2006 were $6,647,091, up 17% compared to $5,670,156 for the same period in 2005.  On a geographical basis, sales increased 23% in our foreign markets and 10% in our domestic markets.  On a product line basis, this increase was primarily due to increased sales of our permeation, gas analyzer, and weighing and pharmaceutical products.  Sales for the first nine months of 2006 were $19,506,526, a 5% increase compared to $18,496,853 for the same period in 2005.  On a product line basis, this increase was primarily due to increased sales of our weighing and pharmaceutical products, gas analyzer and permeation products, offset somewhat by a decrease in sales of our sample preparation products.  The reduction in sample preparation products was due to the sale of Lab Connections which occurred in the first quarter 2006.  There were no significant price increases or decreases during either the third quarter 2006 or the first nine months of 2006 compared to the same respective periods in 2005.

The following table summarizes total sales by product line for the third quarters and nine-month periods ended September 30, 2006 and 2005.

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Permeation Products and Services	$3,761,957	$3,382,406	$10,992,607	$10,716,317
Gas, Headspace, and Other Analyzer Products	2,540,640	1,873,534	7,361,352	6,461,006
Other Instruments and Services	344,494	414,216	1,152,567	1,319,530
Total sales	$6,647,091	$5,670,156	$19,506,526	$18,496,853

The following table sets forth the relationship between various components of domestic and foreign sales for the third quarters and nine-month periods ended September 30, 2006 and 2005.

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Domestic sales	$2,889,646	$2,622,292	$8,498,776	$9,001,677
Foreign sales:
Europe	1,789,097	1,501,559	5,339,239	4,669,561
Asia	1,441,035	1,315,703	4,173,539	3,744,889
Other	527,313	230,602	1,494,972	1,080,726
Total foreign sales	3,757,445	3,047,864	11,007,750	9,495,176
Total sales	$6,647,091	$5,670,156	$19,506,526	$18,496,853

Sales of our permeation products and services, which accounted for approximately 57% and 60% of our consolidated third quarter sales in 2006 and 2005, respectively, increased 11% during the third quarter 2006 compared to the same period in 2005.  This increase resulted from a 17% increase in shipments to our international markets, which was impacted by a large order from China, where we recently had named a new sales representative organization.  Sales to our domestic markets in the third quarter 2006 were level with the same quarter in 2005.

Sales of our permeation products and services, which accounted for approximately 56% and 58% of our consolidated sales during the first nine months of 2006 and 2005, respectively, increased 3% during the first nine months of 2006 compared to the same period in 2005.  This increase resulted from a 13% increase in shipments to our international markets offset somewhat by an 18% decrease in sales to our domestic markets.  Although our domestic permeation market continues to be soft, we saw improvement in the third quarter 2006 as sales increased 29% from the second quarter 2006.

Sales of our gas, headspace, and other analyzer products, which accounted for 38% and 33% of our consolidated third quarter sales in 2006 and 2005, respectively, increased 36% during the third quarter 2006 compared to the same period in 2005.  Within this group, sales of our gas analyzer products through our Baseline subsidiary increased 44% due in part to shipments of our new Series 8900 analyzers.  Sales of our weighing and pharmaceutical products increased 84%, which increase was evenly spread between domestic and foreign markets, and was due to increased demand.  Our weighing and pharmaceutical products group consists of a relatively fewer number of products compared to our other product groups and will typically experience significant fluctuations in demand.

Sales of our headspace analyzer products were approximately the same in the third quarter 2006 compared to the same quarter in 2005, and a small increase in domestic shipments was offset by a similar decrease in international shipments.  As a result of increased demand primarily in our domestic markets, sales of our leak detection products increased 55% during the third quarter 2006 compared to the same period in 2005.

Sales of our gas, headspace, and other analyzer products, which accounted for 38% and 35% of our consolidated sales for the first nine months of 2006 and 2005, respectively, increased 14% during the first nine months of 2006 compared to the same period in 2005.  Within this group, sales of our weighing and pharmaceutical products increased by 54%, which increase was evident in both our domestic and foreign markets, and was due to increased demand.  Sales of our gas analyzer products through our Baseline subsidiary increased 13% for the first nine months of 2006 compared to the same period in 2005 with a 145% increase in international shipments being partially offset by a decrease in domestic shipments.  Sales of our headspace analyzer products increased 4% in the first nine months of 2006 compared to the same period in 2005 primarily as a result of a 9% increase in domestic sales, partially offset by a small decrease in foreign sales.  Sales of our leak detection products increased 2% for the first nine months of 2006 compared to the same period in 2005, primarily as a result of a 63% increase in domestic shipments offset by decreased foreign shipments.

Sales in our other instruments and services category decreased 17% in the third quarter 2006 compared to the same quarter in 2005 due primarily to the sale of Lab Connections which occurred in the first quarter 2006. This product group accounted for 5% and 7% of our consolidated third quarter sales in 2006 and 2005, respectively.

Sales in our other instruments and services category decreased 13% during the first nine months of 2006 compared to the same period in 2005 due primarily to the sale of Lab Connections which occurred in the first quarter 2006. This decrease was offset by a 37% increase in contract analytical testing services performed by our Microanalytics subsidiary.  This product group accounted for 6% and 7% of our consolidated nine month sales in 2006 and 2005, respectively.

On a geographical basis, domestic and foreign sales accounted for 43% and 57%, respectively, of our consolidated third quarter sales in 2006, and 46% and 54%, respectively, for the same period in 2005.  Domestic and foreign sales accounted for 44% and 56%, respectively, of our sales for the first nine months of 2006, and 49% and 51% for the same period in 2005.

Gross Profit

The gross profit margins for our products were 58.3% and 57.8% for the third quarters 2006 and 2005, respectively.  The higher margin for third quarter 2006 was primarily due to the shipment of new products which carry a higher profit margin, the elimination of production inefficiencies due to the sale of our Lab Connections subsidiary, and moving production of certain products in-house.

The gross profit margins for our consulting services were 42.4% and 46.1%, respectively, for the third quarters ended September 30, 2006 and 2005.  This decrease was primarily due to decreased demand for our consulting and developmental services which created the inability to fully absorb the related fixed overhead costs.

The gross profit margins for our products for the nine-month periods ended September 30, 2006 and 2005 were 58.7% and 56.6%, respectively.  The higher margin for the first nine months of 2006 was primarily due to the elimination of production inefficiencies due to the sale of our Lab Connections subsidiary, moving production of certain products in-house, and a shift in product mix to higher margin items.

The gross profit margins for our consulting services were 46.8% and 46.0% for the nine-month periods ended September 30, 2006 and 2005, respectively.  This increase was primarily due to normal fluctuations in pricing of contract developmental and analytical services.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the third quarter 2006 were $1,913,697, or 28.8% of sales, compared to $1,978,839, or 34.9% of sales in the third quarter 2005.  The decrease in SG&A expenses was primarily due to lower headcount in 2006, reduced operating costs in our Lab Connections subsidiary which was sold during the first quarter 2006, and reduced consulting costs related to Sarbanes-Oxley Act of 2002 (SOX) compliance in the third quarter 2006 compared to the same period in 2005.

SG&A expenses were $5,864,795, or 30.1% of sales, during the first nine months of 2006, compared to $6,136,163, or 33.2% of sales, for the same period in 2005.  The decrease in SG&A expenses was primarily due to lower headcount in 2006, reduced operating costs in our Lab Connections subsidiary which was sold during the first quarter 2006, and lower SOX compliance costs in 2006 compared to 2005.

Research and Development Expenses

Research and development (R&D) expenses were $507,933, or approximately 7.6% of sales, in the third quarter 2006, compared to $434,550, or approximately 7.7% of sales, in the same period of 2005.  R&D expenses as a percent of sales were 7.3% and 6.7% for the nine-month periods ended September 30, 2006 and 2005, respectively.  This planned increase in R&D expenditures is considered by management to be necessary to develop new products to expand in our niche markets.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the third quarter ended September 30, 2006 of $107,648 consisted of interest income of $108,160 offset by other small losses.  Other income for the third quarter ended September 30, 2005 of $61,973 consisted of interest income of $53,081, a gain on foreign currency exchange of $9,120, offset by other losses of $228.  For the nine months ended September 30, 2006, other income of $425,568 consisted of interest income of $282,751, a $92,345 gain on the sale of Lab Connections, gain on sale of fixed assets of $60,481 and other income $1,631, offset by a loss on foreign currency exchange of $11,640.  For the nine months ended September 30, 2005, other income of $259,862 consisted of interest income of $140,481, gain on foreign currency exchange of $71,810, gain on sale of fixed assets of $44,182 and other income of $3,389.  Interest income increased for the third quarter and nine months ended September 30, 2006 compared to the same respective periods in 2005 due both to higher average yields and higher average cash balances.

Income Tax Expense

Our provision for income taxes from continuing operations was 35.1% of income before income taxes for the third quarter ended September 30, 2006, compared to 35.6% of income before income taxes for the third quarter ended September 30, 2005.

For the nine months ended September 30, 2006, our provision for income taxes from continuing operations was 33.5% of income before income taxes compared to 28.9% of income before income taxes for the nine months ended September 30, 2005.  The rate for the first nine months of 2006 was favorably impacted by the resolution of a proposed income tax assessment in the state of New Jersey, which reduced income tax expense by approximately $50,000.  Also, because the sale of Lab Connections generated a taxable loss, there was no tax provision applicable to the $92,345 gain that was realized in the first quarter 2006. The rate for the first nine months of 2005 was favorably impacted by the finalization of an Internal Revenue Service examination, which reduced income tax expense by approximately $156,000 in the first quarter 2005 as well as benefiting from the newly enacted tax law.  Based on current operating conditions and income tax laws, we expect the tax rate for the remaining quarter of 2006 to be in the range of 33% to 36%.

Net Income

Net income was $968,509 in the third quarter 2006, compared to $594,003 in the third quarter 2005.  Diluted net income was $0.18 per share in the third quarter 2006 compared to $0.11 per share in the third quarter 2005.  For the nine months ended September 30, 2006, net income was $2,966,162, or $0.54 per diluted share, compared to net income of $2,163,214, or $0.39 per diluted share in the prior year period.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $2,664,771 during the first nine months of 2006 to $11,686,140 as of September 30, 2006, compared to $9,021,369 at December 31, 2005.  This was due in part to a significant reduction in inventory and trade accounts receivable, the receipt of the net proceeds from the sale of Lab Connections of $478,721, and the exercise of stock options, offset by a decrease in current liabilities.  Our working capital as of September 30, 2006 increased $2,253,442 to $16,092,775, as compared to $13,839,333 at December 31, 2005.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments, stock repurchases, and the final required earnout payment to the former parent company of Lippke, for at least the next twelve months.  However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies.  We may need to fund such activities, should they arise, with debt and/or equity financing, although no assurance can be given that such debt and/or equity financing will be available at reasonable terms or at all.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities of continuing operations which totaled $3,462,591 and $2,504,743 in the first nine months of 2006 and 2005, respectively.  In the first nine months of 2006, the cash provided by operating activities increased by $957,848, or 38%, compared to the first nine months of 2005.  The key components of the increases in 2006 were net income of $2,966,162, the decrease in accounts receivable and inventories totaling $474,107 and the add-back of non-cash depreciation and amortization of $561,842.  Offsetting these increases were reductions in accrued income taxes and other accrued expenses of $105,969 and $213,863, respectively, and the gain on disposition of long-term assets of $150,651.

Cash Flow from Investing Activities

Cash used in investing activities of continuing operations totaled $1,803,410 and $1,485,368 in the first nine months of 2006 and 2005, respectively.  The proceeds from sale of subsidiary of $478,721 in the first nine months of 2006 related to the sale of Lab Connections in the first quarter.  Purchases of marketable securities, net of proceeds, were $1,991,885 in the first nine months of 2006.  Purchases of property, plant and equipment totaled $334,670 in the same period, primarily for additions of office, manufacturing and laboratory equipment, as compared to $166,482 in the first nine months of 2005.  We had no material commitments for capital expenditures as of September 30, 2006.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities of continuing operations consists primarily of the payment of dividends to our shareholders.  During the first nine months of 2006 and 2005, we made dividend payments to our shareholders of $1,219,214 and $1,124,625, respectively, and purchases of our common stock in the amount of $363,125 in 2006.  Partially offsetting these payments were the proceeds from the exercise of stock options in the amount of $473,843 and $341,140 in the first nine months of 2006 and 2005, respectively.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock.  As of September 30, 2006, we had repurchased an aggregate of 41,500 shares of MOCON common stock under the program at a total cumulative cost of $363,125.  Therefore, as of September 30, 2006, $1,636,875 was remaining in this authorization.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (SFAS 157).  The standard provides guidance for using fair value to measure assets and liabilities.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  The statement is effective for us beginning in 2008; however, early adoption is permitted.  We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our financial position, results of operations or cash flows.

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

Allowance for doubtful accounts and sales returns – Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of September 30, 2006, we had $157,448 reserved against our accounts receivable for doubtful accounts and sales returns.

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

Accrued product warranties – Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Special warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of September 30, 2006, we had $262,632 accrued related to future estimated warranty claims.

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

We have deferred tax assets which management reviews for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. We carried no valuation allowance against our net deferred tax assets at either September 30, 2006 or 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created by those statutes.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our internet website or otherwise.  Statements that are not historical are forward-looking and reflect expectations and assumptions.  We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.  Examples of forward-looking statements in this report include, but are not limited to, statements regarding our expectation of improved domestic sales due to new product introductions, our allocation of 6% to 8% of our sales to research and development expenses, our expected tax rate for the remaining quarter of 2006 being in the range of 33% to 36%, our belief that no significant future capital expenditures are required to accommodate our current level of operations, our expectations regarding future cash expenditures, and the effect of new accounting pronouncements on our financial position, results of operations and cash flows.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the third quarter ended September 30, 2006 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the third quarter ended September 30, 2006.

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

MOCON, INC.

Date: November 13, 2006	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

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