Form 10-K
period 2006-12-31
MOCON INC
filed 2007-03-30
CIK 67279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.10 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐  NO☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐  NO☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of  “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of the registrant’s common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2006 (the last business day of the registrant’s second quarter) as reported by the Nasdaq Global Market System, was $48,041,967.

As of March 22, 2007, 5,480,104 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held May 17, 2007.

PART I

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

Our gas and vapor permeation products were first used in the food packaging industry to measure small amounts of moisture which adversely affects dry cereal and other food packaging. Today our core business, the detection, measurement and analysis of vapors and gases, serves industries far beyond food packaging. Our products serve niche markets from foods, beverages, pharmaceuticals, and consumer products, to oil and gas exploration, industrial safety, and homeland security. For example, our gas analyzers detect hazardous gases in the workplace and detect the release or presence of toxic substances in public places, which is part of the homeland security market.

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

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke), which is located near Koblenz, Germany. Lippke had been the primary distributor of our products in Europe for approximately 30 years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. Our acquisition of Lippke provides us with a direct presence in Europe. We acquired all of the shares of Lippke for a base purchase price plus three earnout payments based on the net profits of Lippke in each of the years 2004, 2005 and 2006, with a minimum payment amount of 100,000 euros per year. We made the final earnout payment near the end of the first quarter 2007.

In the last 18 months, we divested our Vaculok® vacuum insulated panel product line, which we acquired in 2003, and sold Lab Connections, Inc., which we acquired in 1998, to allow us to better concentrate on our core product lines, particularly our gas detection, measurement and analysis products.

Our principal executive offices and worldwide headquarters are located at 7500 Boone Avenue North, Minneapolis, Minnesota 55428, and our telephone number is (763) 493-6370. Our website address is www.mocon.com. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  We also make available, free of charge and through our website, to any shareholder who requests, the charters of our board committees and our Code of Ethics. Requests for copies can be directed to our Chief Financial Officer at the address and phone number above.

Products and Services

We develop, manufacture, market and service measurement, analytical, monitoring and consulting products used to detect, measure and analyze gases and chemical compounds. Please see our consolidated financial statements beginning on page F-1 for financial information concerning our business, including our revenues, net income and net assets. Our sales are grouped into three major categories as discussed below.

Permeation Products and Services

Our permeation products consist of systems and services that measure the rate at which various gases and vapors transmit through various materials. These products perform measurements under precise temperature and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials (including manufacturers of papers, plastic films and container coatings) and the users of such packaging materials, such as companies in the food, beverage, pharmaceutical and consumer product industries.

We also provide certain laboratory testing services to companies that have a need for our permeation products. These services consist primarily of testing film and package permeation for companies that:

•       have insufficient business to justify the purchase of our products;

•       are not familiar with such equipment; or

•       have purchased our products but have a need for additional capacity.

Our permeation products and services accounted for approximately 56%, 56% and 57% of our consolidated sales in 2006, 2005 and 2004, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C™ systems for carbon dioxide transmission rates. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to both research and development departments as well as production and quality assurance groups.

Gas, Headspace and Other Analyzer Products and Services

Gas Analyzer Products

Our Baseline-MOCON, Inc. subsidiary located near Boulder, Colorado produces advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring, and homeland security.

We sell two categories of gas analyzer products: 1) Permanent gas analyzers and systems which are installed in fixed locations at the monitoring sites and generally perform their functions continually or at regular intervals, and 2) OEM gas sensors which are hand-held, compact and are sold OEM to manufacturers of mobile equipment. Our gas analyzer products are for use in (1) industrial hygiene (detection of hazardous gases in the workplace), (2) hydrocarbon gas analysis for oil and gas exploration, (3) contaminant detection in the manufacture of specialty gases, and (4) environmental monitoring (tracking the release of, or the presence of, toxic substances), such as the intentional release of toxic gases by terrorists which would be a homeland security application.

Our gas analyzer products accounted for approximately 18%, 16% and 14% of our consolidated sales in 2006, 2005 and 2004, respectively. We market these products under the names BevAlert™, PetroAlert™, and piD-TECH®.

Headspace Analyzer and Leak Detection Products

Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. Our headspace analyzer products include the PAC CHECK® series of headspace analyzers and the GSA™ series of on-line gas stream analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.

Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other packages. We currently manufacture three types of leak detection instruments. The first type of instrument is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products.

Our headspace analyzer and leak detection products accounted for 15%, 15% and 13% of our consolidated sales in 2006, 2005 and 2004, respectively. We market these products under the names PAC GUARD®, SKYE® and PAC CHECK®.

Weighing and Pharmaceutical Products

Our weighing products automatically determine the weight of pharmaceutical capsules and tablets and reject those that are out of acceptable limits. Our VERICAP® high-speed capsule weighing system runs at rates up to 2,000 capsules per minute and can be integrated into a capsule production line in pharmaceutical factories. Our AB™ automatic balance weighing systems are designed for off-line use for both tablets and capsules, and we market these products primarily to the pharmaceutical industry. In addition, we sell tablet inspection systems and blister packaging-related equipment through our Lippke subsidiary, which is also an agent for other manufacturers.

Our gas, headspace and other analyzer products and services accounted for an aggregate of approximately 38%, 36% and 32% of our consolidated sales for 2006, 2005 and 2004, respectively.

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

In providing consulting and analytical services, we use our most advanced measurement technologies, including proprietary TRANSORPTION® technology. The principal market for our consulting and analytical services consists of manufacturers of foods, beverages, pharmaceuticals, plastics, chemicals, electronics and personal care products.

Gas Chromatography Analyzer Products

We sell various gas chromatographic (GC) instruments and provide services with an emphasis on multidimensional gas chromatography through our Microanalytics Instrumentation Corp. subsidiary, which is located in Austin, Texas. A variety of GC specific applications have been developed by our Microanalytics personnel, ranging from petroleum and petrochemical purity assay to aroma and off-odor analysis for the food, beverage, packaging and other industries. We integrate GC components that we purchase from third parties, with GCs purchased from third parties, to form multidimensional GC analyzer systems. The multidimensional GC analyzers that are formed through the integration of gas chromatography components with GCs represent state-of-the-art technology in gas chromatographic separations and are used in identifying compounds causing off-odors in various products, in identifying critical aroma compounds, and in high purity analysis of single component matrixes. Our GC analyzer products include the AROMATRAX® systems for odor and aroma analysis and profiling, the PURI-TRAX™ systems consisting of a vinyl chloride monomer purity analysis system and a system for measuring trace levels of oxygenated hydrocarbons in a variety of hydrocarbon products and process streams such as liquefied petroleum gases, and the VAPO-JECT™ automated vaporizing injector system for permanent and liquefied petroleum gases. The principal markets for our GC analyzer products consist of food, beverage, petroleum, chemical and petrochemical manufacturers.

Our other instruments and services groups accounted for an aggregate of approximately 6%, 8% and 11% of our consolidated sales in 2006, 2005 and 2004, respectively.

Competition

We have several competitors in both foreign and domestic markets for all of our products and services. The principal competitive factors for our products and services are:

•       product quality and performance;

•       product reliability;

•       product support; and

•       price.

We compete with a variety of companies in each market in which we sell our products. Some of our competitors have greater assets and resources than we do, and some are smaller than we are. To remain competitive, we must continue to invest in research and development, marketing, customer service and support, and manage our operating expenses. We believe that we have in place strategies to develop technological and other advantages that will give us a competitive advantage over our competitors. However, there can be no assurance that we will have sufficient resources to execute these strategies, or that our competitors will not develop new technologies or other advantages which would require us to reduce our prices, result in lost orders or otherwise adversely affect our financial results.

Manufacturing and Supplies

We manufacture products at our locations in Minnesota, Texas, Colorado and Germany. In February 2004, we closed our facility located near Boston, Massachusetts, and consolidated these operations into the operations at our Texas and Minnesota locations. Our manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, calibration and validation of systems. Certain components that we use in our products are currently purchased from single source suppliers. Although we purchase additional quantities of these components in the case of an interruption or delay in supply, an interruption of one of these sources could result in delays in our production while we locate an alternative supplier, which in turn could result in a loss of sales and income. There are other single source components for which we have determined that other sources are readily available. To date, we have experienced no significant production delays because of a supplier’s inability to ship an acceptable component.

Patents, Trademarks and Other Intellectual Property Rights

We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 42 U.S. patents and 25 international patents. These patents will expire during the period from 2008 through 2023.

We own or have applied for certain trademarks which protect and identify our products. Among the trademarks we own is MOCON®, which we have designated as a house trademark under which all our products manufactured at our headquarters are sold. In addition, we hold the following trademarks and service marks:  VERICAP®, OX-TRAN®, PERMATRAN-W®, PROFILER®, COULOX®, HERSCH®, VERITAB®, AROMATRAN®, SKYE®, PAC CHECK 200®, TRANSORPTION®, AROMATRAX®, PAC GUARD®, INNOVATIVE TECHNOLOGY CONFERENCES®, HEALTHPACK®, PAC CHECK®, OPTIPERM® and piD-TECH®. Our trademarks and service marks have a life, subject to periodic maintenance of 10 to 20 years, which may be extended in accordance with applicable law.

Marketing and Customers

We market our products and services throughout the United States and in over 60 foreign markets. We use a direct sales force of approximately 15 employees and approximately 10 independent sales representatives to market our products and services in the United States, Canada and Germany, and use a network of approximately 50 independent sales representatives to market and service our products and services in other foreign countries. To our knowledge, none of our independent sales representatives sell a material amount of product manufactured by any of our competitors.

For information concerning our export sales by geographic area, see note 13 of the notes to our consolidated financial statements. We market products and services to research laboratories, production environments and quality control applications in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas and other industries. No single customer accounted for 10% or more of our consolidated sales in any of the fiscal years ended December 31, 2006, 2005 and 2004, and we do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance. One independent representative accounted for approximately 6%, 8% and 8% of our consolidated sales in the years 2006, 2005 and 2004, respectively.

Backlog

As of December 31, 2006, our total backlog was $2,460,147 for all of our products as compared to $1,799,273 and $2,240,096 as of December 31, 2005 and 2004, respectively. We anticipate shipping the entire current backlog in 2007.

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

We incurred expenses of $1,942,786, $1,765,662 and $1,371,700 during the fiscal years ended December 31, 2006, 2005 and 2004, respectively, for research and development (R&D) of our products. R&D costs were approximately 7% of our consolidated sales for each of the fiscal years ended December 31, 2006 and 2005, respectively, and approximately 6% of our consolidated sales for the fiscal year ended December 31, 2004. We currently intend to spend, on an annual basis, approximately 6% to 8% of our consolidated sales on R&D.

Working Capital Practices

We strive to maintain a level of inventory that is appropriate given our projected sales. Our standard domestic payment terms are net 30 days and our international payment terms vary but generally range between 30 and 90 days. International sales are, in some cases, transacted pursuant to letters of credit.

Seasonality

Our business is not seasonal in nature.

Employees

As of December 31, 2006, we had 118 full-time employees. Included in this total are approximately 15 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

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

We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

Some of the markets in which we operate have experienced minimal growth in recent years, and our ability to increase our revenues will depend in part on our ability to develop new products, develop new applications for our existing products and to acquire complementary businesses and product lines.

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

One of our growth strategies is to supplement our internal growth with the acquisition of businesses and technologies that complement or augment our existing products. Some of the businesses that we previously acquired have produced net operating losses or low levels of profitability. For example, in July 2005, we sold our Vaculok® vacuum insulated panel product line which experienced poor financial performance since we acquired it in November 2003. Other businesses that we may acquire in the future may be marginally profitable or unprofitable, and may require us to improve the operations and market penetration of such companies in order to achieve the level of profitability that we desire.

Further, acquisitions and the integration of those acquisitions involve a number of risks, which could be heightened if we complete several acquisitions within a relatively short period of time, including:

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

The markets for our products and services are characterized by rapid and significant technological change and evolving industry standards. As a result of such changes and evolving standards, our products may become noncompetitive or obsolete and we may have to develop new products in order to maintain or increase our revenues. New product introductions that are responsive to these factors require significant planning, design, development and testing at the technological, product and manufacturing process levels, and we may not be able to timely develop new products. In addition, industry acceptance of new technologies that we may develop may be slow due to, among other things, existing regulations or standards written specifically for older technologies and general unfamiliarity of users with new technologies. As a result, any new products that we may develop may not generate any meaningful revenues or profits for us for a number of years, if at all.

Any reduction in the level of capital expenditures by our customers could negatively impact our sales.

Our customers include pharmaceutical, food, medical and chemical companies, laboratories, government agencies and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. Any decrease in capital spending by any of these customer groups could have a material adverse effect on our revenues, business and results of operations.

A significant portion of our sales are generated from foreign countries and selling in foreign countries entails a number of risks which could result in a decrease in our sales or an increase in our operating expenses.

Sales outside the United States accounted for approximately 55% of our sales in 2006 and approximately 50% and 52% of our sales in 2005 and 2004, respectively. We expect that foreign sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following:

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

Our reliance upon patents, domestic trademark laws, trade secrets and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products.

We hold patents relating to various aspects of our products and believe that proprietary technical know-how is critical to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Our competitors may initiate litigation to challenge the validity of our patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents or if we initiate any proceedings to protect our proprietary rights and if the outcome of any such litigation is unfavorable to us, it could have a material adverse effect on our business and results of operations. There may also be pending or issued patents held by parties not affiliated with us that relate to our products or technologies and we may need to acquire licenses to any such patents to continue selling some or all of our products. If we had to obtain any such license in order to be able to continue to sell some or all of our products, we may not be able to do so on terms that were favorable to us, if at all.

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

The market price of our common stock has been volatile in the past, ranging from a high sales price of $12.75 and a low sales price of $8.25 during 2006, and several factors could cause the price to fluctuate substantially in the future. These factors include:

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

Recently enacted and future changes in securities laws and regulations will increase our costs.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Market rules, are creating challenges for publicly-held companies, including us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting required the expenditure of financial and managerial resources in 2006. Because management will be required to complete an assessment of the effectiveness of the Company’s internal controls over financial reporting in 2007, we expect these expenditures to increase.

We will also be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

We are presently performing the system and process evaluation, testing and any necessary remediation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. While we anticipate being able to fully implement the requirements relating to internal control and other aspects of Section 404 that will apply to us by our December 31, 2007 deadline, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or their impact on our operations. If we are unable to conclude that our internal controls over financial reporting are effective or if, when required, our independent registered public accounting firm is unable to conclude that our assessment of our internal control over financial reporting is sufficient or is unable to conclude that our internal controls over financial reporting are effective and therefore issues an adverse opinion, investors may lose confidence in our financial reports and our stock price may decline.

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

Microanalytics’ operations occupy approximately 8,600 square feet of space in the metropolitan area of Austin, Texas. This space is leased until June 2007 and we expect to renew the lease for at least two more years.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of 2006.

ITEM 4A.        EXECUTIVE OFFICERS OF REGISTRANT

Our executive officers, their ages and their offices held, as of March 22, 2007, are as follows:

Name	Age	Title
Robert L. Demorest	61	Chairman of the Board, President and Chief Executive Officer
Daniel W. Mayer	56	Executive Vice President
Darrell B. Lee	58	Vice President, Chief Financial Officer, Treasurer and Secretary
Douglas J. Lindemann	49	Vice President and General Manager
Ronald A. Meyer	56	Vice President

There are no family relationships among any of our directors and executive officers. Information regarding the business experience of our executive officers is set forth below.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is quoted on the Nasdaq Global Market System under the symbol MOCO. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Global Market System. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table also sets forth, for the fiscal periods indicated, the amount of cash dividends declared on our common stock:

	2006			2005
Fiscal Period	High	Low	Dividend	High	Low	Dividend
1st Quarter	$9.75	$8.25	$0.075	$10.20	$8.98	$0.070
2nd Quarter	$10.02	$8.27	$0.075	$10.43	$8.76	$0.070
3rd Quarter	$10.05	$8.57	$0.075	$10.10	$9.08	$0.070
4th Quarter	$12.75	$9.00	$0.075	$9.73	$8.11	$0.075

We have paid quarterly cash dividends without interruption or decline since 1988. Cash dividends paid in 2006, 2005 and 2004 totaled $1,627,849, $1,502,284 and $1,842,593, respectively. The dividends paid in 2004 consisted of final dividend payments of $449,087 to Lippke’s former parent company and payments of $1,393,506 to our shareholders). Our Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on our common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board.

Record Holders

As of March 22, 2007, there were 309 record holders of our common stock.

Issuer Repurchases of Equity Securities

We did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2006. On November 9, 2005, our Board of Directors authorized the repurchase of up to $2,000,000 in shares of our common stock. This repurchase program superseded the Board’s previous stock repurchase authorizations. Our current stock repurchase program may be suspended or discontinued at any time, and at December 31, 2006 had $1,636,875 available for purchase.

Recent Sales of Unregistered Securities

During the fourth quarter and year ended December 31, 2006, we did not issue or sell any shares of our common stock or other equity securities of MOCON without registration under the Securities Act of 1933, as amended.

Stock Performance Graph

The following line-graph provides a five-year comparison of the cumulative returns for an investment in our common stock, the S&P 500 Index and an index comprised of our peer companies. For the past six years, we used companies that had a similar market capitalization as us and operated in the same SIC code that we did when preparing the index of our peer companies. The number of companies included in this peer group had decreased through the years as companies were purchased, declining from eleven companies in 1999 to four companies in 2005. This year, we changed the companies that we use to prepare our peer group index. We again selected companies that had similar market capitalization as us and that operate in the same industry as we do. The peer group that we are now using consists of 12 companies that operate in the scientific and technical instruments industry.

The total cumulative return (change in the year-end stock price plus reinvested dividends) is based on the investment of $100 made on December 31, 2001 in each of our common stock, the S&P 500 Index and an index comprised of our peer group. Total cumulative return for each company in our peer group is weighted according to market capitalization at the beginning of each year.

Comparison of Cumulative Five Year Total Return

*                    Aetrium, Inc., Ciphergen Biosystems, Inc., Image Sensing Systems, Inc., Mechanical Technology, Inc., Mikron Infrared, Inc., Misonix, Inc., New Brunswick Scientific Co., Inc., Perceptron, Inc., Stockeryale, Inc., Therma-Wave, Inc., TVI Corp., Wireless Telecom Group, Inc.

The foregoing Stock Performance Graph shall not be deemed to be ”filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended. Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this annual report on Form 10-K, in whole or in part, the foregoing Stock Performance Graph shall not be incorporated by reference into any such filings.

ITEM 6.                SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$26,290	$24,582	$24,965	$19,615	$19,931
Net income	$3,911	$2,915	$2,429	$2,211	$2,297
Net income per common share:
Basic	$0.72	$0.54	$0.45	$0.41	$0.42
Diluted	$0.71	$0.53	$0.44	$0.40	$0.41
Cash dividends declared per share	$0.30	$0.285	$0.265	$0.26	$0.24

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$26,877	$23,657	$22,516	$19,978	$19,821
Non-current liabilities	$100	$441	$543	$198	$326
Stockholders’ equity	$21,960	$18,799	$17,201	$16,715	$16,380

Our acquisition of Lippke in 2004 affects the comparability of the information in the table above. The results of this subsidiary have been included from the effective date of purchase, which includes $4,132,428, $3,631,918 and $3,824,782, respectively, in net incremental sales for 2006, 2005 and 2004.

Sales for the years 2005, 2004 and 2003 do not include $22,397, $143,316 and $17,365, respectively, for sales from the Vaculok product line, which amounts have been included in the “discontinued operations” section of our Consolidated Statements of Income.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties including those discussed under the heading “Item 1A. Risk Factors” and elsewhere in this report. For more information, see “Business—Forward-Looking Statements” of this report. The following discussion of the results of the operations and financial condition of MOCON should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report.

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

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke), which is located in Germany. We acquired all of the shares of Lippke for a base purchase price plus three earnout payments based on the net profits of Lippke in each of the years 2004, 2005 and 2006, with a minimum payment amount of 100,000 euros per year. We made the final earnout payment near the end of the first quarter 2007.

During the last 18 months, we divested two product lines to allow us to better concentrate on our core product lines, particularly our gas detection, measurement and analysis products. In March 2005, we committed to a plan to discontinue production of our Vaculok® vacuum insulated panels and exit this product line which had experienced poor financial performance since it was acquired in November 2003. We recorded a pre-tax charge to earnings in our first quarter 2005, totaling approximately $207,000, to reflect the results of operations and asset impairment write-down associated with the discontinuation of our Vaculok business. The $207,000 charge included a non-cash asset impairment charge of $162,000 relating to equipment and inventory used in the Vaculok business. We sold the assets associated with the vacuum insulated panel product line in July 2005 in exchange for an up front payment of $125,000, along with the right to receive additional amounts upon the occurrence of certain post-closing events. As a result of the sale, we recognized a pre-tax gain of approximately $69,000 in the third quarter 2005. In the first quarter 2006, we received an additional $35,000 related to the sale which resulted in an after-tax gain of $22,225. Sales associated with our vacuum insulated panel product line were not significant. The results of this line of business are shown in the “discontinued operations” section of our Consolidated Statements of Income, and further explained in Note 16 to our consolidated financial statements included herein.

In February 2006, we sold the capital stock of our Lab Connections, Inc. subsidiary in exchange for $517,296 in cash, subject to a purchase price adjustment based on the amount of Lab Connections’ net tangible assets as of the closing date. As a result of the sale, we recognized an after-tax gain of $92,345 in the first quarter 2006. See Note 17 to our consolidated financial statements.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No.123 (revised), Share-Based Payment (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. As a result, during 2006, our results of operations reflected compensation expense for new stock options granted during 2006 to the extent they vested in 2006 and the unvested portion of previous stock option grants which vested during 2006. The total amount charged to operations in 2006 was $174,038. Our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Therefore, the results for 2006 are not directly comparable to prior periods.

Significant Transactions and Financial Trends

Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce our earnings, and materially affect our financial results and financial position. Significant transactions and events that affected our 2006 financial results and position included the $92,345 gain recorded in the first quarter relating to the sale of our Lab Connections subsidiary as well as a $50,000 reduction in income tax expense due to a favorable settlement with a state taxing jurisdiction. In addition, we recognized a non-cash pre-tax expense of $187,553 in 2006 relating to the new stock option expensing rules which became effective for us on January 1, 2006. Significant transactions, such as the sale of our Lab Connections subsidiary, result from unique facts and circumstances and, given their nature, some of these items will likely not recur with similar materiality or impact on our continuing operations.

Our international sales have historically accounted for a significant portion of our revenues, and we expect this trend to continue for the foreseeable future, especially as a result of our acquisition of Lippke, which thus far has had, and is expected to continue to have, a positive impact on our sales and earnings, particularly on our foreign permeation products business.

Our research and development costs were approximately 7% of our consolidated sales for 2006 and approximately 7% and 6% of our consolidated sales for 2005 and 2004, respectively. We currently intend to spend, on an annual basis, approximately 6% to 8% of our sales on research and development.

While these items are important in understanding and evaluating our financial results, certain trends, such as the increase in the proportion of our international sales over the past three years, and other transactions or events such as those discussed later in this Management’s Discussion and Analysis may also have a material impact on our financial results.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for fiscal years ended December 31, 2006, 2005 and 2004. Our historical financial data were derived from our consolidated financial statements and related notes included in Item 8 of this report.

	Percent of Sales
	2006	2005	2004
Sales	100.0	100.0	100.0
Cost of sales	42.5	43.9	46.1
Gross profit	57.5	56.1	53.9
Selling, general, and administrative expenses	30.0	32.6	33.2
Research and development expenses	7.3	7.2	5.5
Operating income	20.2	16.3	15.2
Other income	2.1	1.4	0.5
Income before income taxes	22.3	17.7	15.7
Income taxes	7.5	5.4	5.2
Income from continuing operations	14.8	12.3	10.5
Gain (loss) from discontinued operations, net of tax	0.1	(0.4)	(0.8)
Net income	14.9	11.9	9.7

The following table summarizes total sales by product line for 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Permeation Products and Services	$14,604,579	13,711,970	14,290,547
Gas, Headspace and Other Analyzer Products and Services	10,072,101	8,875,847	8,083,951
Other Instruments and Services	1,613,295	1,993,783	2,590,555
Total Sales	$26,289,975	24,581,600	24,965,053

The following table sets forth the relationship between various components of domestic and foreign sales for 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Domestic Sales	$11,924,805	12,294,985	11,874,933
Foreign Sales:
Europe	7,360,019	5,802,034	6,440,144
Asia	4,842,523	5,093,417	4,533,682
Other	2,162,628	1,391,164	2,116,294
Total foreign sales	14,365,170	12,286,615	13,090,120
Total Sales	$26,289,975	24,581,600	24,965,053

Sales

Fiscal 2006 vs. Fiscal 2005

Sales for 2006 were $26,289,975, an increase of 7% compared to $24,581,600 for 2005. This increase in sales was primarily the result of the increased foreign sales volume of our permeation products, gas analyzer products and weighing and pharmaceutical products, together with increased domestic sales volume of our headspace analyzer products, partially offset by decreases in the domestic sales volume of our permeation products and gas analyzer products. In addition, sales of our sample preparation products for 2006 were approximately $458,000 lower than 2005 due to the sale of our Lab Connections subsidiary in the first quarter 2006. Our domestic sales were $11,924,805, or 45% of total sales in 2006, a decrease of 3% compared to $12,294,985, or 50% of sales in 2005. Our foreign sales were $14,365,170, or 55% of total sales in 2006, an increase of 17% compared to $12,286,615, or 50% of sales in 2005. The overall sales volume increase in 2006 was generally the result of increased demand primarily in our foreign markets. The impact of any price increases was not significant in 2006.

Permeation Products and Services—Sales of our permeation products and services were $14,604,579 and $13,711,970 in 2006 and 2005, respectively, or approximately 56% of our consolidated sales in both years. The $892,609, or 7% increase in permeation sales in 2006 compared to 2005, was primarily due to a 13% increase in foreign sales partially offset by a decrease in domestic sales. Foreign permeation product sales benefited from a large order received from China in our third quarter 2006, where we recently named a new sales representative organization. Also, sales to our European markets increased significantly in 2006 after a soft 2005. We believe that the domestic market for our permeation products, which is where we initially introduced our permeation products when our company was founded, is maturing. However, the market for our permeation products outside of the United States, where the demand for sophisticated packaging and other products is continuing to develop, and the use of our equipment is still in many areas limited, is likely to continue to grow. No assurance can be provided, however, that the international market for our permeation products will grow.

Gas, Headspace and Other Analyzer Products and Services—Sales of our gas, headspace, and other analyzer products and services, which accounted for 38% and 36% of our consolidated sales in 2006 and 2005, respectively, increased 13% in 2006 compared to 2005. Within this group, sales of our gas analyzers and sensors through our Baseline subsidiary, which accounted for 18% and 16% of our 2006 and 2005 consolidated sales, respectively, increased 20% in 2006 to $4,738,220 compared to $3,959,426 in 2005. This increase was due in part to shipments of our new Series 8900 analyzers which began shipping in the second half of 2006. Baseline’s foreign sales increased 111% in 2006 compared to 2005, while domestic sales decreased slightly over the same periods. The increase in foreign sales was primarily due to sales of new products to the carbonated beverage and OEM portable sensor industries, as well as ongoing sales of equipment to the oil and gas drilling and semiconductor markets.

Sales of our packaging products (headspace analyzers and leak detection), which accounted for 15% of our consolidated sales in both 2006 and 2005, increased 4% in 2006 to $3,880,877 compared to $3,732,740 in 2005. The increase resulted primarily from increased domestic demand for headspace analyzer products and increased foreign sales of leak detection analyzers, offset somewhat by a decrease in foreign shipments of headspace analyzers. The increase in domestic headspace analyzer sales was due primarily to new products, including the PAC CHECK® Model 333 hand-held tri-gas analyzer for the meat packing industry, as well as increased sales and marketing emphasis.

Sales of our weighing and pharmaceutical products, which accounted for 5% of our consolidated sales in both 2006 and 2005, increased 23% in 2006 compared to 2005. The increase resulted exclusively from increased demand in our foreign markets and represented a small volume increase. Our weighing and pharmaceutical products group consists of a relatively fewer number of products compared to our other product groups and will typically experience significant fluctuations in demand. Due to the significant competition in the market for weighing products, we do not expect the sales of our weighing and pharmaceutical products to significantly increase.

Other Instruments and Services—Sales of our other instruments and services group, which accounted for 6% and 8% of our consolidated sales in 2006 and 2005, respectively, decreased 19% in 2006 compared to 2005. This decrease was primarily due to a decrease in sales of $458,086 in 2006 compared to 2005 as a result of the sale of Lab Connections which occurred in the first quarter 2006. This decrease was partially offset by a 23% increase in contract analytical testing services and equipment sales through our Microanalytics subsidiary and a 5% increase in our consulting and testing laboratory services.

Fiscal 2005 vs. Fiscal 2004

Sales were $24,581,600 in 2005, a 2% decrease compared to sales of $24,965,053 in 2004. This decrease in sales was primarily the result of decreased domestic and foreign sales volume of our permeation products, foreign sales volume of our weighing and pharmaceutical products, domestic sales volume of our consulting and analytical services and foreign sales volume of our sample preparation products, offset somewhat by increases in the domestic and foreign sales volume of our headspace analyzer and gas analyzer products. These sales volume decreases were generally the result of decreased demand. The impact of any price increases was not significant in 2005.

Domestic sales were $12,294,985, or 50% of total sales in 2005, an increase of 4% compared to $11,874,933, or 48% of total sales in 2004. Foreign sales were $12,286,615, or 50% of total sales in 2005, a decrease of 6% compared to $13,090,120, or 52% of total sales in 2004.

Permeation Products and Services—Sales of our permeation products and services were $13,711,970 and $14,290,547, approximately 56% and 57% of our consolidated sales in 2005 and 2004, respectively. The 4% decrease in permeation sales in 2005 compared to 2004 was primarily due to decreases in foreign sales and, to a lesser extent, to a decrease in domestic sales. While we believe the domestic market for permeation products is mature, we are increasing our emphasis in the foreign markets with new products and marketing efforts.

Gas, Headspace and Other Analyzer Products and Services—Sales of our gas, headspace, and other analyzer products and services, which accounted for 36% and 32% of our consolidated sales in 2005 and 2004, respectively, increased 10% in 2005 compared to 2004. Within this group, sales of our gas analyzers and sensors through our Baseline subsidiary, which accounted for 16% and 14% of our 2005 and 2004 consolidated sales, respectively, increased 11% in 2005 to $3,959,426 compared to $3,560,351 in 2004. This increase was primarily due to continued customer acceptance of Baseline’s products in both the domestic and foreign markets.

Sales of our packaging products (headspace analyzers and leak detection), which accounted for 15% and 13% of our 2005 and 2004 consolidated sales, respectively, increased 16% in 2005 to $3,732,740 compared to $3,208,749 in 2004. The increase was primarily due to continued increases in sales of hand-held headspace analyzer products, primarily into our domestic market.

Sales of our weighing and pharmaceutical products, which accounted for 5% of our consolidated sales in both 2005 and 2004, decreased 10% in 2005 compared to 2004. The decrease was primarily due to reduced shipments to foreign customers, offset somewhat by increased sales to our domestic customers.

Other Instruments and Services—Sales of our other instruments and services group, which accounted for 8% and 10% of our consolidated sales in 2005 and 2004, respectively, decreased 23% in 2005 compared to 2004. This decrease was primarily due to reduced demand for our consulting and testing services and our contract analytical testing, as well as lower shipments of our sample preparation products.

Gross Profit

Fiscal 2006 vs. Fiscal 2005

Our gross profit percentages were 57.5% and 56.1% during 2006 and 2005, respectively. The increase in gross profit percentage resulted from numerous factors. A higher percentage of our sales were from permeation equipment, which typically carry a higher margin than most of our other products. We moved most of the remaining production of certain equipment at our Baseline operation to Minnesota which allowed for increased operational efficiencies and plant utilization. In addition, the sale of our Lab Connections subsidiary in the first quarter 2006 helped our gross profit percentage by eliminating inefficiencies due to the low and sporadic volume of sales at Lab Connections.

Fiscal 2005 vs. Fiscal 2004

Our gross profit percentages were 56.1% and 53.9% during 2005 and 2004, respectively. The increase in gross profit percentage was due primarily to certain non-recurring costs incurred in 2004. These costs were associated with: (1) the transfer of the majority of our Baseline subsidiary’s production to our facility in Minneapolis, Minnesota, (2) expenses associated with the amortization of intangible assets acquired as part of the purchase of Lippke and (3) the scrapping of inventory that had become obsolete. However, in 2005, our product mix included fewer permeation product sales, which on average carry a higher gross margin and thus somewhat reduced the overall gross margin for 2005.

Selling, General and Administrative Expenses

Fiscal 2006 vs. Fiscal 2005

Selling, general and administrative expenses were $7,876,219 and $8,008,326, or 30% and 33% of sales in 2006 and 2005, respectively. The decrease of $132,107 was due primarily to a lower headcount in 2006 as well as reduced operating expenses in our Lab Connections subsidiary which was sold during the first quarter 2006. Also, we incurred reduced consulting costs related to Sarbanes-Oxley Act of 2002 (SOX) compliance in 2006 as compared to 2005 due to a postponement of the effective date of Section 404 of SOX for non-accelerated filers until 2007.

Fiscal 2005 vs. Fiscal 2004

Selling, general and administrative expenses were $8,008,326 and $8,275,637 in 2005 and 2004, respectively, or 33% of sales in both years. The decrease was primarily due to decreased number of sales personnel in 2005 and also the expense associated with the Lab Connections intangible technology rights one-time impairment charge in 2004.

Research and Development Expenses

Fiscal 2006 vs. Fiscal 2005

Research and development (R&D) expenses were $1,942,786 and $1,765,662, or 7.3% and 7.2% of sales in 2006 and 2005, respectively. The increase of $177,124 in 2006 compared to 2005 is the result of our focus on business development opportunities in our core product areas. We believe continued R&D expenditures are necessary as we develop new products to expand in our niche markets and remain competitive. For the foreseeable future, we currently intend to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Fiscal 2005 vs. Fiscal 2004

Research and development expenses were $1,765,662 and $1,371,700, or 7.2% and 5.5% of sales in 2005 and 2004, respectively. This planned increase was in line with our present intention to spend between 6% and 8% of sales to develop new products to expand in our niche markets.

Other Income, Net

Other income, net for 2006, 2005 and 2004 was $549,597, $338,147 and $123,448, respectively. The following provides the details:

	Years Ended December 31,
	2006	2005	2004
Interest income on short-term investments	$412,882	209,217	129,862
Gain on sale of Lab Connections	92,345	—	—
Gain on sale of fixed assets	61,037	45,522	8,129
Foreign currency exchange (loss) gain	(19,152)	80,691	(14,543)
Other	2,485	2,717	—
Total	$549,597	338,147	123,448

Interest income increased approximately $204,000 from 2005 to 2006 due to higher interest rates (prime rate increased four times in 2006) and increased average cash and marketable security balances. Total cash and marketable securities increased approximately $3,600,000 from December 31, 2005 to December 31, 2006.

Income Tax Expense

Our provision for income taxes from continuing operations was 33.6% of income before income taxes in 2006, a three percentage point increase over 2005. The increase in the effective tax rate was due primarily to stock option compensation recognized in 2006 for the first time, which was not tax deductible, and a reduction in the tax contingency accrual in 2005 resulting from an Internal Revenue Service examination. The provision for 2006 was favorably impacted by the resolution of a proposed income tax assessment in the state of New Jersey, which reduced income tax expense by approximately $50,000. Also, because the sale of Lab Connections generated a taxable loss, there was no provision applicable to the $92,345 gain that was realized in the first quarter 2006. The taxable loss of approximately $650,000 results in a long-term capital loss carryforward which produces a deferred tax asset. Because it is currently unlikely that we will incur a long-term capital gain in the foreseeable future to offset against this loss, we have established a valuation allowance against the entire deferred tax asset relating to the capital loss carry-forward.

Our provision for income taxes from continuing operations was 30.6% of income before income taxes in 2005. The provision for 2005 was favorably impacted as the result of a $156,000 reduction in accrued income taxes related to the completion of an Internal Revenue Service examination. Also, the American Jobs Creation Act of 2004 that was passed in October 2004, and took effect on January 1, 2005, provided for a new manufacturing deduction that helped lower our effective tax rate.

Our provision for income taxes from continuing operations was 32.9% of income before income taxes in 2004.

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

Allowance for Doubtful Accounts and Sales Returns

Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns. The reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions. We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2006 and 2005, we had $179,861 and $192,446, respectively, reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for Excess and Obsolete Inventories

We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product. We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise. As of December 31, 2006 and 2005, we had $642,433 and $756,183, respectively, accrued for excess and obsolete inventories.

Recoverability of Long-Lived Assets

We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset’s carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. In the fourth quarter 2004, we recorded a $240,000 charge for the impairment of intangible technology rights associated with our Lab Connections subsidiary. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges.

Accrued Product Warranties

Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Special warranty reserves are also accrued for major rework campaigns. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors. As of December 31, 2006 and 2005, we had $246,737 and $327,015, respectively, accrued for future estimated warranty claims.

Income Taxes

In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

We have significant amounts of deferred tax assets. Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of its deferred tax assets. At December 31, 2006, we provided a valuation allowance in the approximate amount of $238,000 against our net deferred tax assets.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities increased $3,615,181 during 2006 to $12,636,550 as of December 31, 2006, compared to $9,021,369 at December 31, 2005. We describe the reasons for this increase below under the caption “Cash Flows from Operating Activities.” Our working capital as of December 31, 2006 increased $2,365,971 to $16,205,304, compared to $13,839,333 at December 31, 2005.

We invest a large portion of our available cash in highly liquid certificates of deposit, municipal bonds, corporate bonds, United States treasury obligations and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain.

We have historically financed our operations and capital equipment requirements through cash flows generated from operations. We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures, dividend payments and stock repurchases. Our belief is based on current business operations and economic conditions and assumes that we continue to operate our business in the ordinary course. However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies. If the cost of one or more acquisition opportunities exceeds our existing cash resources, we may need to fund such activities, should they arise, with a portion of our cash balances and debt and/or equity financing. We currently do not have any committed lines of credit or other credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms. Any plan to raise additional capital may involve an equity-based or equity-linked financing, which may be dilutive to existing shareholders. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.

Cash Flow

Cash Flows from Operating Activities

Our primary source of funds is cash provided by operating activities. Cash flow from operating activities of continuing operations totaled $4,978,197, $2,993,313 and $5,304,232 in 2006, 2005 and 2004, respectively. In 2006, cash provided by operating activities of continuing operations increased by $1,984,884 compared to 2005. This increase was due primarily to the increased year-over-year income from continuing operations, a decrease in inventories, and an increase in accounts payable and accrued compensation offset by a reduction in accrued income taxes and an increase in trade accounts receivable. In 2005, cash provided by operating activities of continuing operations decreased by $2,310,919 compared to 2004. This decrease was due primarily to the increases in inventories and net deferred income taxes and the reduction in accounts payable and other accrued expenses, offset somewhat by higher year-over-year income from continuing operations. Working capital requirements typically will increase or decrease with changes in the level of sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Income tax payments and any employee incentive payments affect the timing of our operating cash flow as they are accrued throughout the year but paid on a quarterly, semi-annually or annual basis.

Cash Flows from Investing Activities

Cash used in investing activities from continuing operations totaled $3,354,756 in 2006 as compared to $1,642,339 in 2005 and $1,492,763 in 2004. Cash used for investment purposes (net of investment sales) was $2,949,807 and $1,096,578 in 2006 and 2005, respectively. Net cash proceeds from investments were $345,995 in 2004. Cash received from the sale of our Lab Connections subsidiary was $478,721 in 2006. Purchases of property, plant and equipment totaled $462,324 in 2006, primarily for additions of office, manufacturing and laboratory equipment, as compared to $232,360 and $521,133 in 2005 and 2004, respectively. We had no material commitments for capital expenditures as of December 31, 2006. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations, and we expect purchases in 2007 to be similar to the levels in 2006.

Cash paid in acquisitions (net of cash acquired) in 2006, 2005 and 2004 of $454,718, $325,825 and $1,265,648, respectively, were related to our purchase of Lippke. The 2006 and 2005 amounts resulted from an adjustment of the required earnout payments between the minimum amount originally recorded and the amount paid, based on actual earnings of Lippke.

Cash Flows from Financing Activities

Cash used in financing activities from continuing operations totaled $1,183,512 in 2006 as compared to $1,102,685 in 2005 and $2,455,189 in 2004. The primary use of cash for financing activities in 2006, 2005 and 2004 was for the payment of dividends to our shareholders, in the amounts of $1,627,849, $1,502,284 and $1,393,506, respectively. In addition, during 2004, we made final dividend payments of $449,087 to Lippke’s former parent company.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock. During 2006, we repurchased a total of $363,125 of our common stock, leaving a remaining balance of $1,636,875 in this authorization. We did not make any repurchases of our common stock during 2005. During 2004, we made repurchases of our common stock totaling $900,360 related to a previous authorization.

Cash flow from the exercise of stock options generated $725,881, $399,599 and $287,764, for the years 2006, 2005 and 2004, respectively.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2006 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$1,072	360	712	—	—
Inventory purchase obligations	1,313	1,277	36	—	—
Total contractual cash obligations	$2,385	1,637	748	—	—

In connection with the Lippke acquisition, we were obligated to make three future earnout payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005 and 2006. We made payments of $549,257 and $433,339 in the first quarters 2005 and 2006, respectively, and made the final payment of $574,568 in the first quarter 2007.

We are parties to a severance agreement with four of our executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive’s current annual salary depending on the reason for termination.

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

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. Accordingly, we have adopted SAB 108 for our fiscal year ended December 31, 2006. Adoption of SAB 108 did not have an effect on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements are effective for fiscal years beginning after December 15, 2006. We currently do not expect that the adoption of this Interpretation will have a material impact on our consolidated financial statements.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2006
Sales	$6,519	$6,340	$6,647	$6,784
Gross profit	$3,818	$3,662	$3,807	$3,839
Net income	$1,135	$863	$969	$944
Net income per common share:
Basic	$0.21	$0.16	$0.18	$0.17
Diluted	$0.21	$0.16	$0.18	$0.17
2005
Sales	$6,445	$6,382	$5,670	$6,085
Gross profit	$3,562	$3,537	$3,221	$3,473
Net income	$794	$775	$594	$752
Net income per common share:
Basic	$0.15	$0.14	$0.11	$0.14
Diluted	$0.14	$0.14	$0.11	$0.14

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under Item 10 of this report is to be contained under the headings “Proposal One—Election of Directors—Information About Board Nominees,” “Proposal One—Election of Directors—Additional Information About Board Nominees,” “Corporate Governance—Information About our Board and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

The information concerning our executive officers is included in this report under Item 4A, “Executive Officers of Registrant” and is incorporated herein by reference.

During the fourth quarter 2006, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

Our Code of Ethics applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, and meets the requirements of the rules and regulations of the Securities and Exchange Commission. We will disclose any amendments to, and any waivers from a provision of, our Code of Ethics on a Form 8-K filed with the Securities and Exchange Commission. We will provide, free of charge, a copy of our Code of Ethics to any person who requests a copy. To request a copy of our Code of Ethics, write to us at:

MOCON, Inc.
7500 Boone Avenue North
Minneapolis, Minnesota 55428
Attention:  Chief Financial Officer

ITEM 11.         EXECUTIVE COMPENSATION

The information required under Item 11 of this report is to be contained under the headings “Director Compensation” and “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 of this report is to be contained under the headings “Principal Shareholders and Beneficial Ownership of Management” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

The following table summarizes outstanding options under our equity compensation plans as of December 31, 2006. Our only equity compensation plans as of December 31, 2006 were the MOCON, Inc.

2006 Stock Incentive Plan, the MOCON, Inc. 1998 Stock Option Plan and the MOCON, Inc. 1992 Stock Option Plan. The MOCON, Inc. 1998 Stock Option Plan and the MOCON, Inc. 1992 Stock Option Plan have terminated with respect to future grants. Options and other stock incentive awards to be granted in the future under the MOCON, Inc. 2006 Stock Incentive Plan are within the discretion of our Board of Directors and the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	853,875	$8.52	398,800
Equity compensation plans not approved by security holders	—	—	—
Total	853,875	$8.52	398,800

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 of this report is to be contained under the headings “Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax and Other Fees” and “Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

PART IV

Item 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         1.      Financial Statements

The following consolidated financial statements of MOCON, Inc. and its subsidiaries are included herein:

2.                 Financial Statement Schedule

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:  Schedule II:  Valuation and Qualifying Accounts.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

Under date of March 29, 2007, we reported on the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in this annual report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on January 1, 2006.

/s/ KPMG LLP
Minneapolis, Minnesota
March 29, 2007

Financial Statement Schedule:

II—Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

SCHEDULE II

MOCON, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Description	Balance at beginning of year	Charged to costs and expenses		Deductions	Balance at end of year
Year ended December 31, 2004
Allowance for doubtful accounts and sales returns	$243,677	173,147	(1)	194,784	222,040
Year ended December 31, 2005
Allowance for doubtful accounts and sales returns	222,040	30,668		60,262	192,446
Year ended December 31, 2006
Allowance for doubtful accounts and sales returns	192,446	132,570		145,155	179,861

(1)          Includes adjustment for acquisition of Lippke.

3.                 Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index.

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 22, 2007, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn: Shareholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a):

A.             MOCON, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 000-09273)).

B.              MOCON, Inc. 1998 Stock Option Plan, as amended, (incorporated by reference to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)).

C.              Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)).

D.             Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)).

E.              MOCON, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)).

F.               Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)).

G.            Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)).

H.            Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-09273)).

I.                  2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan for 2003 and subsequent years (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-09273)).

J.                 Description of Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)).

K.             Description of Non-Employee Director Compensation Arrangements (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)).

L.               Description of Executive Officer Compensation Arrangements (filed herewith).

(b)          Exhibits

The exhibits to this annual report on Form 10-K are listed in the Exhibit Index.

(c)           Financial Statement Schedule

See Item 15(a)(2) above for the financial statement schedule filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007	MOCON, INC.
	By:	/s/ Robert L. Demorest
Robert L. Demorest, Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)
	By:	/s/ Darrell B. Lee
Darrell B. Lee, Vice President, Chief
Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 30, 2007.

Signature and Title
/s/ Robert L. Demorest
Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer
/s/ Dean B. Chenoweth
Dean B. Chenoweth, Director
/s/ Donald N. DeMorett
Donald N. DeMorett, Director
/s/ J. Leonard Frame
J. Leonard Frame, Director
/s/ Robert F. Gallagher
Robert F. Gallagher, Director
/s/ Daniel W. Mayer
Daniel W. Mayer, Director
/s/ Ronald A. Meyer
Ronald A. Meyer, Director
/s/ Richard A. Proulx
Richard A. Proulx, Director
/s/ Tom C. Thomas
Tom C. Thomas, Director

MOCON, INC. AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on January 1, 2006.

/s/ KPMG LLP
Minneapolis, Minnesota
March 29, 2007

MOCON, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,549,042	2,889,323
Marketable securities, current	8,710,390	5,961,793
Trade accounts receivable, less allowance for doubtful accounts of $179,861 in 2006 and $192,446 in 2005	4,384,808	4,237,240
Other receivables	166,697	124,403
Inventories	3,619,644	4,057,514
Prepaid expenses	251,953	313,042
Deferred income taxes	340,125	582,948
Assets held for sale	—	90,809
Total current assets	21,022,659	18,257,072
Marketable securities, noncurrent	377,118	170,253
Property, plant, and equipment, net	1,556,984	1,551,883
Other assets:
Software development costs, net of accumulated amortization of $1,006,421 in 2006 and $943,743 in 2005	—	62,678
Goodwill	3,096,317	2,641,599
Technology rights and other intangibles, net	624,917	808,266
Other	199,251	165,137
Total other assets	3,920,485	3,677,680
Total assets	$26,877,246	23,656,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,688,846	1,413,794
Accrued compensation and vacation	1,286,316	995,528
Earnout payable	574,568	433,339
Other accrued expenses	320,797	440,510
Accrued product warranties	246,737	327,015
Accrued income taxes	289,895	402,285
Dividends payable	410,196	405,268
Total current liabilities	4,817,355	4,417,739
Obligations to former employees	99,918	93,735
Minimum earnout payable	—	107,514
Deferred income taxes	—	239,282
Total non-current liabilities	99,918	440,531
Total liabilities	4,917,273	4,858,270
Stockholders’ equity:
Capital stock—undesignated—authorized 3,000,000 shares	—	—
Common stock—$0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,469,275 shares in 2006 and 5,403,573 shares in 2005	546,928	540,357
Capital in excess of par value	1,218,115	592,796
Retained earnings	20,036,869	17,759,120
Accumulated other comprehensive income (loss)	158,061	(93,655)
Total stockholders’ equity	21,959,973	18,798,618
Commitments and contingencies (note 7)
Total liabilities and stockholders’ equity	$26,877,246	23,656,888

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Sales:
Products	$24,464,091	22,876,304	23,024,648
Consulting services	1,825,884	1,705,296	1,940,405
Total sales	26,289,975	24,581,600	24,965,053
Cost of sales:
Products	10,194,053	9,857,885	10,516,518
Consulting services	969,988	930,765	999,373
Total cost of sales	11,164,041	10,788,650	11,515,891
Gross profit	15,125,934	13,792,950	13,449,162
Selling, general and administrative expenses	7,876,219	8,008,326	8,275,637
Research and development expenses	1,942,786	1,765,662	1,371,700
Operating income	5,306,929	4,018,962	3,801,825
Other income, net	549,597	338,147	123,448
Income before income taxes	5,856,526	4,357,109	3,925,273
Income taxes	1,968,225	1,334,627	1,291,109
Income from continuing operations	3,888,301	3,022,482	2,634,164
Gain (loss) from discontinued operations, net of tax	22,225	(107,213)	(205,476)
Net income	$3,910,526	2,915,269	2,428,688
Basic net income per common share:
Income from continuing operations	$0.72	0.56	0.49
Gain (loss) from discontinued operations	—	(0.02)	(0.04)
Basic net income per common share	0.72	0.54	0.45
Basic weighted average common shares outstanding:	5,429,511	5,370,335	5,351,106
Diluted net income per common share:
Income from continuing operations	$0.71	0.55	0.48
Gain (loss) from discontinued operations	—	(0.02)	(0.04)
Diluted net income per common share	0.71	0.53	0.44
Diluted weighted average common shares outstanding:	5,525,483	5,534,280	5,471,420

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2006, 2005 and 2004

	Common stock		Capital in		Accumulated other
	Number		excess of	Retained	comprehensive
	of shares	Amount	par value	earnings	income (loss)	Total
Balance, December 31, 2003	5,406,189	$540,619	118,333	16,052,528	3,218	16,714,698
Stock options exercised	46,300	4,630	283,134	—	—	287,764
Purchase and retirement of common stock	(114,000)	(11,400)	(201,762)	(687,198)	—	(900,360)
Dividends declared ($.265 per share)	—	—	—	(1,416,309)	—	(1,416,309)
Net income	—	—	—	2,428,688	—	2,428,688
Cumulative translation adjustment	—	—	—	—	92,043	92,043
Adjustment for unrealized (loss) on marketable equity securities	—	—	—	—	(5,978)	(5,978)
Comprehensive income						2,514,753
Balance, December 31, 2004	5,338,489	533,849	199,705	16,377,709	89,283	17,200,546
Stock options exercised	70,404	7,040	443,496	—	—	450,536
Purchase and retirement of common stock	(5,320)	(532)	(50,405)	—	—	(50,937)
Dividends declared ($.285 per share)	—	—	—	(1,533,858)	—	(1,533,858)
Net income	—	—	—	2,915,269	—	2,915,269
Cumulative translation adjustment	—	—	—	—	(178,566)	(178,566)
Adjustment for unrealized (loss) on marketable equity securities	—	—	—	—	(4,372)	(4,372)
Comprehensive income						2,732,331
Balance, December 31, 2005	5,403,573	540,357	592,796	17,759,120	(93,655)	18,798,618
Stock options exercised	118,775	11,878	826,066	—	—	837,944
Purchase and retirement of common stock	(53,073)	(5,307)	(469,881)	—	—	(475,188)
Dividends declared ($.30 per share)	—	—	—	(1,632,777)	—	(1,632,777)
Stock compensation expense	—	—	187,553	—	—	187,553
Tax benefit on stock plans	—	—	81,581	—	—	81,581
Net income	—	—	—	3,910,526	—	3,910,526
Cumulative translation adjustment	—	—	—	—	246,061	246,061
Adjustment for unrealized gain on marketable equity securities	—	—	—	—	5,655	5,655
Comprehensive income						4,162,242
Balance, December 31, 2006	5,469,275	$546,928	1,218,115	20,036,869	158,061	21,959,973

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$3,910,526	2,915,269	2,428,688
(Gain) loss from discontinued operations, net of tax	(22,225)	107,213	205,476
Income from continuing operations	3,888,301	3,022,482	2,634,164
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	187,553	—	—
(Gain) loss on disposition of long-term assets	(147,457)	(23,408)	7,375
Depreciation and amortization	733,183	914,503	1,393,140
Impairment of technology rights and other intangibles	—	—	240,000
Deferred income taxes	23,228	(187,096)	(502,202)
Excess tax benefit from employee stock plans	(81,581)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(149,279)	(63,932)	(152,696)
Other receivables	(41,033)	(80,144)	40,711
Inventories	331,593	(339,529)	489,635
Prepaid expenses	61,798	46,540	(641)
Accounts payable	271,564	(120,810)	615,418
Accrued compensation and vacation	276,279	(6,236)	63,627
Other accrued expenses	(234,340)	(196,171)	313,326
Accrued product warranties	(53,748)	(16,813)	19,280
Accrued income taxes	(87,864)	43,927	143,095
Net cash provided by continuing operations	4,978,197	2,993,313	5,304,232
Net cash provided by (used in) discontinued operations	—	114,580	(168,003)
Net cash provided by operating activities	4,978,197	3,107,893	5,136,229
Cash flows from investing activities:
Purchases of marketable securities	(9,512,296)	(6,769,402)	(4,519,996)
Proceeds from sales or maturities of marketable securities	6,562,489	5,672,824	4,865,991
Cash paid in acquisitions, net of cash acquired	(454,718)	(325,825)	(1,265,648)
Proceeds from sale of subsidiary	478,721	—	—
Purchases of property, plant and equipment	(462,324)	(232,360)	(521,133)
Proceeds from sale of fixed assets	139,534	93,012	—
Purchases of patents and trademarks	(99,291)	(59,254)	(45,320)
Other	(6,871)	(21,334)	(6,657)
Net cash used in continuing operations	(3,354,756)	(1,642,339)	(1,492,763)
Net cash provided by (used in) discontinued operations	22,225	—	(6,127)
Net cash used in investing activities	(3,332,531)	(1,642,339)	(1,498,890)
Cash flows from financing activities:
Proceeds from the exercise of stock options	725,881	399,599	287,764
Purchase and retirement of common stock	(363,125)	—	(900,360)
Excess tax benefit from employee stock plans	81,581	—	—
Dividends paid to former parent company of Paul Lippke Handels	—	—	(449,087)
Dividends paid to MOCON shareholders	(1,627,849)	(1,502,284)	(1,393,506)
Net cash used in financing activities	(1,183,512)	(1,102,685)	(2,455,189)
Effect of exchange rate changes on cash and cash equivalents	197,565	(122,425)	66,892
Net increase in cash and cash equivalents	659,719	240,444	1,249,042
Cash and cash equivalents:
Beginning of year	2,889,323	2,648,879	1,399,837
End of year	$3,549,042	2,889,323	2,648,879
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,038,775	1,419,415	1,010,222
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$410,196	405,268	373,694
Unrealized holding gain (loss) on available-for-sale securities	5,655	(4,372)	(5,978)
Noncash purchase and retirement of common stock	112,063	50,937	—
Noncash exercise of stock options	112,063	50,937	—

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1)          Summary of Significant Accounting Policies

MOCON, Inc. (the Company) operates in a single industry segment: the developing, manufacturing and marketing of measurement, analytical, monitoring and consulting products used to detect, measure and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical and other industries throughout the world. The following is a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.

(a)         Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

(b)          Foreign Currency Translation

The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of the Company’s foreign subsidiary are translated to United States dollars at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income or loss in stockholders’ equity. Gains and losses on foreign currency transactions are included in other income or loss.

(c)           Statements of Cash Flows

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash equivalents consist of short-term investments which are readily convertible to cash.

(d)          Marketable Securities

Marketable securities at December 31, 2006 consist of United States government obligations, municipal bonds, and certificates of deposit. The Company classifies its debt and marketable equity securities as available-for-sale.

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
December 31, 2006, 2005 and 2004

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

(g)          Goodwill, Other Intangible Assets and Software Development Costs

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The Company adopted the provisions of FASB Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

(h)         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

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

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

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

(j)             Income Taxes

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

(k)          Fair Value of Financial Instruments

The Company’s financial instruments are recorded in its Consolidated Balance Sheets. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair values of investments in marketable securities are based on quoted market prices and are summarized in Note 2.

(l)             Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, the Company considers revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company’s terms are F.O.B. shipping point with no right of return, and customer acceptance of its products is not required. The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. The Company does not have distributors who stock its equipment. The Company does not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts, in accordance with FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. The elements of the Company’s sales transactions are clearly and separately stated and sufficient evidence of their fair value exists to separately account for the elements.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

(m)      Advertising Costs

The Company incurs advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was $458,000, $480,000 and $432,000 in 2006, 2005 and 2004, respectively.

(n)         Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and dilutive potential common shares outstanding during the year.

(o)          Stock-Based Compensation

In December 2004 the FASB issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)).  SFAS 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows, and its related implementation guidance. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

The Company implemented the provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective method, and therefore has not restated prior periods’ results. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Under the provisions of SFAS 123(R), the company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with APB 25 to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense was recognized relating to stock-based awards prior to January 1, 2006. Results of operations for periods prior to 2006 have not been restated to reflect recognition of stock-based compensation expense.

(p)          Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. Accordingly, the Company has adopted SAB 108 for the fiscal year ended December 31, 2006. Adoption of SAB 108 did not have an effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for the Company beginning in 2008; however, early adoption is permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS 157 will have on its financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements are effective for fiscal years beginning after December 15, 2006. The Company currently does not expect that the adoption of this Interpretation will have a material impact on its consolidated financial statements.

(q)          Reclassifications

Certain 2005 balance sheet amounts have been reclassified to conform to the 2006 presentation.

(2)          Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type at December 31, 2006 and 2005 were as follows:

	2006
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Available for sale:
Municipal bonds	$4,115,512	437	(1,851)	4,114,098
Certificates of deposit	4,773,472	119	(81)	4,773,510
Government bonds	200,000	—	(100)	199,900
	$9,088,984	556	(2,032)	9,087,508

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

	2005
		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Available-for-sale:
Municipal bonds	$2,385,176	152	(6,300)	2,379,028
Certificates of deposit	3,754,001	69	(1,052)	3,753,018
	$6,139,177	221	(7,352)	6,132,046

There were no gross realized gains or losses for the years ended December 31, 2006, 2005 and 2004.

Maturities of investment securities classified as available-for-sale were as follows at December 31, 2006 and 2005:

	2006		2005
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Available-for-sale:
Due within one year	$8,711,746	8,710,390	5,968,720	5,961,793
Due after one year	377,238	377,118	170,457	170,253
	$9,088,984	9,087,508	6,139,177	6,132,046

(3)          Inventories

The major components of inventories at December 31, 2006 and 2005 were as follows:

	2006	2005
Finished products	$526,918	656,587
Work-in-process	1,261,119	1,511,314
Raw materials	1,831,607	1,889,613
	$3,619,644	4,057,514

(4)          Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005 consisted of the following:

			Estimated
	2006	2005	useful lives
Land	$200,000	200,000	—
Buildings	445,833	445,833	27 years
Machinery and equipment	3,427,430	3,517,045	3 to 10 years
Office equipment	1,116,501	979,199	2 to 15 years
Leasehold improvements	655,254	665,014	1 to 5 years
Vehicles	208,662	205,351	3 to 5 years
Total property, plant, and equipment	6,053,680	6,012,442
Less accumulated depreciation	(4,496,696)	(4,460,559)
Net property, plant, and equipment	$1,556,984	1,551,883

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Depreciation and amortization of property, plant and equipment charged to income was $397,017, $486,495 and $550,382 for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)          Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2006, goodwill amounted to $3,096,317, which includes the addition in 2006 of $454,718 for an earnout payment related to the acquisition of Paul Lippke Handels-GmbH. As of December 31, 2005, goodwill amounted to $2,641,599, which included a 2005 addition of $325,825 for an earnout payment related to the acquisition of Paul Lippke Handels-GmbH. The Company completed its annual impairment tests during the fourth quarters of 2006 and 2005 and determined there was no impairment.

Impairment of Other Intangible Assets

During 2004, the Company completed a review and analysis of its Lab Connections, Inc. (LCI) subsidiary and the carrying amount of the remaining net balance of intangible technology rights. LCI experienced operating losses during 2003 and 2004, and forecasted operating results indicated that the subsidiary’s undiscounted cash flows were not adequate to allow LCI sufficient cash flow to fully realize the remaining intangible technology rights value. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $240,000. The charge, recorded in selling, general and administrative expenses, is equal to the difference between the carrying amount of the intangible technology rights and its fair value as estimated, based on discounted projected cash flows. As further explained in Note 17, LCI was sold in February 2006.

Other Intangible Assets

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2006
	Carrying Amount	Accumulated Amortization	Net
Patents	$710,549	(289,430)	421,119
Trademarks and trade names	397,338	(233,993)	163,345
Technology rights	184,008	(173,055)	10,953
Other intangibles	698,596	(669,096)	29,500
	$1,990,491	(1,365,574)	624,917

	As of December 31, 2005
	Carrying Amount	Accumulated Amortization	Net
Patents	$614,594	(249,713)	364,881
Trademarks and trade names	385,053	(160,069)	224,984
Technology rights	184,008	(146,768)	37,240
Other intangibles	715,043	(533,882)	181,161
	$1,898,698	(1,090,432)	808,266

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Amortization expense was $276,717, $292,486 and $439,073 in 2006, 2005 and 2004, respectively.

Estimated amortization expense for the fiscal years 2007 to 2011 and thereafter is $152,993, $108,973, $40,550, $32,866, $19,210 and $85,251, respectively.

(6)          Warranty

The Company provides a warranty for most of its products. Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs, at the Company location. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions are excluded from warranty coverage.

Warranty expense is accrued at the time of sale based on historical claims experience. Special warranty reserves are also accrued for special rework campaigns for known major product modifications. The Company also offers service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Balance at				Balance
	beginning	Warranty		Warranty	at end
Years:	of year	Provisions		Claims	of year
Year ended December 31, 2004
Allowance for product warranties	$279,639	480,132	(1)	407,137	352,634
Year ended December 31, 2005
Allowance for product warranties	352,634	318,635		344,254	327,015
Year ended December 31, 2006
Allowance for product warranties	327,015	266,706	(2)	346,984	246,737

(1)          Includes adjustment for acquisition of Lippke.

(2)          Includes adjustment for sale of Lab Connections.

(7)          Commitments and Contingencies

(a)         Leases

The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through June 2010 and require the Company to pay operating costs, including real estate taxes.

Rental expense, including charges for operating costs, was $386,077, $382,765 and $487,776 in 2006, 2005 and 2004, respectively.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2006:

Year ending December 31:
2007	$360,436
2008	304,459
2009	271,446
2010	135,723
2011 and thereafter	—
$1,072,064

(b)          Executive Severance Agreements

The Company is a party to a severance agreement with four of its executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive’s current annual salary depending on the reason for termination.

(c)           Inventory Purchase Obligations

At December 31, 2006, the Company had approximately $1.3 million of purchase order commitments to suppliers of the Company for delivery of inventory during 2007 and 2008.

(8)          Income Taxes

Income from continuing operations before income taxes was as follows:

	2006	2005	2004
Income before income taxes
Domestic	$4,288,000	3,283,000	3,217,000
Foreign	1,569,000	1,074,000	708,000
Total	$5,857,000	4,357,000	3,925,000

The provision for income taxes consists of the following:

	2006	2005	2004
Current tax expense:
Federal	$1,131,000	909,000	1,149,000
State	137,000	147,000	131,000
Foreign	677,000	466,000	513,000
Total current expense	1,945,000	1,522,000	1,793,000
Deferred tax expense:
Federal	86,000	(124,000)	(256,000)
State	10,000	(10,000)	(21,000)
Foreign	(73,000)	(53,000)	(225,000)
Total deferred expense	23,000	(187,000)	(502,000)
Provision for income taxes	$1,968,000	1,335,000	1,291,000

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income for years ended December 31,
	2006	2005	2004
Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	1.7	2.0	2.0
Sale of stock of subsidiary	(4.3)	—	—
Change in valuation allowance	4.1	—	—
Export incentives	(1.4)	(2.1)	(3.5)
Domestic manufacturing deduction	(0.6)	(0.8)	—
Effect of foreign operations	1.2	1.1	1.3
Tax-exempt interest	(0.4)	(0.4)	(0.3)
Reduction of tax contingency accrual	(0.9)	(3.6)	—
Stock option compensation	0.9	—	—
Other	(0.7)	0.4	(0.9)
Effective income tax rate	33.6%	30.6%	32.6%

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$61,000	68,000
Inventory items	240,000	320,000
Reserves and accruals	205,000	206,000
Capital loss carryforward	238,000	—
Intangibles	63,000	—
Subtotal	807,000	594,000
Less: Valuation allowance	(238,000)	—
Total deferred tax assets	569,000	594,000
Deferred tax liabilities:
Fixed assets	(140,000)	(250,000)
Other	(61,000)	—
Total deferred tax liabilities	(201,000)	(250,000)
Net deferred tax asset	$368,000	344,000

During 2006, the Company determined that establishing a valuation allowance for the deferred tax assets was required since it is more likely than not that the tax benefit of $238,000 from the capital loss carryforward related to the sale of Lab Connections would not be realized through future taxable income. However, the Company believed that the remainder of its deferred tax assets would be realized either through future taxable income or net operating loss carry-backs.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

As of December 31, 2006, there were approximately $2,700,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be partially offset by available foreign tax credits.

(9)          Stock-Based Compensation

As of December 31, 2006, the Company has reserved 398,800 shares of common stock for options and other stock-based incentive awards that are still available for grant under the Company’s 2006 stock incentive plan, and 853,875 shares for options that have been granted under either the Company’s 2006 stock incentive plan, 1998 stock option plan or 1992 stock option plan but have not yet been exercised.

Under the Company’s stock-based incentive plans, option exercise prices are 100% of the market value of the common stock at the date of grant, except for incentive options granted under the 1992, 1998 and 2006 plans to persons owning more than 10% of the Company’s stock, in which case the option price is 110% of the market value, and nonqualified options granted under the 1992, 1998 and 2006 plans, which may be granted at option prices no less than 25% of the market value. Exercise periods are generally for seven to ten years. Certain of the plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, the Company may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to capital in excess of par value.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

The Company adopted the modified prospective transition method of applying SFAS 123(R) which requires the application of the standard as of January 1, 2006. As a result, as of December 31, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested during 2006 and the unvested portion of previous stock option grants vested during the year ended 2006. The Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Therefore, the results for 2006 are not directly comparable to the prior periods.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in the Company’s Consolidated Statements of Income for 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006. This compensation expense is based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Consolidated Statements of Income for 2006 is based on awards ultimately expected to vest, and therefore it has been

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25, using the intrinsic-value method. Under the guidelines of APB 25, compensation cost for share-based employee compensation plans was recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company had adopted the disclosure-only provisions for employee share-based compensation, and therefore, had not recorded compensation cost in its financial statements. Had compensation cost for share-based compensation been determined consistent with SFAS 123(R), net income and net income per share would have been adjusted to the following pro forma amounts:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income—as reported	$2,915,269	2,428,688
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(141,097)	(196,203)
Net income—pro forma	$2,774,172	2,232,485
Net income per common share—as reported:
Basic	$0.54	0.45
Diluted	$0.53	0.44
Net income per common share—pro forma:
Basic	$0.52	0.42
Diluted	$0.50	0.41

Share-based compensation expense recognized in the consolidated financial statements under SFAS 123(R) for 2006 was $174,038 as shown below:

Year Ended December 31, 2006
Total cost of share-based compensation	$187,553
Amount capitalized in inventory and property and equipment	—
Amounts charged against income, before income taxes	187,553
Amount of income tax benefit recognized in earnings	(13,515)
Amount charged against net income	$174,038
Impact on net income per common share:
Basic	$0.03
Diluted	$0.03

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Share-based compensation expense was reflected in the statements of income for the year 2006 as follows:

Year Ended December 31, 2006
Cost of sales	$56,297
Selling, general and administrative expenses	107,150
Research and development expenses	24,106
Amounts charged against income, before income taxes	187,553
Tax benefit recognized in earnings	(13,515)
Amount charged against net income	$174,038

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). The Company uses historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. The Company based its estimate of expected volatility for awards granted in 2006 on daily historical trading data of its common stock for a period equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company estimated the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a ten-year contractual term. Forfeitures were based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during 2006, 2005 and 2004 using the Black-Scholes model:

	2006	2005	2004
Dividend yield	3.1%	3.0%	3.1%
Expected volatility	37%	31%	32%
Risk-free interest rate	4.6%	4.0%	3.4%
Expected lives (in years)	5.2	7.9	7.8

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Information regarding the Company’s stock option plans for 2006, 2005 and 2004 was as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value
Options outstanding, December 31, 2003	810,412	$7.17
Granted	102,000	9.18
Exercised	(46,300)	6.22
Canceled or expired	(27,673)	7.38
Options outstanding, December 31, 2004	838,439	7.46
Granted	106,200	8.91
Exercised	(70,404)	6.40
Canceled or expired	(23,786)	8.43
Options outstanding, December 31, 2005	850,449	7.70	6.7
Granted	154,200	12.00	10.0
Exercised	(118,775)	7.05
Canceled or expired	(31,999)	9.09
Options outstanding, December 31, 2006	853,875	$8.52	6.6	$3,359,907
Options exercisable, December 31, 2006	618,666	$7.62	5.6	$2,994,214

The weighted average grant date fair value based on the Black-Scholes model for options granted in 2006 was $3.34. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was $290,942 and $220,836 during the years ended December 31, 2006 and 2005, respectively.

A summary of the status of the Company’s unvested option shares as of December 31, 2006 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at December 31, 2005	175,887	$2.26
Options granted	154,200	3.34
Options cancelled	(13,074)	2.30
Options vested	(81,804)	2.29
Unvested at December 31, 2006	235,209	$2.95

As of December 31, 2006, there was $694,601 of total unrecognized compensation cost related to unvested share-based compensation granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of option shares vested during the year 2006 was $187,576.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

(10)   Other Income

Other income, net for 2006, 2005 and 2004 was $549,597, $338,147 and $123,448, respectively.

The following table provides the details:

	Years Ended December 31,
	2006	2005	2004
Interest income on short-term investments	$412,882	209,217	129,862
Gain on sale of Lab Connections	92,345	—	—
Gain on sale of fixed assets	61,037	45,522	8,129
Foreign currency exchange (loss) gain	(19,152)	80,691	(14,543)
Other	2,485	2,717	—
Total	$549,597	338,147	123,448

(11)   Stockholders’ Equity

From time to time, the Company’s board of directors authorizes the repurchase of common stock. On November 5, 2005 the Company’s board of directors authorized the repurchase of up to $2,000,000 in shares of the Company’s common stock. As of December 31, 2006, there was $1,636,875 remaining in this authorization.

(12)   Net Income per Common Share

The following table presents a reconciliation of the denominators used in the computation of net income per common share—basic and net income per common share—diluted for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Weighted shares of common stock outstanding—basic	5,429,511	5,370,335	5,351,106
Weighted shares of common stock assumed upon exercise of stock options	95,972	163,945	120,314
Weighted shares of common stock outstanding—diluted	5,525,483	5,534,280	5,471,420

Outstanding stock options totaling 179,200, 150,020 and 157,120 at December 31, 2006, 2005 and 2004, have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive.

(13)   Product Line, Geographical and Significant Customer Information

The Company operates in a single industry segment: the development, manufacturing and marketing of measurement, analytical, monitoring, and consulting products used to detect, measure and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical and other industries throughout the world.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

The following table summarizes total sales by product line for 2006, 2005 and 2004 respectively:

	Years Ended December 31,
	2006	2005	2004
Permeation Products and Services	$14,604,579	13,711,970	14,290,547
Gas, Headspace and Other Analyzer Products and Services	10,072,101	8,875,847	8,083,951
Other Instruments and Services	1,613,295	1,993,783	2,590,555
Total Sales	$26,289,975	24,581,600	24,965,053

The following table summarizes total sales, based upon the country to which sales to external customers were made for fiscal years 2006, 2005 and 2004. All of the Company’s tangible long-lived assets are located in the United States, except for an insignificant amount of property and equipment in Germany.

	Years Ended December 31,
	2006	2005	2004
Domestic Sales	$11,924,805	12,294,985	11,874,933
Foreign Sales:
Europe	7,360,019	5,802,034	6,440,144
Asia	4,842,523	5,093,417	4,533,682
Other	2,162,628	1,391,164	2,116,294
Total foreign sales	14,365,170	12,286,615	13,090,120
Total Sales	$26,289,975	24,581,600	24,965,053

The Company’s products are marketed outside of North America through various independent representatives. Its Lippke subsidiary in Germany, which was acquired effective January 1, 2004, accounted for 26%, 23% and 24% of sales in 2006, 2005 and 2004, respectively. In addition, one independent representative accounted for approximately 6%, 8% and 8% in 2006, 2005 and 2004, respectively.

No single customer accounted for 10% or more of the Company’s consolidated revenues in any of the fiscal years ended December 31, 2006, 2005 and 2004.

(14)   Savings and Retirement Plan

The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company’s contributions to this plan in 2006, 2005 and 2004 were $77,915, $78,265 and $72,749, respectively.

(15)   Acquisitions

Effective January 1, 2004, the Company acquired Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke) which is located in Germany. Lippke had been the primary distributor of its products in Europe for approximately 30 years, and also served in the capacity of distributor or agent for several companies in addition to MOCON. The acquisition of Lippke provides us with a direct presence in Europe. The Company acquired all of the shares of Lippke for a base purchase price of $802,688. In

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

addition, the Company was obligated to make three earnout payments to Lippke’s former parent company based on the net profits of Lippke in each of the years 2004, 2005 and 2006, with a minimum payment amount of 100,000 euros per year. The Company made the third and final payment in the first quarter 2007 in the amount of $574,568. The results of Lippke have been included in the consolidated financial statements since the date of acquisition of January 1, 2004. The purchase price of the acquisition was:

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
$1,784,628

The allocation of the purchase price was based, in part, on a third-party valuation of the fair value of identifiable intangible assets, and certain property, plant and equipment. Other non-current liabilities include deferred income taxes of $264,683 and obligations payable to two former employees totaling $107,080. The cost of the identifiable intangible assets will be amortized on a straight-line basis over periods of less than 1 to 5 years. The Company expects that substantially all of the amounts allocated to goodwill and other identifiable intangibles will not be deductible for tax purposes.

(16)   Discontinued Operations

In July 2005, the Company sold substantially all of the assets used in its discontinued Vaculok product line. As previously reported in the first quarter 2005, the decision had been made to cease production of Vaculok vacuum insulated panels and exit the product line.

MOCON, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Pursuant to the sale agreement, the Company received an up-front payment of $125,000, along with the right to receive additional amounts upon the occurrence of certain post-closing events. As a result of the sale, the Company recognized a pre-tax gain on disposal of approximately $69,000. When combined with additional operating expenses, this produced a pre-tax loss of approximately $169,000 for 2005 which is reported as discontinued operations in the Consolidated Statements of Income. After tax, the total loss recognized from discontinued operations was approximately $107,000. The Company received an additional payment of $35,000 ($22,225 after-tax) in 2006 related to the sale which is shown as a gain from discontinued operations on the Consolidated Statements of Income.

(17)   Sale of Subsidiary

In February 2006, the Company sold all of the outstanding capital stock of Lab Connections, Inc. (LCI). Pursuant to the sale agreement, the Company received a cash payment of approximately $517,000 in exchange for all the outstanding shares of LCI. As a result of the sale, the Company recognized an after-tax gain of approximately $92,000 in the first quarter ended March 31, 2006. As a result of the sale, the Company entered into a one-year manufacturing agreement with the purchaser to be the exclusive supplier of sample preparation products previously made and sold by LCI.

Sales of sample preparation products were approximately $47,000, $505,000 and $606,000 for 2006, 2005 and 2004, respectively.

MOCON, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Exhibit No.	Exhibit	Method of Filing
3.1	Restated Articles of Incorporation of MOCON, Inc.	Filed herewith
3.2	Third Restated Bylaws of MOCON, Inc.	Incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 000-09273)
10.1	Office/Warehouse Lease, dated July 29, 1994, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-09273)
10.2	Lease Notification and Extension Agreement, dated June 6, 1997, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-09273)
10.3	Second Lease Notification and Extension Agreement, dated November 17, 1999, by and between MOCON, Inc. and Boone Associates LLC	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-09273)
10.4	MOCON, Inc. 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 000-09273)
10.5	MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)
10.6	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.7	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.8	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)

10.9	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.10	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.11	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-09273)
10.12	2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-09273)
10.13	Purchase and Sale Agreement dated October 24, 2001 by and among MOCON, Inc., Questar InfoComm, Inc. and Questar Corporation	Incorporated by reference to Exhibit 2.1 to our Report on Form 8-K filed on November 6, 2001 (File No. 000-09273)
10.14	Share Purchase Agreement, dated as of December 19, 2003 by and between Ahlström Capital Oy and MOCON, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 29, 2004 (File No. 000-09273)
10.15	Transfer Deed dated as of January 29, 2004 by and between Ahlström Capital Oy and MOCON, Inc.	Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on January 29, 2004 (File No. 000-09273)
10.16	Stock Purchase Agreement, dated February 27, 2006, by and among Leap Technologies, Lab Connections, Inc. and MOCON, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2006 (File No. 000-09273)
10.17	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)
10.18	Description of Non-Employee Director Compensation Arrangements	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)
10.19	Description of Executive Officer Compensation Arrangements	Filed herewith
21.1	Subsidiaries of MOCON, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Filed herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Filed herewith