Form 10-Q
period 2007-03-31
MOCON INC
filed 2007-05-21
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2007

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

YES ☐  NO ☒

5,482,129 Common Shares were outstanding as of April 30, 2007.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2007

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,479,620	$3,549,042
Marketable securities, current	8,523,213	8,710,390
Trade accounts receivable, less allowance for doubtful accounts of $158,149 in 2007 and $179,861 in 2006	4,688,529	4,384,808
Other receivables	171,535	166,697
Inventories	3,494,051	3,619,644
Prepaid expenses	247,688	251,953
Deferred income taxes	340,125	340,125
Total current assets	20,944,761	21,022,659

Marketable securities, noncurrent	265,000	377,118

Property, plant and equipment, net of accumulated depreciation of $4,604,582 in 2007 and $4,496,696 in 2006	1,544,972	1,556,984

Other assets:
Goodwill	3,096,317	3,096,317
Technology rights and other intangibles, net	600,458	624,917
Other	210,257	199,251
Total other assets	3,907,032	3,920,485

TOTAL ASSETS	$26,661,765	$26,877,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,344,968	$1,688,846
Accrued compensation and vacation	1,012,000	1,286,316
Earnout payable	—	574,568
Other accrued expenses	348,823	320,797
Accrued product warranties	233,279	246,737
Accrued income taxes	609,707	289,895
Dividends payable	411,038	410,196
Total current liabilities	3,959,815	4,817,355

Noncurrent liabilities:
Obligations to former employees	100,915	99,918

Total liabilities	4,060,730	4,917,273

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,480,504 shares in 2007 and 5,469,275 shares in 2006	548,051	546,928
Capital in excess of par value	1,405,462	1,218,115
Retained earnings	20,459,181	20,036,869
Accumulated other comprehensive gain	188,341	158,061
Total stockholders’ equity	22,601,035	21,959,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,661,765	$26,877,246

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Sales:
Products	$6,487,171	$6,081,098
Consulting services	389,378	437,814
Total sales	6,876,549	6,518,912

Cost of sales:
Products	2,677,641	2,475,246
Consulting services	258,533	225,545
Total cost of sales	2,936,174	2,700,791

Gross profit	3,940,375	3,818,121

Selling, general and administrative expenses	2,228,887	1,919,140

Research and development expenses	535,520	453,519

Operating income	1,175,968	1,445,462

Other income	127,383	155,297

Income from continuing operations before income taxes	1,303,351	1,600,759

Income taxes	470,000	488,225

Income from continuing operations	833,351	1,112,534

Gain from discontinued operations, net of tax	—	22,225

Net income	$833,351	$1,134,759

Basic net income per common share:
Income from continuing operations	$0.15	$0.21
Gain from discontinued operations	—	—
Basic net income per common share:	$0.15	$0.21

Basic weighted average common shares outstanding	5,473,018	5,404,917

Diluted net income per common share:
Income from continuing operations	$0.15	$0.21
Gain from discontinued operations	—	—
Diluted net income per common share:	$0.15	$0.21

Diluted weighted average common shares outstanding	5,697,248	5,404,917

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$833,351	$1,134,759
Gain from discontinued operations, net of tax	—	(22,225)
Income from continuing operations	833,351	1,112,534
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	101,430	45,369
Loss (gain) on disposition of long-term assets	6,101	(92,345)
Depreciation and amortization	146,856	189,197
Deferred income taxes	(12,171)	(16,690)
Changes in operating assets and liabilities, net of effect of divestiture in 2006:
Trade accounts receivable	(300,677)	127,812
Other receivables	(4,573)	(5,358)
Inventories	129,124	56,913
Prepaid expenses	4,305	41,956
Accounts payable	(343,328)	(84,829)
Accrued compensation and vacation	(277,247)	(198,194)
Other accrued expenses	27,915	77,818
Accrued product warranties	(14,250)	(21,000)
Accrued income taxes	321,956	195,422
Net cash provided by operating activities	618,792	1,428,605

Cash flows from investing activities:
Proceeds from sale of subsidiary	—	478,721
Purchases of marketable securities	(1,741,656)	(1,586,664)
Proceeds from sales or maturities of marketable securities	2,039,919	2,010,560
Cash paid for acquisitions	(574,568)	(433,339)
Purchases of property and equipment	(91,026)	(121,017)
Proceeds from sale of property and equipment	—	18,858
Purchases of patents and trademarks	(24,004)	(22,966)
Other	(1,718)	(1,718)
Net cash (used in) provided by continuing operations	(393,053)	342,435
Net cash provided by discontinued operations	—	22,225
Net cash (used in) provided by investing activities	(393,053)	364,660

Cash flows from financing activities:
Proceeds from the exercise of stock options	87,039	260,518
Purchases and retirement of common stock	—	(258,125)
Dividends paid	(410,196)	(405,533)
Net cash used in financing activities	(323,157)	(403,140)

Effect of exchange rate changes on cash	27,996	23,706

Net (decrease) increase in cash and cash equivalents	(69,422)	1,413,831

Cash and cash equivalents:
Beginning of period	3,549,042	2,889,323
End of period	$3,479,620	$4,303,154

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$160,216	$309,322

Supplemental schedule of noncash investing and financing activities:
Unrealized holding loss on available-for-sale securities	$(1,032)	$(2,342)
Dividends accrued	$411,038	$405,532

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Consolidated Financial Statements

The consolidated balance sheet as of March 31, 2007, and the consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007, and for all periods presented, have been made.  The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

We operate in a single industry segment:  the developing, manufacturing, and marketing of measurement, analytical and monitoring products used to detect, measure, and analyze gases and chemical compounds for, and providing related consulting services to, customers in the barrier packaging, food, pharmaceutical, and other industries throughout the world.

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

New Accounting Pronouncements

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation) (EITF 06-3).  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis.  For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant.  This statement is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006.  EITF 06-3 became effective for us as of January 1, 2007.  We collect various sales and value-added taxes on certain products and service sales, which are accounted for on a net basis.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115 (SFAS 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective as of the beginning of fiscal years that begin after November 15, 2007.  We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our financial position, results of operations or cash flows.

Prior Period Revisions

Certain prior period amounts in the Consolidated Statement of Cash Flows for the quarter ended March 31, 2006 have been revised to conform to the current period presentation.  These revisions increased cash flows from operating activities by $433,339 and decreased cash flows from investing activities by the same amount.  In addition, we will revise the 2005 and 2006 Consolidated Statements of Cash Flows in future SEC filings.  Specifically, net cash provided by operating activities previously reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2005, will increase by $223,432 to $3,331,325, and net cash used in investing activities will increase by $223,432 to $1,865,771.  Net cash provided by operating activities previously reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2006, will decrease by $21,379 to $4,956,818, and net cash used in investing activities will decrease by $21,379 to $3,311,152.  These revisions are being made to correct errors in the classification of certain annual earnout payments made in 2005, 2006 and the first quarter of 2007 in connection with an acquisition completed in January 2004.  The amounts were previously reported as a component of cash flow from operations rather than cash flow from investing activities.  These corrections have no effect on the Consolidated Balance Sheets or Consolidated Statements of Income for any prior periods involved.

Note 2 – Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Finished products	$455,416	$526,918
Work-in-process	1,206,779	1,261,119
Raw materials	1,831,856	1,831,607
	$3,494,051	$3,619,644

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the first quarters ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Weighted shares of common stock outstanding – basic	5,473,018	5,404,917
Weighted shares of common stock assumed upon exercise of stock options	224,230	—
Weighted shares of common stock outstanding – diluted	5,697,248	5,404,917

Note 4 – Goodwill and Intangible Assets

As of March 31, 2007 and December 31, 2006, unamortized goodwill amounted to $3,096,317.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2007
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$725,408	$(299,193)	$426,215	10 to 17 years
Trademarks and trade names	399,886	(252,149)	147,737	5 to 17 years
Technology rights	184,008	(179,627)	4,381	7 to 10 years
Other intangibles	698,596	(676,471)	22,125	Less than 1 year to 5 years
	$2,007,898	$(1,407,440)	$600,458

	As of December 31, 2006
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$710,549	$(289,430)	$421,119	10 to 17 years
Trademarks and trade names	397,338	(233,993)	163,345	5 to 17 years
Technology rights	184,008	(173,055)	10,953	7 to 10 years
Other intangibles	698,596	(669,096)	29,500	Less than 1 year to 5 years
	$1,990,491	$(1,365,574)	$624,917

Total amortization expense for the three-month periods ended March 31, 2007 and 2006 was $42,362 and $71,714, respectively.  Estimated amortization expense for the remainder of 2007 and each of the four succeeding fiscal years based on the intangible assets as of March 31, 2007 is as follows:

Estimated Expense
2007	$111,392
2008	$108,579
2009	$40,156
2010	$32,629
2011	$19,052
2012 and thereafter	$89,974

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized.  At March 31, 2007 and March 31, 2006, this resulted in a net cumulative unrealized loss of $2,509 and $9,474, respectively, within stockholders’ equity.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

Note 6 – Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended March 31,
	2007	2006
Net income	$833,351	$1,134,759
Foreign currency translation adjustment	31,312	33,459
Net unrealized loss on marketable securities	(1,032)	(2,342)
Comprehensive income	$863,631	$1,165,876

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

Warranty provisions and claims for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Beginning balance	$246,737	$327,015
Warranty provisions	34,326	118,538
Warranty claims	(47,784)	(138,610)
Decrease due to sale of LCI	—	(33,248)
Ending balance	$233,279	$273,695

Note 8 – Income Taxes

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48).  This interpretation, as required to be adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Implementation of FIN 48 on January 1, 2007 resulted in no adjustment to the liability for unrecognized tax benefits.  As of the date of adoption, the total amount of unrecognized tax benefits was $204,000, all of which would favorably impact the effective income tax rate in future periods if recognized.  Included in this liability for unrecognized tax benefits is an estimate for interest and penalties totaling $60,000, both of which we classify as a component of income tax expense.   It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

MOCON, Inc. or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state  and foreign jurisdictions.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2003 in the case of a U.S. Federal examination or state examinations.

Note 9 – Share-Based Compensation

As of March 31, 2007, we have reserved 398,800 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 840,846 shares for options that have been granted under either the 2006 stock incentive plan, the 1998 stock option plan or the 1992 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first quarter 2007.

Amounts recognized in the consolidated financial statements related to share-based compensation are as follows:

	Three Months Ended March 31,
	2007	2006
Total cost of share-based compensation	$101,430	$45,369
Amount capitalized in inventory and property and equipment	—	—
Amounts charged against income, before income taxes	101,430	45,369
Amount of income tax benefit recognized in earnings	(13,126)	—
Amount charged against net income	$88,304	$45,369

Impact on net income per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes).  We use historical data to estimate the expected price volatility, expected option life and expected forfeiture rate.  We base our estimate of expected volatility for awards granted on daily historical trading data of our common stock for a period equivalent to the expected term of the award.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  We estimate the expected term consistent with historical exercise and cancellation activity of our previous share-based grants with a ten-year contractual term.  Forfeitures are based on historical experience.  The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period.

A summary of the option activity for the first three months of 2007 is as follows:

		Weighted-	Weighted-
		average	average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding at December 31, 2006	853,875	$8.52	6.6	$3,359,907
Options granted	—	—	—
Options cancelled	(1,800)	10.24	—
Options expired	—	—	—
Options exercised	(11,229)	7.75	—
Outstanding at March 31, 2007	840,846	$8.53	6.4	$3,593,194

Exercisable at March 31, 2007	619,687	$7.70	5.4	$3,159,967

The total intrinsic value of options exercised was $53,720 and $72,649 during the first quarters of 2007 and 2006, respectively.

A summary of the status of our unvested option shares as of March 31, 2007 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2006	235,209	$2.95
Options granted	—	—
Options cancelled	(1,800)	2.72
Options vested	(12,250)	3.39
Unvested at March 31, 2007	221,159	$2.93

As of March 31, 2007, there was $648,172 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value of option shares vested during the first three-month periods ended March 31, 2007 and 2006 was $41,528 and $6,300, respectively.

Note 10 – Sale of Subsidiary

In February 2006, we sold all the outstanding common stock of Lab Connections, Inc. (LCI), a wholly-owned subsidiary.  Pursuant to the sale agreement, we received a net cash payment of approximately $479,000 in exchange for all the outstanding shares of LCI.  As a result of the sale, we recognized an after-tax gain of approximately $92,000 in the first quarter 2006.  This gain was reflected in the other income line on the consolidated statements of income.

Note 11 – Discontinued Operations

In July 2005, we sold substantially all of the assets used in our discontinued Vaculok product line.  Pursuant to the sale agreement, we received an up-front payment of $125,000, along with the right to receive an additional amount upon the occurrence of certain post-closing events.  In the first quarter 2006, we received an additional $35,000 related to this previous sale.  The after-tax effect of this additional payment is a gain of $22,225 which is reflected on the gain from discontinued operations line of the consolidated statements of income.

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

Prior to 1998, we expanded our business primarily through internally developing new products and technologies and licensing products and technology.  Since 1998, we have supplemented our internal growth through acquisitions that have provided us with additional technologies, products and product development expertise.  During the last two years, we divested two product lines to allow us to better concentrate on our core product lines, particularly our gas detection and measurement products.

We completed our most recent acquisition effective January 1, 2004, by acquiring Paul Lippke Handels-GmbH Prozess- und Laborsysteme (Lippke), which is located in Germany.  We acquired all of the shares of Lippke for a base purchase price plus three earnout payments based on the net profits of Lippke in each of the years 2004, 2005 and 2006, with a minimum payment amount of 100,000 euros per year.  We made the final earnout payment in the first quarter 2007 in the amount of $574,568.

In February 2006, we sold the capital stock of Lab Connections, Inc. for approximately $479,000 in cash. As a result of the sale, we recognized an after-tax gain of approximately $92,000 in the first quarter 2006.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised), Share-Based Payment (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.  As a result, in 2006 and 2007 our results of operations reflected compensation expense for new stock options granted and vested during those years and the unvested portion of previous stock option grants which vested after January 1, 2006.  The total amount charged to operations in the three-month periods ended March 31, 2007 and 2006 was $88,304 and $45,369, respectively.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three-month periods ended March 31, 2007, and 2006.

	Three Months Ended
	March 31,
	2007	2006
Sales	100.0	100.0
Cost of sales	42.7	41.4
Gross profit	57.3	58.6
Selling, general and administrative expenses	32.4	29.4
Research and development expenses	7.8	7.0
Operating income	17.1	22.2
Other income	1.8	2.4
Income from continuing operations before income taxes	18.9	24.6
Income taxes	6.8	7.5
Income from continuing operations	12.1	17.1
Gain from discontinued operations, net of tax	—	0.3
Net income	12.1	17.4

Comparison of Financial Results for the Three-Month Periods Ended March 31, 2007 and 2006

Sales

Sales for the three-month period ended March 31, 2007 were $6,876,549, up 5% compared to $6,518,912 for the same period in 2006.  On a geographical basis, sales increased 8% in our foreign markets and 3% in our domestic markets.  On a product line basis, this increase was primarily due to increased sales of our gas analyzer and headspace products, offset somewhat by a decrease in sales of our weighing and pharmaceutical products.  There were no significant price increases or decreases during the first quarter 2007 compared to the same period in 2006.

The following table summarizes total sales by product line for the three-month periods ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
Permeation Products and Services	$3,459,165	$3,496,238
Gas, Headspace, and Other Analyzer Products and Services	3,072,014	2,631,765
Other Instruments and Services	345,370	390,909
Total sales	$6,876,549	$6,518,912

The following table sets forth the relationship between various components of domestic and foreign sales for the three-month periods ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
Domestic sales	$3,195,933	$3,100,384
Foreign sales:
Europe	1,294,827	1,524,400
Asia	1,706,000	1,398,046
Other	679,789	496,082
Total foreign sales	3,680,616	3,418,528
Total sales	$6,876,549	$6,518,912

Permeation Products and Services – Sales of our permeation products and services, which accounted for approximately 50% and 54% of our consolidated first quarter sales in 2007 and 2006, respectively, decreased 1% during the first quarter 2007 compared to the same period in 2006.  Although total sales were comparable between the two quarterly periods, our domestic shipments declined by 12% but were offset by an increase in foreign shipments.  International sales of permeation products and services accounted for 70% of the total sales of this product group in the first quarter 2007.

Gas, Headspace and Other Analyzer Products and Services – Sales of our gas, headspace, and other analyzer products, which accounted for 45% and 40% of our consolidated first quarter sales in 2007 and 2006, respectively, increased 17% during the first quarter 2007 compared to the same period in 2006.  Within this group, sales of our gas analyzer products through our Baseline subsidiary increased 48% due in part to shipments of our total hydrocarbon analyzers and gas chromatographs sold primarily for well-logging and indoor air quality applications.  In addition, sales of our new BevAlertTM product for the carbonated beverage industry contributed to the sales increase.

Sales of our packaging products, which include headspace analyzers and leak detection equipment, increased 22% for the first quarter 2007 compared to the same quarter in 2006.  The increase was primarily in our domestic markets and was largely attributable to sales of our PAC CHECK® series of analyzers.  In addition, sales of our new PAC CHECK® 800 series for the food industry contributed to the sales increase.

Sales of our weighing and pharmaceutical products decreased 48% as a result of decreased demand in both domestic and foreign markets.  Our weighing and pharmaceutical products group consists of a relatively fewer number of higher priced products compared to our other product groups and will typically experience significant fluctuations in demand.

Other Instruments and Services – Sales in our other instruments and services category, which accounted for 5% and 6% of our consolidated first quarter sales in 2007 and 2006, respectively, decreased 12% in the first quarter 2007 compared to the same quarter in 2006.  The decrease was primarily due to a lower demand for our consulting and analytical testing services.

On a geographical basis, domestic and foreign sales accounted for 46% and 54%, respectively, of our consolidated first quarter sales in 2007, and 48% and 52%, respectively, for the same period in 2006.

Gross Profit

The gross profit margins for our products were 58.7% and 59.3% for the three-month periods ended March 31, 2007 and 2006, respectively.  The slightly lower margin for the first quarter 2007 was due in part to an increase in the expense related to excess and obsolete inventory in the first quarter 2007 and also due to the higher percentage of our gas analyzer products that were sold in the first quarter 2007 which typically carry a lower profit margin.

The gross profit margins for our consulting services were 33.6% and 48.5%, respectively, for the first quarters ended March 31, 2007 and 2006.  This decrease was primarily due to decreased demand for our consulting and analytical testing services which reduced the ability to fully absorb the related fixed overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the three-month period ended March 31, 2007 were $2,228,887, or 32.4% of sales, compared to $1,919,140, or 29.4% of sales in the first quarter 2006.  The increase in SG&A expenses was primarily due to increased costs in the first quarter 2007 for stock option expensing, expenses related to opening an office in China,  and increased foreign sales and marketing expenses.

Research and Development Expenses

Research and development (R&D) expenses were $535,520, or approximately 7.8% of sales, in the first quarter 2007, compared to $453,519, or approximately 7.0% of sales, in the same period of 2006.  This planned increase in R&D expenditures is considered by management to be necessary to develop new products to expand in our niche markets.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the first quarter ended March 31, 2007 of $127,383 consisted of interest income of $134,605, offset by a loss of $7,222 on foreign currency exchange.  Other income for the three months ended March 31, 2006 consisted of a $92,345 gain on the sale of Lab Connections, interest income of $80,977 and other income of $1,287, offset by a loss on foreign currency exchange of $19,312.  Interest income increased for the first quarter ended March 31, 2007 compared to the same period in 2006 due to higher average yields and higher average interest bearing investments.

Income Tax Expense

Our provision for income taxes from continuing operations was 36.1% of income before income taxes for the first quarter ended March 31, 2007, compared to 30.5% of income before income taxes for the first quarter ended March 31, 2006.  The rate for the first quarter 2006 was favorably impacted by the resolution of a proposed income tax assessment in the state of New Jersey, which reduced income tax expense by approximately $50,000.  Also, because the sale of Lab Connections generated a taxable loss, there was no tax provision applicable to the $92,345 gain that was realized in the first quarter 2006.  During the first quarter 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  This implementation did not have an impact on earnings.  Based on current operating conditions and income tax laws, we expect the tax rate for the remaining quarters of 2007 to be in the range of 33% to 37%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and based on the level of profits in those jurisdictions.

Net Income

Net income was $833,351 in the first quarter 2007, compared to $1,134,759 in the first quarter 2006.  Diluted net income was $0.15 per share in the first quarter 2007 compared to $0.21 per share in the first quarter 2006.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities decreased $368,717 during the first quarter 2007 to $12,267,833 as of March 31, 2007, compared to $12,636,550 at December 31, 2006.  This slight decrease was due in part to the final earnout payment of $574,568 made in connection with the Lippke acquisition and dividend payments in the first quarter 2007 of $410,196.  Our working capital as of March 31, 2007 increased $779,642 to $16,984,946, as compared to $16,205,304 at December 31, 2006.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments and stock repurchases, for at least the next twelve months.  Purchases of property and equipment were relatively constant between the two periods mentioned above, and we had no material commitments for capital expenditures as of March 31, 2007.

One of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies.  We may need to fund such activities, should they arise, with a combination of cash on hand and debt and/or equity financing, although no assurance can be given that such debt and/or equity financing will be available at reasonable terms or at all.

As noted above, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.  At the date of adoption, we had approximately $204,000 of total gross unrecognized tax benefits.  The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors.  Accordingly, we cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $618,792 and $1,428,605 in the first three months of 2007 and 2006, respectively.  In the first three months of 2007, the cash provided by operating activities decreased by $809,813 compared to the first three months of 2006.  The key components of the decrease in 2007 were lower net income, the increase in accounts receivable, and the reduction of accounts payable and accrued compensation.  Offsetting these decreases in cash provided by operating activities were the reduction in inventory and increase in accrued income taxes.

Cash Flow from Investing Activities

Cash (used in) provided by investing activities of continuing operations totaled $(393,053) and $364,660 in the first three months of 2007 and 2006, respectively.  The primary reasons for the lower amount in 2007 were due to the $478,721 proceeds from the sale of Lab Connections in the first quarter 2006 as well as higher net proceeds from the purchase and sale of marketable securities in 2006.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities of continuing operations totaled $323,157 and $403,140 in the first three months of 2007 and 2006, respectively.  During the first three months of 2007 and 2006, we made dividend payments to our shareholders of $410,196 and $405,533, respectively.  During the first three months of 2006 we repurchased outstanding common stock in the amount of $258,125.  Partially offsetting these payments were the proceeds from the exercise of stock options in the amount of $87,039 and $260,518 in the first three months of 2007 and 2006, respectively.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock.  As of March 31, 2007, we had repurchased an aggregate of 41,500 shares of MOCON common stock under the program at a total cumulative cost of $363,125.  There were no shares of common stock repurchased in the quarter ended March 31, 2007 and there was $1,636,875 remaining in this authorization at that date.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2006 for a summary of our contractual obligations.  Except for the earnout payment paid in connection with the Lippke acquisition, there has been no material change in this information.

Off-Balance Sheet Arrangements

Except for operating leases entered into in the ordinary course of business and customary indemnification obligations under certain of our agreements entered into in the ordinary course of business, we do not have any material off-balance sheet arrangements.

New Accounting Pronouncements

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation) (EITF 06-3).  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis.  For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant.  This statement is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006.  EITF 06-3 became effective for us as of January 1, 2007.  We collect various sales and value-added taxes on certain products and service sales, which are accounted for on a net basis.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The requirements are effective for fiscal years beginning after December 15, 2006.  Adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115 (SFAS 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.

The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective as of the beginning of fiscal years that begin after November 15, 2007.  We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our financial position, results of operations or cash flows.

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

Revenue recognition – We recognize revenue when it is realized or realizable and earned.  In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, we consider revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.  Our terms are F.O.B. shipping point with no right of return, and customer acceptance of our products is not required.  The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations.  We do not have distributors who stock our equipment.  We do not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts, in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables, provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately.  The elements of our sales transactions are clearly and separately stated and sufficient evidence of their fair value exists to separately account for the elements.

Allowance for doubtful accounts and sales returns – Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of March 31, 2007, we had $158,149 reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for excess and obsolete inventories – We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product.  We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of March 31, 2007, we had $613,294 accrued for excess and obsolete inventories.

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

Accrued product warranties – Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Special warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of March 31, 2007, we had $233,279 accrued for future estimated warranty claims.

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

We have significant amounts of deferred tax assets.  Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At March 31, 2007, we provided a valuation allowance in the approximate amount of $238,000 against our net deferred tax assets.

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

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses as well as matters specific to us.  Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described below.

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

•                  Decreases in capital spending by our customers;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A.  Risk Factors” on pages 8 through 13 of such report.

We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct.  The expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described above.  The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.    Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.       Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the first quarter ended March 31, 2007 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the first quarter ended March 31, 2007.

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

MOCON, INC.

Date: May 21, 2007	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 21, 2007	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2007

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