Form 10-Q
period 2007-06-30
MOCON INC
filed 2007-08-14
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2007

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

YES ☐  NO ☒

5,506,972 Common Shares were outstanding as of July 31, 2007.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2007

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,645,916	$3,549,042
Marketable securities, current	8,093,455	8,710,390
Trade accounts receivable, less allowance for doubtful accounts of $128,012 in 2007 and $179,861 in 2006	4,791,213	4,384,808
Other receivables	263,618	166,697
Inventories	3,648,659	3,619,644
Prepaid expenses	199,182	251,953
Deferred income taxes	340,125	340,125
Total current assets	20,982,168	21,022,659

Marketable securities, noncurrent	634,362	377,118

Property, plant and equipment, net of accumulated depreciation of $4,677,075 in 2007 and $4,496,696 in 2006	1,504,591	1,556,984

Other assets:
Goodwill	3,096,317	3,096,317
Technology rights and other intangibles, net	583,320	624,917
Other	306,262	199,251
Total other assets	3,985,899	3,920,485

TOTAL ASSETS	$27,107,020	$26,877,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,298,166	$1,688,846
Accrued compensation and vacation	1,078,466	1,286,316
Earnout payable	—	574,568
Other accrued expenses	244,927	320,797
Accrued product warranties	238,023	246,737
Accrued income taxes	230,366	289,895
Dividends payable	440,517	410,196
Total current liabilities	3,530,465	4,817,355

Noncurrent liabilities:
Obligations to former employees	101,975	99,918

Total liabilities	3,632,440	4,917,273

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,506,472 shares in 2007 and 5,469,275 shares in 2006	550,647	546,928
Capital in excess of par value	1,754,584	1,218,115
Retained earnings	20,950,408	20,036,869
Accumulated other comprehensive gain	218,941	158,061
Total stockholders’ equity	23,474,580	21,959,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,107,020	$26,877,246

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales:
Products	$6,137,290	$5,863,719	$12,624,461	$11,944,817
Consulting services	520,596	476,804	909,974	914,618
Total sales	6,657,886	6,340,523	13,534,435	12,859,435

Cost of sales:
Products	2,586,411	2,434,639	5,264,052	4,909,885
Consulting services	244,509	243,468	503,042	469,013
Total cost of sales	2,830,920	2,678,107	5,767,094	5,378,898

Gross profit	3,826,966	3,662,416	7,767,341	7,480,537

Selling, general and administrative expenses	2,098,043	2,031,958	4,326,930	3,951,098

Research and development expenses	434,580	456,187	970,100	909,706

Operating income	1,294,343	1,174,271	2,470,311	2,619,733

Other income	140,523	162,623	267,906	317,920

Income from continuing operations before income taxes	1,434,866	1,336,894	2,738,217	2,937,653

Income taxes	503,000	474,000	973,000	962,225

Income from continuing operations	931,866	862,894	1,765,217	1,975,428

Gain from discontinued operations, net of tax	—	—	—	22,225

Net income	$931,866	$862,894	$1,765,217	$1,997,653

Basic net income per common share:
Income from continuing operations	$0.17	$0.16	$0.32	$0.37
Gain from discontinued operations	—	—	—	—
Basic net income per common share:	$0.17	$0.16	$0.32	$0.37

Basic weighted average common shares outstanding	5,489,160	5,424,877	5,481,089	5,414,897

Diluted net income per common share:
Income from continuing operations	$0.16	$0.16	$0.31	$0.36
Gain from discontinued operations	—	—	—	—
Diluted net income per common share:	$0.16	$0.16	$0.31	$0.36

Diluted weighted average common shares outstanding	5,696,456	5,514,540	5,688,666	5,500,888

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,765,217	$1,997,653
Gain from discontinued operations, net of tax	—	(22,225)
Income from continuing operations	1,765,217	1,975,428
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	202,001	97,666
Loss (gain) on disposition of long-term assets	14,589	(152,149)
Depreciation and amortization	294,041	377,499
Deferred income taxes	(24,696)	(35,640)
Changes in operating assets and liabilities, net of effect of divestiture in 2006:
Trade accounts receivable	(390,554)	190,970
Other receivables	(95,768)	17,118
Inventories	(19,204)	34,396
Prepaid expenses	52,929	99,153
Accounts payable	(401,851)	146,341
Accrued compensation and vacation	(211,754)	22,655
Other accrued expenses	(76,399)	(138,625)
Accrued product warranties	(10,346)	(31,000)
Accrued income taxes	(101,401)	(238,865)
Net cash provided by operating activities	996,804	2,364,947

Cash flows from investing activities:
Proceeds from sale of subsidiary	—	478,721
Purchases of marketable securities	(3,220,418)	(4,182,113)
Proceeds from sales or maturities of marketable securities	3,577,917	3,305,922
Cash paid for acquisitions	(574,568)	(433,339)
Purchases of property and equipment	(156,557)	(166,310)
Proceeds from sale of property and equipment	—	118,215
Purchases of patents and trademarks	(55,729)	(39,305)
Other	(3,435)	(3,435)
Net cash used in continuing operations	(432,790)	(921,644)
Net cash provided by discontinued operations	—	22,225
Net cash used in investing activities	(432,790)	(899,419)

Cash flows from financing activities:
Proceeds from the exercise of stock options	299,480	451,833
Purchases and retirement of common stock	—	(363,125)
Dividends paid	(821,357)	(811,970)
Net cash used in financing activities	(521,877)	(723,262)

Effect of exchange rate changes on cash	54,737	79,453

Net increase in cash and cash equivalents	96,874	821,719

Cash and cash equivalents:
Beginning of period	3,549,042	2,889,323
End of period	$3,645,916	$3,711,042

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,098,647	$1,242,438

Supplemental schedule of noncash investing and financing activities:
Unrealized holding loss on available-for-sale securities	$(2,192)	$(3,417)
Dividends accrued	$440,517	$406,945

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Consolidated Financial Statements

The consolidated balance sheet as of June 30, 2007, and the consolidated statements of income and cash flows for the three- and six-month periods ended June 30, 2007 and 2006 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007, and for all periods presented, have been made.  The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of operating results for the full year.

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

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48.  This FSP amends FIN 48, Accounting for Uncertainty in Income Taxes, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under the FSP, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.  FSP FIN 48-1 is effective for us as of January 1, 2007, the date of adoption of FIN 48.  The adoption of FSP FIN 48-1 did not have a significant impact on our financial position, results of operations or cash flows.

Prior Period Revisions

Certain prior period amounts in the Consolidated Statement of Cash Flows for the six months ended June 30, 2006 have been revised to conform to the current period presentation.  These revisions increased cash flows from operating activities by $433,339 and decreased cash flows from investing activities by the same amount.  In addition, we will revise the 2005 and 2006 Consolidated Statements of Cash Flows in future SEC filings.  Specifically, net cash provided by operating activities previously reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2005, will increase by $223,432 to $3,331,325, and net cash used in investing activities will increase by $223,432 to $1,865,771.  Net cash provided by operating activities previously reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2006, will decrease by $21,379 to $4,956,818, and net cash used in investing activities will decrease by $21,379 to $3,311,152.  These revisions are being made to correct errors in the classification of certain annual earnout payments made in 2005, 2006 and the first quarter of 2007 in connection with an acquisition completed in January 2004.  The amounts were previously reported as a component of cash flow from operations rather than cash flow from investing activities.  These corrections have no effect on the Consolidated Balance Sheets or Consolidated Statements of Income for any prior periods involved.

Note 2 – Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Finished products	$559,116	$526,918
Work-in-process	1,246,464	1,261,119
Raw materials	1,843,079	1,831,607
	$3,648,659	$3,619,644

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted shares of common stock outstanding – basic	5,489,160	5,424,877	5,481,089	5,414,897
Weighted shares of common stock assumed upon exercise of stock options	207,296	89,663	207,577	85,991
Weighted shares of common stock outstanding – diluted	5,696,456	5,514,540	5,688,666	5,500,888

Note 4 – Goodwill and Intangible Assets

As of June 30, 2007 and December 31, 2006, unamortized goodwill amounted to $3,096,317.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of June 30, 2007
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$745,741	$(308,985)	$436,756	10 to 17 years
Trademarks and trade names	402,790	(270,976)	131,814	5 to 17 years
Technology rights	184,008	(184,008)	—	7 to 10 years
Other intangibles	698,596	(683,846)	14,750	Less than 1 year to 5 years
	$2,031,135	$(1,447,815)	$583,320

	As of December 31, 2006
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$710,549	$(289,430)	$421,119	10 to 17 years
Trademarks and trade names	397,338	(233,993)	163,345	5 to 17 years
Technology rights	184,008	(173,055)	10,953	7 to 10 years
Other intangibles	698,596	(669,096)	29,500	Less than 1 year to 5 years
	$1,990,491	$(1,365,574)	$624,917

Total amortization expense for the three- and six-month periods ended June 30, 2007 and 2006 was $40,375 and $82,737, and $73,098 and $144,812, respectively.  Estimated amortization expense for the remainder of 2007 and each of the four succeeding fiscal years based on the intangible assets as of June 30, 2007 is as follows:

Estimated Expense
2007	$153,916
2008	$110,319
2009	$41,896
2010	$34,368
2011	$20,786
2012 and thereafter	$89,711

Note 5 – Marketable Securities

Available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized.  At June 30, 2007 and 2006, this resulted in a net cumulative unrealized loss of $3,669 and $10,549, respectively, within stockholders’ equity.  A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

Note 6 – Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$931,866	$862,894	$1,765,217	$1,997,653
Foreign currency translation adjustment	31,760	75,222	63,072	108,681
Net unrealized loss on marketable securities	(1,160)	(1,075)	(2,192)	(3,417)
Comprehensive income	$962,466	$937,041	$1,826,097	$2,102,917

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

Warranty provisions and claims for the six-month periods ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007	2006
Beginning balance	$246,737	$327,015
Warranty provisions	133,335	167,302
Warranty claims	(142,049)	(195,474)
Decrease due to sale of LCI	—	(33,248)
Ending balance	$238,023	$265,595

Note 8 – Income Taxes

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48).  This interpretation, as required to be adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Implementation of FIN 48 on January 1, 2007 resulted in no adjustment to the liability for unrecognized tax benefits.  As of the date of adoption, the total amount of unrecognized tax benefits was $289,000, all of which would favorably impact the effective income tax rate in future periods if recognized.  Included in this liability for unrecognized tax benefits is an estimate for interest and penalties totaling $60,000, both of which we classify as a component of income tax expense.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

MOCON, Inc. or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2003 in the case of a U.S. Federal examination or state examinations.

Note 9 – Share-Based Compensation

As of June 30, 2007, we have reserved 398,800 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 811,291 shares for options that have been granted under either the 2006 stock incentive plan, the 1998 stock option plan or the 1992 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first two quarters of 2007.

Amounts recognized in the consolidated financial statements related to share-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total cost of share-based compensation	$100,571	$52,297	$202,001	$97,666
Amount capitalized in inventory and property and equipment	—	—	—	—
Amounts charged against income, before income taxes	100,571	52,297	202,001	97,666
Amount of income tax benefit recognized in earnings	(15,518)	—	(28,644)	—
Amount charged against net income	$85,053	$52,297	$173,357	$97,666

Impact on net income per common share:
Basic	$0.02	$0.01	$0.03	$0.02
Diluted	$0.02	$0.01	$0.03	$0.02

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

A summary of the option activity for the first six months of 2007 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	853,875	$8.52	6.6	$3,359,907
Options granted	—	—	—
Options cancelled	(5,387)	10.41	—
Options expired	—	—	—
Options exercised	(37,197)	8.05	—
Outstanding at June 30, 2007	811,291	$8.53	6.2	$2,473,874

Exercisable at June 30, 2007	605,694	$7.77	5.2	$2,256,846

The total intrinsic value of options exercised was $84,908 and $86,504 during the second quarters of 2007 and 2006, respectively, and $138,628 and $159,153 during the first six months of 2007 and 2006, respectively.

A summary of the status of our unvested option shares as of June 30, 2007 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at December 31, 2006	235,209	$2.95
Options granted	—	—
Options cancelled	(4,987)	2.76
Options vested	(24,625)	3.38
Unvested at June 30, 2007	205,597	$2.91

As of June 30, 2007, there was $597,484 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  The total fair value of option shares vested during the three-month periods ended June 30, 2007 and 2006 was $41,811 and $284, respectively, and $83,339 and $6,584 during the six-month periods ended June 30, 2007 and 2006, respectively.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised), Share-Based Payment (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.  As a result, in 2006 and 2007 our results of operations reflected compensation expense for new stock options granted and vested during those years and the unvested portion of previous stock option grants which vested after January 1, 2006.  The total amounts net of tax charged to operations in the six-month periods ended June 30, 2007 and 2006 were $173,357 and $97,666, respectively.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three- and six-month periods ended June 30, 2007, and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	100.0	100.0	100.0	100.0
Cost of sales	42.5	42.2	42.6	41.8
Gross profit	57.5	57.8	57.4	58.2
Selling, general and administrative expenses	31.5	32.1	32.0	30.7
Research and development expenses	6.6	7.2	7.2	7.1
Operating income	19.4	18.5	18.2	20.4
Other income	2.2	2.6	2.0	2.4
Income from continuing operations before income taxes	21.6	21.1	20.2	22.8
Income taxes	7.6	7.5	7.2	7.4
Income from continuing operations	14.0	13.6	13.0	15.4
Gain from discontinued operations, net of tax	—	—	—	0.1
Net income	14.0	13.6	13.0	15.5

Comparison of Financial Results for the Three- and Six-Month Periods Ended June 30, 2007 and 2006

Sales

Sales for the three-month period ended June 30, 2007 were $6,657,886, up 5% compared to $6,340,523 for the same period in 2006.  On a geographical basis, sales increased 45% in our domestic markets and decreased 21% in our foreign markets.  On a product line basis, this increase was primarily due to increased sales of our gas analyzer products and domestic sales of our permeation products, offset somewhat by a decrease in foreign sales of our permeation products.  Sales for the six-month period ended June 30, 2007 were $13,534,435, up 5% compared to $12,859,435 for the same period in 2006.  On a geographical basis, sales increased 22% in our domestic markets and decreased 8% in our foreign markets.  On a product line basis, the increase was primarily due to increased sales of our gas analyzer products and domestic sales of our permeation products, offset somewhat by a decrease in foreign sales of our permeation products and also a decrease in sales of our weighing and pharmaceutical products.  There were no significant price increases or decreases during either the second quarter or the first six months of 2007 compared to the same periods in 2006.

The following table summarizes total sales by product line for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Permeation Products and Services	$3,387,667	$3,734,412	$6,846,832	$7,230,650
Gas, Headspace, and Other Analyzer Products and Services	2,909,034	2,188,947	5,981,048	4,820,712
Other Instruments and Services	361,185	417,164	706,555	808,073
Total sales	$6,657,886	$6,340,523	$13,534,435	$12,859,435

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Domestic sales	$3,634,643	$2,508,746	$6,830,576	$5,609,130
Foreign sales:
Europe	1,147,856	2,025,742	2,442,683	3,550,142
Asia	1,252,241	1,339,152	2,958,241	2,732,504
Other	623,146	466,883	1,302,935	967,659
Total foreign sales	3,023,243	3,831,777	6,703,859	7,250,305
Total sales	$6,657,886	$6,340,523	$13,534,435	$12,859,435

Permeation Products and Services – Sales of our permeation products and services, which accounted for approximately 51% and 59% of our consolidated second quarter sales in 2007 and 2006, respectively, decreased 9% during the second quarter 2007 compared to the same period in 2006.  This decrease in sales was a result of a decline in orders from our international customers, primarily in Europe, partially offset by an increase in domestic orders.

Sales of our permeation products and services, which accounted for approximately 51% and 56% of our consolidated sales during the first six months in 2007 and 2006, respectively, decreased 5% during the first six months of 2007 compared to the same period in 2006.  As noted above, this decrease in sales was a result of a decline in orders from our international customers, primarily in Europe, partially offset by an increase in domestic orders.

Gas, Headspace, and Other Analyzer Products and Services – Sales of our gas, headspace, and other analyzer products, which accounted for 44% and 34% of our consolidated second quarter sales in 2007 and 2006, respectively, increased 33% during the second quarter 2007 compared to the same period in 2006.  Within this group, sales of our gas analyzer products through our Baseline subsidiary increased 64% due in part to shipments of our total hydrocarbon analyzers and gas chromatographs, which are sold primarily for oil and gas well-logging and indoor air quality applications.

Sales of our packaging products, which include headspace analyzers and leak detection equipment, increased 6% for the second quarter 2007 compared to the same quarter in 2006.  The increase was primarily in our domestic markets and was largely attributable to sales of our PAC CHECK® series of analyzers.  In addition, sales of our new PAC CHECK® 800 series for the food industry contributed to the sales increase.

Sales of our weighing and pharmaceutical products decreased 25% for the second quarter ended June 30, 2007 compared to the same quarter in 2006 as a result of decreased demand in both domestic and foreign markets.  Our weighing and pharmaceutical products group consists of a relatively fewer number of higher priced products compared to our other product groups and will typically experience significant fluctuations in demand.

Sales of our gas, headspace, and other analyzer products, which accounted for 44% and 38% of our consolidated sales during the first six months in 2007 and 2006, respectively, increased 24% during the first six months of 2007 compared to the same period in 2006.  Within this group, sales of our gas analyzer products through our Baseline subsidiary increased 57% due in part to shipments of our total hydrocarbon analyzers and gas chromatographs as well as sales of our new BevAlert™ product for the carbonated beverage industry.

Sales of our packaging products increased 15% during the first six months of 2007 compared to the same period in 2006.  As noted above, this increase was due primarily to continued market acceptance of our PAC CHECK® series of analyzers.

Sales of our weighing and pharmaceutical products decreased 42% during the first six months of 2007 compared to the same period in 2006 as a result of decreased demand in both our domestic and foreign markets.

Other Instruments and Services – Sales in our other instruments and services category, which accounted for 5% and 7% of our consolidated sales in the second quarters 2007 and 2006, respectively, decreased 13% in the second quarter 2007, compared to the same period in 2006.  The decrease was primarily due to a lower demand for our consulting and analytical testing services.  For the six months ended June 30, 2007 and 2006, sales of other instruments and services accounted for 5% and 6% of our consolidated sales, respectively, decreasing 13% in the first six months of 2007 as compared to the same period in 2006.

On a geographical basis, domestic and foreign sales accounted for 55% and 45%, respectively, of our consolidated second quarter sales in 2007, and 40% and 60%, respectively, for the same period in 2006.  Domestic and foreign sales each accounted for 50% of our consolidated sales for the first six months of 2007, and 44% and 56%, respectively, of our consolidated sales for the same period in 2006.

Gross Profit

The gross profit margins for our products were 57.9% and 58.5% for the three-month periods ended June 30, 2007 and 2006, respectively.  The slightly lower margin for the second quarter 2007 was due primarily to the higher percentage of our gas analyzer products that were sold in the second quarter 2007 which typically carry a lower profit margin than our other products.  As a partial offset, our allowance for excess and obsolete inventories was reduced in the second quarter 2007 due to the sale of slower moving items, resulting in a favorable margin impact.

The gross profit margins for our consulting services were 53.0% and 48.9%, respectively, for the second quarters ended June 30, 2007 and 2006.  This increase was primarily due to higher sales of our consulting and analytical testing services which allowed for greater absorption of the related fixed overhead costs.

For the six months ended June 30, 2007, the gross profit margins for our products were 58.3% and 58.9%, respectively.  The slightly lower margin for the first six months of 2007 was due primarily to the higher percentage of our gas analyzer products that were sold in the first six months of 2007 which typically carry a lower profit margin than our other products.

For the six months ended June 30, 2007, the gross profit margins for our consulting services were 44.7% and 48.7%, respectively.  This decrease was primarily due to decreased demand for our consulting and analytical testing services which reduced the ability to fully absorb the related fixed overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the three-month period ended June 30, 2007 were $2,098,043, or 31.5% of sales, compared to $2,031,958, or 32.1% of sales in the second quarter 2006.  The dollar increase in SG&A expenses was primarily due to increased costs in the second quarter 2007 for stock option expensing, ongoing expenses related to the new technical support office in China, and increased headcount.  As a partial offset, our allowance for doubtful accounts was reduced in the second quarter due to an improved experience rate of sales returns and the collection of some accounts which previously had been determined as questionable.

SG&A expenses were $4,326,930, or 32.0% of sales, during the first six months of 2007, compared to $3,951,098, or 30.7% of sales, for the same period in 2006.  The increase in SG&A expenses was primarily due to increased costs in 2007 for stock option expensing, expenses related to opening and maintaining an office in China, increased headcount and increased foreign sales and marketing expenses.

Research and Development Expenses

Research and development (R&D) expenses were $434,580, or approximately 6.6% of sales, in the second quarter 2007, compared to $456,187, or approximately 7.2% of sales, in the same period of 2006.  This level of expense is within our planned range of R&D expenditures.

R&D expenses were 7.2% and 7.1% of sales for the six-month periods ended June 30, 2007 and 2006, respectively.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the second quarter ended June 30, 2007 of $140,523 consisted of interest income of $139,949 and miscellaneous other income of $1,261, offset by a loss of $687 on foreign currency exchange.  Other income for the three months ended June 30, 2006 of $162,623 consisted of interest income of $93,614, gain on the sale of fixed assets of $60,804, gain on foreign currency exchange on $7,882 and miscellaneous other income of $323.

For the six months ended June 30, 2007, other income of $267,906 consisted of interest income of $274,554 and miscellaneous other income of $1,261, partially offset by a loss of $7,909 on foreign currency exchange.  For the six months ended June 30, 2006, other income of $317,920 consisted of interest income of $174,591, a $92,345 gain on the sale of Lab Connections, gain on the sale of fixed assets of $60,804 and other income of $1,610, offset by a loss on foreign currency exchange of $11,430.  Interest income increased for the second quarter and six months ended June 30, 2007, compared to the same periods in 2006, due to higher average yields and higher average interest bearing investments.

Income Tax Expense

Our provision for income taxes from continuing operations was 35.1% of income before income taxes for the second quarter ended June 30, 2007, compared to 35.5% of income before income taxes for the second quarter ended June 30, 2006.  The slightly lower effective tax rate in 2007 was due to a smaller proportion of the consolidated pre-tax income being derived from our German subsidiary which is taxed at a higher statutory rate.

For the six months ended June 30, 2007, our provision for income taxes from continuing operations was 35.5% of income before income taxes compared to 32.8% of income before income taxes for the six months ended June 30, 2006.  The rate for the first half of 2006 was favorably impacted by the resolution of a proposed income tax assessment in the state of New Jersey, which reduced income tax expense by approximately $50,000.  Also, because the sale of Lab Connections generated a taxable loss, there was no tax provision applicable to the $92,345 gain that was realized in the first quarter 2006.  During the first quarter 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  This implementation did not have an impact on earnings.  Based on current operating conditions and income tax laws, we expect the tax rate for the remaining quarters of 2007 to be in the range of 33% to 37%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $931,866 in the second quarter 2007, compared to $862,894 in the second quarter 2006.  Diluted net income was $0.16 per share in both the second quarters of 2007 and 2006.  For the six months ended June 30, 2007, net income was $1,765,217, or $0.31 per diluted share, compared to net income of $1,997,653, or $0.36 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities decreased $262,817 during the first six months of 2007 to $12,373,733 as of June 30, 2007, compared to $12,636,550 at December 31, 2006.  This decrease was due in part to the final earnout payment of $574,568 made in connection with the Lippke acquisition and dividend payments in the first six months of 2007 of $821,357.  Our working capital as of June 30, 2007 increased $1,246,399 to $17,451,703, as compared to $16,205,304 at December 31, 2006.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments and stock repurchases for at least the next twelve months.  Purchases of property and equipment were relatively constant between the two periods mentioned above, and we had no material commitments for capital expenditures as of June 30, 2007.

One of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies.  We may need to fund such activities, should they arise, with a combination of cash on hand and debt and/or equity financing, although no assurance can be given that such debt and/or equity financing will be available at reasonable terms or at all.

As noted above, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.  At the date of adoption, we had approximately $289,000 of total gross unrecognized tax benefits.  The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors.  Accordingly, we cannot make reasonably reliable estimates of the amount and period of potential cash settlements, if any, with taxing authorities.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $996,804 and $2,364,947 in the first six months of 2007 and 2006, respectively.  In the first six months of 2007, the cash provided by operating activities decreased by $1,368,143 compared to the first six months of 2006.  The key components of the decrease in 2007 were lower net income, the increase in accounts receivable, and the reduction of accounts payable and accrued compensation.  Partially offsetting these decreases in cash provided by operating activities were the lower amounts paid for other accrued expenses and accrued income taxes.

Cash Flow from Investing Activities

Cash used in investing activities of continuing operations totaled $432,790 and $921,644 in the first six months of 2007 and 2006, respectively.  The primary reason for the higher amount used in 2006 was higher net purchases of marketable securities, partially offset by the proceeds from the sale of Lab Connections and other property and equipment.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities of continuing operations totaled $521,877 and $723,262 in the first six months of 2007 and 2006, respectively.  During the first six months of 2007 and 2006, we made dividend payments to our shareholders of $821,357 and $811,970, respectively.  During the first six months of 2006 we repurchased outstanding common stock in the amount of $363,125.  Partially offsetting these payments were the proceeds from the exercise of stock options in the amounts of $299,480 and $451,833 in the first six months of 2007 and 2006, respectively.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock.  As of June 30, 2007, we had repurchased an aggregate of 41,500 shares of MOCON common stock under the program at a total cumulative cost of $363,125.  There were no shares of common stock repurchased in the quarter ended June 30, 2007 and there was $1,636,875 remaining in this authorization at that date.

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

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48.  This FSP amends FIN 48, Accounting for Uncertainty in Income Taxes, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under the FSP, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.  FSP FIN 48-1 is effective for us as of January 1, 2007, the date of adoption of FIN 48.  The adoption of FSP FIN 48-1 did not have a significant impact on our financial position, results of operations or cash flows.

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

Allowance for doubtful accounts and sales returns – Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as projected sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of June 30, 2007, we had $128,012 reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for excess and obsolete inventories – We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product.  We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of June 30, 2007, we had $541,629 accrued for excess and obsolete inventories.

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

Accrued product warranties – Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Special warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of June 30, 2007, we had $238,023 accrued for future estimated warranty claims.

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

We have significant amounts of deferred tax assets.  Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At June 30, 2007, we have a valuation allowance in the approximate amount of $238,000 against our deferred tax assets.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the second quarter ended June 30, 2007 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the second quarter ended June 30, 2007.

Item 4.                         Submission of Matters to a Vote of Security Holders

(a)  Our Annual Meeting of Shareholders was held on May 17, 2007.

(b)  The results of the shareholder votes were as follows:

	For	Against/Withhold	Abstain	Broker Non-Votes
1. Election of Directors
Robert L. Demorest	5,131,190	29,715	—	—
Dean B. Chenoweth	5,124,854	36,051	—	—
Donald N. DeMorett	5,128,835	32,070	—	—
J. Leonard Frame	5,126,197	34,708	—	—
Robert F. Gallagher	5,135,179	25,726	—	—
Daniel W. Mayer	5,134,103	26,802	—	—
Ronald A. Meyer	5,132,253	28,652	—	—
Richard A. Proulx	5,129,438	31,467	—	—
Tom C. Thomas	5,108,175	52,730	—	—

2. Ratification of Independent Registered Public Accounting Firm	5,129,469	16,147	15,289	—

Item 6.  Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: August 14, 2007	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2007

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