Form 10-Q
period 2007-09-30
MOCON INC
filed 2007-11-14
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007

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

YES ☐ NO ☒

5,525,603 Common Shares were outstanding as of October 31, 2007.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2007

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,948,051	$3,549,042
Marketable securities, current	6,125,024	8,710,390
Trade accounts receivable, less allowance for doubtful accounts of $137,698 in 2007 and $179,861 in 2006	4,680,339	4,384,808
Other receivables	170,674	166,697
Inventories	3,601,421	3,619,644
Prepaid expenses	272,644	251,953
Deferred income taxes	340,125	340,125
Total current assets	20,138,278	21,022,659

Marketable securities, noncurrent	2,650,592	377,118

Property, plant and equipment, net of accumulated depreciation of $4,173,529 in 2007 and $4,496,696 in 2006	1,525,317	1,556,984

Other assets:
Goodwill	3,096,317	3,096,317
Technology rights and other intangibles, net	578,890	624,917
Other	203,432	199,251
Total other assets	3,878,639	3,920,485

TOTAL ASSETS	$28,192,826	$26,877,246

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,428,291	$1,688,846
Accrued compensation and vacation	1,133,099	1,286,316
Earnout payable	—	574,568
Other accrued expenses	243,957	320,797
Accrued product warranties	269,930	246,737
Accrued income taxes	128,167	289,895
Dividends payable	441,890	410,196
Total current liabilities	3,645,334	4,817,355

Non-current liabilities:
Obligations to former employees	108,006	99,918

Total liabilities	3,753,340	4,917,273

Stockholders' equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,523,628 shares in 2007 and 5,469,275 shares in 2006	552,363	546,928
Capital in excess of par value	1,996,580	1,218,115
Retained earnings	21,463,868	20,036,869
Accumulated other comprehensive gain	426,675	158,061
Total stockholders' equity	24,439,486	21,959,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,192,826	$26,877,246

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales:
Products	$6,386,056	$6,235,775	$19,010,517	$18,180,592
Consulting services	433,944	411,316	1,343,918	1,325,934
Total sales	6,820,000	6,647,091	20,354,435	19,506,526

Cost of sales:
Products	2,658,791	2,603,556	7,922,843	7,500,754
Consulting services	238,439	237,044	741,481	706,057
Total cost of sales	2,897,230	2,840,600	8,664,324	8,206,811

Gross profit	3,922,770	3,806,491	11,690,111	11,299,715

Selling, general and administrative expenses	2,117,652	1,914,020	6,444,582	5,724,656

Research and development expenses	469,132	507,933	1,439,232	1,417,639

Operating income	1,335,986	1,384,538	3,806,297	4,157,420

Other income	146,406	107,971	414,312	272,742

Income from continuing operations before income taxes	1,482,392	1,492,509	4,220,609	4,430,162

Income taxes	527,000	524,000	1,500,000	1,486,225

Income from continuing operations	955,392	968,509	2,720,609	2,943,937

Gain from discontinued operations, net of tax	—	—	—	22,225

Net income	$955,392	$968,509	$2,720,609	$2,966,162

Basic net income per common share:
Income from continuing operations	$0.17	$0.18	$0.50	$0.54
Gain from discontinued operations	—	—	—	0.01
Basic net income per common share:	$0.17	$0.18	$0.50	$0.55

Basic weighted average common shares outstanding	5,515,050	5,431,008	5,492,409	5,420,267

Diluted net income per common share:
Income from continuing operations	$0.17	$0.18	$0.48	$0.53
Gain from discontinued operations	—	—	—	0.01
Diluted net income per common share:	$0.17	$0.18	$0.48	$0.54

Diluted weighted average common shares outstanding	5,672,172	5,527,663	5,681,236	5,512,318

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,720,609	$2,966,162
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations, net of tax	—	(22,225)
Share-based compensation expense	298,810	143,349
Loss (gain) on disposition of long-term assets	22,364	(150,651)
Depreciation and amortization	431,394	561,842
Deferred income taxes	(37,464)	(35,640)
Changes in operating assets and liabilities, net of effect of divestiture in 2006:
Trade accounts receivable	(196,949)	138,481
Other receivables	(2,845)	(50,222)
Inventories	58,195	242,641
Prepaid expenses	(20,114)	7,045
Accounts payable	(312,631)	328,058
Accrued compensation and vacation	(169,619)	13,919
Other accrued expenses	(78,581)	(106,349)
Accrued product warranties	16,779	(34,511)
Accrued income taxes	(177,421)	(105,969)
Net cash provided by operating activities	2,552,527	3,895,930

Cash flows from investing activities:
Proceeds from sale of subsidiary	—	478,721
Purchases of marketable securities	(7,286,148)	(6,535,213)
Proceeds from sales or maturities of marketable securities	7,600,319	4,543,328
Cash paid for acquisitions	(574,568)	(433,339)
Purchases of property and equipment	(273,742)	(334,670)
Proceeds from sale of property and equipment	—	119,452
Purchases of patents and trademarks	(94,890)	(69,875)
Other	99,395	(5,153)
Net cash used in investing activities	(529,634)	(2,236,749)

Cash flows from financing activities:
Proceeds from the exercise of stock options	427,065	473,843
Purchases and retirement of common stock	—	(363,125)
Dividends paid	(1,261,916)	(1,219,214)
Net cash used in financing activities	(834,851)	(1,108,496)

Discontinued operations:
Net cash provided by discontinued operations	—	22,225

Effect of exchange rate changes on cash	210,967	100,012

Net increase in cash and cash equivalents	1,399,009	672,922

Cash and cash equivalents:
Beginning of period	3,549,042	2,889,323
End of period	$4,948,051	$3,562,245

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,724,841	$1,638,038

Supplemental schedule of noncash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale securities	$2,279	$(36)
Dividends accrued	$441,890	$407,488

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Consolidated Financial Statements

The consolidated balance sheet as of September 30, 2007, and the consolidated statements of income and cash flows for the three- and nine-month periods ended September 30, 2007 and 2006 have been prepared by us, without audit. However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007, and for all periods presented, have been made. The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of operating results for the full year.

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

Foreign Currency Translation

The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of our foreign subsidiary are translated to U.S. dollars at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income or loss in stockholders’ equity. Gains and losses on foreign currency transactions are included in other income or loss.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for us beginning in 2008. We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our financial position, results of operations or cash flows.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. This FSP amends FIN 48, Accounting for Uncertainty in Income Taxes, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would re-examine the tax position in the future. FSP FIN 48-1 is effective for us as of January 1, 2007, the date of adoption of FIN 48. The adoption of FSP FIN 48-1 did not have an impact on our financial position, results of operations or cash flows.

Prior Period Revisions

Certain prior period amounts in the Consolidated Statement of Cash Flows for the nine-months ended September 30, 2006 have been revised to conform to the current period presentation. These revisions increased cash flows from operating activities by $433,339 and decreased cash flows from investing activities by the same amount. In addition, we will revise the 2005 and 2006 Consolidated Statements of Cash Flows in future SEC filings. Specifically, net cash provided by operating activities previously reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2005, will increase by $223,432 to $3,331,325, and net cash used in investing activities will increase by $223,432 to $1,865,771. Net cash provided by operating activities previously reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2006, will decrease by $21,379 to $4,956,818, and net cash used in investing activities will decrease by $21,379 to $3,311,152. These revisions are being made to correct errors in the classification of certain annual earnout payments made in 2005, 2006 and the first quarter of 2007 in connection with an acquisition completed in January 2004. The amounts were previously reported as a component of cash flow from operations rather than cash flow from investing activities. These corrections have no effect on the Consolidated Balance Sheets or Consolidated Statements of Income for any prior periods involved.

In addition, the following changes in the Consolidated Statement of Income for the nine-months ended September 30, 2006 were made. Other income was reduced by $152,826 and reclassified as a reduction to selling, general and administrative expenses of $140,139 and a reduction in cost of sales (products) of $12,687. This reclassification was due to the improper recording of the gains realized from the sale of a subsidiary and certain fixed assets and had no impact on net income.

Note 2 — Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished products	$636,988	$526,918
Work-in-process	1,185,510	1,261,119
Raw materials	1,778,923	1,831,607
	$3,601,421	$3,619,644

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted shares of common stock outstanding — basic	5,515,050	5,431,008	5,492,409	5,420,267
Weighted shares of common stock assumed upon exercise of stock options	157,122	96,655	188,827	92,051
Weighted shares of common stock outstanding — diluted	5,672,172	5,527,663	5,681,236	5,512,318

Note 4 — Goodwill and Intangible Assets

As of both September 30, 2007 and December 31, 2006, unamortized goodwill amounted to $3,096,317. Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of September 30, 2007
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$774,526	$(318,830)	$455,696	10 to 17 years
Trademarks and trade names	404,693	(288,874)	115,819	5 to 17 years
Technology rights	184,008	(184,008)	—-	7 to 10 years
Other intangibles	698,596	(691,221)	7,375	Less than 1 year to 5 years
	$2,061,823	$(1,482,933)	$578,890

	As of December 31, 2006
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$710,549	$(289,430)	$421,119	10 to 17 years
Trademarks and trade names	397,338	(233,993)	163,345	5 to 17 years
Technology rights	184,008	(173,055)	10,953	7 to 10 years
Other intangibles	698,596	(669,096)	29,500	Less than 1 year to 5 years
	$1,990,491	$(1,365,574)	$624,917

Total amortization expense for the three- and nine-month periods ended September 30, 2007 and 2006 was $36,090 and $118,827, and $75,026 and $219,838, respectively. Estimated amortization expense for the remainder of 2007 and each of the four succeeding fiscal years based on the intangible assets as of September 30, 2007 is as follows:

Estimated Expense
2007	$35,089
2008	$110,319
2009	$41,896
2010	$34,368
2011	$20,786
2012 and thereafter	$89,711

Note 5 — Marketable Securities

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from income and are reported as a separate component of stockholders’ equity until realized. At September 30, 2007 and 2006, the net cumulative unrealized gain (loss) was $802 and ($7,168), respectively. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.

Note 6 — Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$955,392	$968,509	$2,720,609	$2,966,162
Foreign currency translation adjustment	203,263	23,868	266,335	132,549
Net unrealized gain (loss) on marketable securities	4,471	3,381	2,279	(36)
Comprehensive income	$1,163,126	$995,758	$2,989,223	$3,098,675

Note 7 — Warranty

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

Warranty provisions and claims for the nine-month periods ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007	2006
Beginning balance	$246,737	$327,015
Warranty provisions	314,435	242,686
Warranty claims	(291,242)	(273,821)
Decrease due to sale of LCI	—	(33,248)
Ending balance	$269,930	$262,632

Note 8 — Income Taxes

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation, as required to be adopted on January 1, 2007, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Implementation of FIN 48 on January 1, 2007 resulted in no adjustment to the liability for unrecognized tax benefits. As of the date of adoption, the total amount of unrecognized tax benefits was $289,000, of which $204,000 would favorably impact the effective income tax rate in future periods if recognized. Included in this liability for unrecognized tax benefits is an estimate for interest and penalties totaling $60,000, both of which we classify as a component of income tax expense. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

MOCON, Inc. or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2003 in the case of a U.S. Federal examination or state examinations.

Note 9 — Share-Based Compensation

As of September 30, 2007, we have reserved 398,800 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 785,635 shares for options that have been granted under either the 2006 stock incentive plan, the 1998 stock option plan or the 1992 stock option plan but have not yet been exercised. We issue new shares of common stock upon exercise of stock options. There were no options granted in the first three quarters of 2007.

Amounts recognized in the consolidated financial statements related to share-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total cost of share-based compensation	$96,809	$45,683	$298,810	$143,349
Amount capitalized in inventory and property and equipment	—	—	—	—
Amounts charged against income, before income taxes	96,809	45,683	298,810	143,349
Amount of income tax benefit recognized in earnings	(13,700)	—	(42,344)	—
Amount charged against net income	$83,109	$45,683	$256,466	$143,349

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

A summary of the option activity for the first nine months of 2007 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	853,875	$8.52	6.6	$3,359,907
Options granted	—	—	—
Options cancelled	(13,887)	$10.80	—
Options expired	—	—	—
Options exercised	(54,353)	$7.86	—
Outstanding at September 30, 2007	785,635	$8.53	5.9	$2,562,040

Exercisable at September 30, 2007	600,463	$7.86	5.1	$2,330,600

The total intrinsic value of options exercised was $63,085 and $8,075 during the three-month periods ended September 30, 2007 and 2006, respectively, and $201,713 and $167,228 during the first nine months of 2007 and 2006, respectively.

A summary of the status of our unvested option shares as of September 30, 2007 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at December 31, 2006	235,209	$2.95
Options granted	—	—
Options cancelled	(13,162)	$2.91
Options vested	(36,875)	$3.39
Unvested at September 30, 2007	185,172	$2.87

As of September 30, 2007, there was $531,420 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the three-month periods ended September 30, 2007 and 2006 was $41,527 and $0, respectively, and $124,866 and $6,584 during the nine-month periods ended September 30, 2007 and 2006, respectively.

Note 10 — Sale of Subsidiary

In February 2006, we sold all the outstanding common stock of Lab Connections, Inc. (LCI), a wholly-owned subsidiary. Pursuant to the sale agreement, we received a net cash payment of approximately $479,000 in exchange for all the outstanding shares of LCI. As a result of the sale, we recognized an after-tax gain of approximately $92,000 in the first quarter 2006. This gain was previously reflected in other income and reclassified as a reduction of selling, general and administrative expenses during the current period (see Note 1).

Note 11 — Discontinued Operations

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

We have three primary operating locations in the United States — Minnesota, Colorado and Texas — and one in Germany. We use a direct sales force and independent sales representatives to market our products and services in the United States, Canada and Germany and use a network of independent sales representatives to market and service our products and services in other foreign countries.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised), Share-Based Payment (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. As a result, in 2006 and 2007 our results of operations reflected compensation expense for new stock options granted and vested during those years and the unvested portion of previous stock option grants which vested after January 1, 2006. The total amounts net of tax charged to operations in the nine-month periods ended September 30, 2007 and 2006 were $256,466 and $143,349, respectively.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three- and nine-month periods ended September 30, 2007, and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	100.0	100.0	100.0	100.0
Cost of sales	42.5	42.7	42.6	42.1
Gross profit	57.5	57.3	57.4	57.9
Selling, general and administrative expenses	31.0	28.8	31.6	29.3
Research and development expenses	6.9	7.6	7.1	7.3
Operating income	19.6	20.9	18.7	21.3
Other income	2.1	1.6	2.0	1.4
Income from continuing operations before income taxes	21.7	22.5	20.7	22.7
Income taxes	7.7	7.9	7.3	7.6
Income from continuing operations	14.0	14.6	13.4	15.1
Gain from discontinued operations, net of tax	—	—	—	0.1
Net income	14.0	14.6	13.4	15.2

Comparison of Financial Results for the Three- and Nine-Month Periods Ended September 30, 2007 and 2006

Sales

Sales for the three-month period ended September 30, 2007 were $6,820,000, up 3% compared to $6,647,091 for the same period in 2006.   On a product line basis, this increase was primarily the result of increased sales of our packaging products and permeation products and services, partially offset by a decrease in our weighing and pharmaceutical products. On a geographical basis, sales increased 7% in our domestic markets and decreased 1% in our foreign markets. Sales for the nine-month period ended September 30, 2007 were $20,354,435, up 4% compared to $19,506,526 for the same period in 2006. On a product line basis, the increase was primarily due to increased sales of our gas analyzer and packaging products, offset somewhat by a decrease in foreign sales of our permeation products and a decrease in sales of our weighing and pharmaceutical products. On a geographical basis, sales increased 17% in our domestic markets and decreased 5% in our foreign markets.    There were no significant price increases or decreases during either the third quarter or the first nine months of 2007, compared to the same periods in 2006.

The following table summarizes total sales by product line for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Permeation Products and Services	$3,946,713	$3,761,957	$10,793,545	$10,992,607
Gas, Headspace, and Other Analyzer Products and Services	2,614,772	2,540,640	8,595,820	7,361,352
Other Instruments and Services	258,515	344,494	965,070	1,152,567
Total sales	$6,820,000	$6,647,091	$20,354,435	$19,506,526

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Domestic sales	$3,081,370	$2,889,646	$9,911,946	$8,498,776
Foreign sales:
Europe	1,921,438	1,789,097	4,364,121	5,339,239
Asia	1,350,393	1,441,035	4,308,634	4,173,539
Other	466,799	527,313	1,769,734	1,494,972
Total foreign sales	3,738,630	3,757,445	10,442,489	11,007,750
Total sales	$6,820,000	$6,647,091	$20,354,435	$19,506,526

Permeation Products and Services — Sales of our permeation products and services, which accounted for approximately 58% and 57% of our consolidated third quarter sales in 2007 and 2006, respectively, increased 5% during the third quarter 2007 compared to the same period in 2006. This increase, which was exclusively in our domestic markets, was due primarily to new product introductions and increased demand for testing services.

Sales of our permeation products and services, which accounted for approximately 53% and 56% of our consolidated sales during the first nine months in 2007 and 2006, respectively, decreased 2% during the first nine months of 2007 compared to the same period in 2006. This decrease in sales was a result of a decline in orders from our international customers, primarily in Europe, partially offset by an increase in domestic orders and increased testing services performed.

Gas, Headspace, and Other Analyzer Products and Services — Sales of our gas, headspace, and other analyzer products and services, which accounted for 38% of our consolidated third quarter sales in both 2007 and 2006, increased 3% during the third quarter 2007 compared to the same period in 2006. Within this group, sales of our gas analyzer products through our Baseline subsidiary were consistent between the two periods. However, due to certain warranty and rework issues and a significant decrease in new orders, shipments were lower in the current quarter than the prior two quarters.

Sales of our packaging products, which include headspace analyzers and leak detection equipment, increased 25% for the third quarter 2007 compared to the same quarter in 2006. The increase was primarily in our foreign markets and was largely attributable to growing customer acceptance of new products introduced last year as well as increased marketing emphasis and product development in this area.

Sales of our weighing and pharmaceutical products decreased 39% for the third quarter 2007 compared to the same quarter in 2006 as a result of decreased demand in both domestic and foreign markets.  Our weighing and pharmaceutical products group consists of a relatively fewer number of higher priced products compared to our other product groups and will typically experience significant fluctuations in demand.

Sales of our gas, headspace, and other analyzer products and services, which accounted for 42% and 38% of our consolidated sales during the first nine months in 2007 and 2006, respectively, increased 17% during the first nine months of 2007 compared to the same period in 2006.  Within this group, sales of our gas analyzer products through our Baseline subsidiary increased 38% due in part to shipments of our total hydrocarbon analyzers and gas chromatographs as well as sales of our new BevAlert™ product for the carbonated beverage industry.

Sales of our packaging products increased 18% during the first nine months of 2007 compared to the same period in 2006.  This increase, which was predominately in our domestic markets, was due primarily to continued market acceptance of our PAC CHECK® series of analyzers, and increased marketing emphasis and new product development.

Sales of our weighing and pharmaceutical products decreased 41% during the first nine months of 2007 compared to the same period in 2006 as a result of decreased demand in both our domestic and foreign markets.

Other Instruments and Services — Sales in our other instruments and services category, which accounted for 4% and 5% of our consolidated sales in the third quarters 2007 and 2006, respectively, decreased 25% in the third quarter 2007, compared to the same period in 2006.  The decrease was partially due to lower sales of non-MOCON products by our German subsidiary.

For the nine months ended September 30, 2007 and 2006, sales of other instruments and services accounted for 5% and 6% of our consolidated sales, respectively, decreasing 16% in the first nine months of 2007 as compared to the same period in 2006.

On a geographical basis, domestic and foreign sales accounted for 45% and 55%, respectively, of our consolidated third quarter sales in 2007, and 43% and 57%, respectively, for the same period in 2006.  Domestic and foreign sales accounted for 49% and 51%, respectively, of our consolidated sales for the first nine months of 2007, and 44% and 56%, respectively, of our consolidated sales for the same period in 2006.

Gross Profit

The gross profit margins for our product sales were 58.4% and 58.3% for the three-month periods ended September 30, 2007 and 2006, respectively.  The slightly higher margin for the third quarter 2007 was due primarily to the higher percentage of our permeation products and services that were sold, which typically carry a higher profit margin than our other products.  As a partial offset, our warranty expense and scrap allowance increased in the current quarter compared to last year.

The gross profit margins for our consulting services were 45.1% and 42.4%, respectively, for the three-month periods ended September 30, 2007 and 2006.  This increase was primarily due to higher sales of our consulting and analytical testing services which allowed for greater absorption of the related fixed overhead costs.

For the nine months ended September 30, 2007 and 2006, the gross profit margins for our product sales were 58.3% and 58.7%, respectively.  The slightly lower margin for the first nine months of 2007 was due primarily to the higher percentage of our gas analyzer products that were sold which typically carry a lower profit margin than our other products, and increased warranty expense and scrap allowance.

For the nine months ended September 30, 2007 and 2006, the gross profit margins for our consulting services were 44.8% and 46.8%, respectively.  This decrease is primarily due to the mix of testing and consulting work where profit margins can vary between projects.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the three-month period ended September 30, 2007 were $2,117,652, or 31.0% of sales, compared to $1,914,020, or 28.8% of sales in the third quarter 2006.  The dollar increase in SG&A expenses was primarily due to increased costs in the third quarter 2007 for stock option expensing, ongoing expenses related to the new sales and technical support office in China, increased headcount and related hiring costs and increased SOX 404 compliance costs.

SG&A expenses were $6,444,582, or 31.6% of sales, during the first nine months of 2007, compared to $5,724,656, or 29.3% of sales, for the same period in 2006.  The increase in SG&A expenses was primarily due to increased costs in 2007 for stock option expensing, expenses related to opening and maintaining an office in China, increased headcount, increased SOX 404 compliance costs and increased foreign sales and marketing expenses.  In addition, the 2006 amount has been reduced by $140,139 due to a reclassification from other income during the current period (see Note 1).

Research and Development Expenses

Research and development (R&D) expenses were $469,132, or 6.9% of sales in the third quarter 2007, compared to $507,933, or 7.6% of sales, in the same period of 2006.  This level of expense is within our planned range of R&D expenditures.

R&D expenses were $1,439,232 and $1,417,639, or 7.1% and 7.3% of sales for the nine-month periods ended September 30, 2007 and 2006, respectively.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the third quarter ended September 30, 2007 of $146,406 consisted of interest income of $144,437 and miscellaneous other income of $1,969. Other income for the third quarter ended September 30, 2006 of $107,971 consisted of interest income of $108,160, offset by other small losses.

For the nine months ended September 30, 2007, other income of $414,312 consisted of interest income of $418,991 and miscellaneous other income of $1,630, partially offset by a loss of $6,309 on foreign currency exchange.  For the nine months ended September 30, 2006, other income of $272,742 consisted of interest income of $282,751 and miscellaneous other income of $1,631, offset by a loss on foreign currency exchange of $11,640.  Interest income increased for the third quarter and nine months ended September 30, 2007, compared to the same periods in 2006, due to higher average yields and higher average interest bearing investments.

Income Tax Expense

Our provision for income taxes from continuing operations was 35.6% of income before income taxes for the third quarter ended September 30, 2007, compared to 35.1% of income before income taxes for the third quarter ended September 30, 2006.  The slightly higher effective tax rate in 2007 was due to a higher proportion of the consolidated pre-tax income being derived from our German subsidiary which is taxed at a higher statutory rate.

For the nine months ended September 30, 2007, our provision for income taxes from continuing operations was 35.5% of income before income taxes compared to 33.5% of income before income taxes for the nine months ended September 30, 2006.  The rate for the first nine months of 2006 was favorably impacted by the resolution of a proposed income tax assessment in the state of New Jersey, which reduced income tax expense by approximately $50,000.  Also, because the sale of LCI generated a taxable loss, there was no tax provision applicable to the $92,345 gain that was realized in the first quarter 2006.  During the first quarter 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  This implementation did not have an impact on earnings.  Based on current operating conditions and income tax laws, we expect the tax rate for the remainder of 2007 to be in the range of 33% to 37%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $955,392 in the third quarter 2007, compared to $968,509 in the third quarter 2006.  Diluted net income was $0.17 and $0.18 per share in the third quarters of 2007 and 2006, respectively.  For the nine months ended September 30, 2007, net income was $2,720,609, or $0.48 per diluted share, compared to net income of $2,966,162, or $0.54 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $1,087,117 during the first nine months of 2007 to $13,723,667 as of September 30, 2007, compared to $12,636,550 at December 31, 2006.  Our working capital as of September 30, 2007 increased $287,640 to $16,492,944, as compared to $16,205,304 at December 31, 2006.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments and stock repurchases for at least the next twelve months.  Purchases of property and equipment were relatively constant between the two periods mentioned above, and we had no material commitments for capital expenditures as of September 30, 2007.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $2,552,527 and $3,895,930 in the first nine months of 2007 and 2006, respectively.  The decrease of $1,343,403 between the two periods was primarily due to lower net income, increase in accounts receivable, a smaller reduction in inventories and a reduction in accounts payable and accrued compensation.  Partially offsetting these decreases in cash provided by operating activities was the increased addback for non-cash share-based compensation expense.

Cash Flow from Investing Activities

Cash used in investing activities totaled $529,634 and $2,236,749 in the first nine months of 2007 and 2006, respectively.  The primary reason for the higher amount used in 2006 was higher net purchases of marketable securities, partially offset by the proceeds from the sale of LCI and other property and equipment.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities totaled $834,851 and $1,108,496 in the first nine months of 2007 and 2006, respectively.  During the first nine months of 2007 and 2006, we made dividend payments to our shareholders of $1,261,916 and $1,219,214, respectively.  During the first nine months of 2006 we repurchased outstanding common stock in the amount of $363,125.  Partially offsetting these payments were the proceeds from the exercise of stock options in the amounts of $427,065 and $473,843 in the first nine months of 2007 and 2006, respectively.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock.  As of September 30, 2007, we had repurchased an aggregate of 41,500 shares of MOCON common stock under the program at a total cumulative cost of $363,125.  There were no shares of common stock repurchased in the quarter ended September 30, 2007 and there was $1,636,875 remaining in this authorization at that date.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2006 for a summary of our contractual obligations.  Except for the earnout payment of $574,568, paid in the first quarter of 2007 in connection with the Lippke acquisition, there has been no material change in this information.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 (SFAS 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for us beginning in 2008.  We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our financial position, results of operations or cash flows.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48.  This FSP amends FIN 48, Accounting for Uncertainty in Income Taxes, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under the FSP, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would re-examine the tax position in the future.  FSP FIN 48-1 is effective for us as of January 1, 2007, the date of adoption of FIN 48.  The adoption of FSP FIN 48-1 did not have an impact on our financial position, results of operations or cash flows.

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

Revenue recognition — We recognize revenue when it is realized or realizable and earned.  In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition, we consider revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.  Our terms are F.O.B. shipping point with no right of return, and customer acceptance of our products is not required.  The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations.  We do not have distributors who stock our equipment.  We do not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

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

Allowance for doubtful accounts and sales returns — Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as projected sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry, and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of September 30, 2007, we had $137,698 reserved against our accounts receivable for doubtful accounts and sales returns.

Allowance for excess and obsolete inventories — We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product.  We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of September 30, 2007, we had $560,492 accrued for excess and obsolete inventories.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Special warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of September 30, 2007, we had $269,930 accrued for future estimated warranty claims.

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

We have significant amounts of deferred tax assets.  Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At September 30, 2007, we have a valuation allowance in the approximate amount of $238,000 against our deferred tax assets.

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I — Item 1A.  Risk Factors” on pages 8 through 13 of such report.

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

Foreign Currency Exchange Risk

Historically, approximately 50% of our consolidated sales are to international destinations.  Since we invoice these customers in U.S. dollars, we are not exposed to foreign currency transaction risk.  However, our foreign operations expose us to foreign currency exchange risk when the euro currency results of operations are translated to U.S. dollars.  While we historically have not experienced any material foreign currency translation losses, we may engage in hedging activity in the future to minimize this risk.  Our net investment in foreign subsidiary translated into U.S. dollars is not hedged.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.                         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the third quarter ended September 30, 2007 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the third quarter ended September 30, 2007.

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

MOCON, INC.

Date: November 14, 2007	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

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