Form 10-K
period 2007-12-31
MOCON INC
filed 2008-03-31
CIK 67279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to                                     .

Commission File No.: 000-09273

MOCON, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0903312 (I.R.S. Employer Identification No.)
7500 Boone Avenue North Minneapolis, Minnesota (Address of principal executive offices)	55428 (Zip Code)

Registrant's telephone number, including area code: (763) 493-6370

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered under Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the registrant's common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2007 (the last business day of the registrant's second quarter) as reported by the Nasdaq Global Market System, was $58,690,867.

         As of March 18, 2008, 5,541,195 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2008 Annual Meeting of Shareholders to be held May 16, 2008.

PART I

        This annual report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. We refer you to the information under the heading "Part I. Item 1. Business—Forward-Looking Statements."

        As used in this annual report on Form 10-K, references to "MOCON," the "Company," "we," "our" or "us," unless the context otherwise requires, refer to MOCON, Inc. and our subsidiaries.

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

        Our gas and vapor permeation products were first used in the food packaging industry to measure small amounts of moisture which adversely affects dry cereal and other food packaging. Today our core business, the detection, measurement and analysis of vapors and gases, serves industries far beyond food packaging. Our products serve niche markets from foods, beverages, pharmaceuticals and consumer products, to oil and gas exploration, industrial safety and homeland security. For example, our gas analyzers detect hazardous gases in the workplace and detect the release or presence of toxic substances in public places, which is part of the homeland security market.

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

        MOCON, Inc. was incorporated as a Minnesota corporation in February 1966, and was initially involved in the commercialization of technology developed for the measurement of water vapor permeating through various materials. Today, the key drivers in the industries we serve are food product safety and quality, improving workplace safety and supplying equipment for oil and gas exploration.

        Historically, a significant portion of our revenues have come from international customers. In this regard, we acquired our subsidiary in Germany in 2004 to solidify our presence and opportunities in Europe. Similarly, we opened our office in Shanghai, China this year to better serve our Asian customers.

        Our current plans for growth include substantial funding for research and development to foster new product development together with strategic acquisitions where appropriate.

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

Products and Services

        We develop, manufacture, market and service measurement, analytical and monitoring products used to detect, measure and analyze gases and chemical compounds, as well as provide related consulting services. Please see our consolidated financial statements beginning on page F-1 for financial information concerning our business, including our revenues, net income and net assets. Our sales are grouped into three major categories as discussed below.

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

        Our permeation products and services accounted for approximately 53%, 56% and 56% of our consolidated sales in 2007, 2006 and 2005, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to both research and development departments as well as production and quality assurance groups.

Gas, Headspace and Other Analyzer Products and Services

  Gas Analyzer Products

        Our Baseline-MOCON, Inc. subsidiary located near Boulder, Colorado produces advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and homeland security.

        We sell two categories of gas analyzer products: 1) permanent gas analyzers and systems which are installed in fixed locations at the monitoring sites and generally perform their functions continually or at regular intervals, and 2) gas sensors which are hand-held, compact and are sold to original equipment manufacturers (OEMs) of mobile equipment. Our gas analyzer products are for use in

(1) industrial hygiene (detection of hazardous gases in the workplace), (2) hydrocarbon gas analysis for oil and gas exploration, (3) contaminant detection in the manufacture of specialty gases, and (4) environmental monitoring (tracking the release of, or the presence of, toxic substances), such as the intentional release of toxic gases by terrorists which would be a homeland security application.

        Our gas analyzer products accounted for approximately 21%, 18% and 16% of our consolidated sales in 2007, 2006 and 2005, respectively. We market some of these products under the names BevAlert™, PetroAlert™, and piD-TECH®.

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

        Our headspace analyzer and leak detection products accounted for 17%, 15% and 15% of our consolidated sales in 2007, 2006 and 2005, respectively. We market these products under the names PAC GUARD®, SKYE® and PAC CHECK®.

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

        Our gas, headspace and other analyzer products and services accounted for an aggregate of approximately 42%, 38% and 36% of our consolidated sales for 2007, 2006 and 2005, respectively.

Other Instruments and Services

  Consulting and Analytical Services

        We provide consulting and analytical services, on a special project basis, for customers that require custom solutions to unique problems. Services that we typically provide relate to:

  •
  absorption or diffusion of various compounds;

  •
  shelf-life concerns;

  •
  flavor or odor identification; or

  •
  other special permeation applications.

        The principal markets for our consulting and analytical services consists of manufacturers of foods, beverages, pharmaceuticals, plastics, chemicals, electronics and personal care products.

  Gas Chromatography Analyzer Products

        We sell various gas chromatographic (GC) instruments and provide services with an emphasis on multidimensional gas chromatography through our Microanalytics Instrumentation Corp. (Microanalytics) subsidiary, which is located near Austin, Texas. A variety of GC specific applications have been developed by our Microanalytics personnel, ranging from petroleum and petrochemical purity assay to aroma and off-odor analysis for the food, beverage, packaging and other industries. We integrate GC components that we purchase from third parties, with GCs purchased from third parties, to form multidimensional GC analyzer systems. The multidimensional GC analyzers that are formed through the integration of gas chromatography components with GCs represent state-of-the-art technology in gas chromatographic separations and are used in identifying compounds causing off-odors in various products, in identifying critical aroma compounds, and in high purity analysis of single component matrixes. Our GC analyzer products include the AROMATRAX® systems for odor and aroma analysis and profiling, the PURI-TRAX™ systems consisting of a vinyl chloride monomer purity analysis system and a system for measuring trace levels of oxygenated hydrocarbons in a variety of hydrocarbon products and process streams such as liquefied petroleum gases, and the VAPO-JECT™ automated vaporizing injector system for permanent and liquefied petroleum gases. The principal markets for our GC analyzer products consist of food, beverage, petroleum, chemical and petrochemical manufacturers.

        Our other instruments and services groups accounted for an aggregate of approximately 5%, 6% and 8% of our consolidated sales in 2007, 2006 and 2005, respectively.

Competition

        We have several competitors for all of our products and services in both foreign and domestic markets. The principal competitive factors for our products and services are:

  •
  product quality and performance;

  •
  product reliability;

  •
  product support; and

  •
  price.

        We compete with a variety of companies in each market in which we sell our products. Some of our competitors have greater assets and resources than we do, and some are smaller than we are. To remain competitive, we must continue to invest in research and development, marketing, customer service and support, and manage our operating expenses. We believe that we have strategies in place to develop technological and other advantages that will give us a competitive advantage over our competitors. However, there can be no assurance that we will have sufficient resources to execute these strategies, or that our competitors will not develop new technologies or other advantages which would require us to reduce our prices, result in lost orders or otherwise adversely affect our financial results.

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

Patents, Trademarks and Other Intellectual Property Rights

        We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 43 U.S. patents and 28 international patents. These patents will expire during the period from 2008 through 2026.

        We own or have applied for certain trademarks which protect and identify our products. Our trademarks and service marks include the following registered marks: AQUATRACE®, AQUATRAN®, AROMATRAN®, AROMATRAX®, COULOX®, HERSCH®, OPTIPERM®, OX-TRAN®, PAC CHECK®, PAC GUARD®, PERMATRAN-C®, PERMATRAN-W®, piD-TECH®, SKYE® and VERICAP®. Our trademarks and service marks have a life, subject to periodic maintenance of 10 to 20 years, which may be extended in accordance with applicable law.

Marketing and Customers; Distribution Methods

        We market our products and services throughout the United States and in over 60 foreign markets. We use a direct sales force of approximately 15 employees and approximately 10 independent sales representatives to market and sell our products and services to end users in the United States, Canada, Germany and China, and use a network of approximately 55 independent sales representatives to market, service and sell our products and services in other foreign countries. To our knowledge, none of our independent sales representatives sell a material amount of product manufactured by any of our competitors.

        For information concerning our export sales by geographic area, see note 13 of the notes to our consolidated financial statements. We market products and services to research laboratories, production environments and quality control applications in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas and other industries. No single customer accounted for 10% or more of our consolidated sales in any of the fiscal years ended December 31, 2007, 2006 and 2005, and we do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance. One independent representative accounted for approximately 6%, 6% and 8% of our consolidated sales in the years 2007, 2006 and 2005, respectively.

Backlog

        As of December 31, 2007, our total backlog was $3,384,510 for all of our products as compared to $2,460,147 and $1,799,273 as of December 31, 2006 and 2005, respectively. We anticipate shipping the majority of the current backlog in 2008.

Research and Development

        We are committed to an ongoing engineering program dedicated to innovating new products and improving the quality and performance of our existing products. Our engineering expenses are primarily incurred in connection with the improvement of existing products, cost reduction efforts, and the development of new products that may have additional applications or represent extensions of existing product lines. None of these costs are borne directly by our customers.

        We incurred expenses of $2,030,157, $1,942,786 and $1,765,662 during the fiscal years ended December 31, 2007, 2006 and 2005, respectively, for research and development (R&D) of our products. These amounts were approximately 7% of our consolidated sales for each of those three fiscal years. On an annual basis, we currently intend to spend approximately 6% to 8% of our consolidated sales on R&D in the future.

Working Capital Practices

        We strive to maintain a level of inventory that is appropriate given our projected sales. Our standard domestic payment terms are net 30 days and our international payment terms vary but generally range between 30 and 90 days. International sales are, in some cases, transacted pursuant to letters of credit.

Seasonality

        Our business is not seasonal in nature.

Employees

        As of December 31, 2007, we had 120 full-time employees. Included in this total are approximately 15 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

Forward-Looking Statements

        This annual report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our website or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like "believe," "may," "could," "might," "forecast," "possible," "potential," "project," "will," "should," "expect," "intend," "plan," "predict," "anticipate," "estimate," "approximate" or "continue" and other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described under the heading "Item 1A. Risk Factors" below.

        We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading "Item 1A. Risk Factors" below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading "Item 1A. Risk Factors." The risks and uncertainties described under the heading "Item 1A. Risk Factors" below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 1A.    RISK FACTORS

        The following are significant factors known to us that could have material adverse effects on our business, financial condition or operating results.

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

        One of our growth strategies is to supplement our internal growth with the acquisition of businesses and technologies that complement or augment our existing products. Some of the businesses that we previously acquired have produced net operating losses or low levels of profitability. For example, in July 2005, we sold our Vaculok® vacuum insulated panel product line which had experienced poor financial performance since we acquired it in November 2003. Other businesses that we may acquire in the future may be marginally profitable or unprofitable, and may require us to improve the operations and market penetration of such companies in order to achieve the level of profitability that we desire.

        Further, acquisitions and the integration of those acquisitions involve a number of risks, which could be heightened if we complete several acquisitions within a relatively short period of time, including:

  •
  diversion of our management's attention from our core businesses;

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

        In addition, acquisitions that we believe will be beneficial to our business and financial results are difficult to identify and complete for a number of reasons, including the competition among prospective buyers. We may not be able to complete acquisitions in the future, and have not completed an acquisition since January 2004. Any acquisitions that we do complete in the future may have an adverse effect on our financial performance and liquidity. It may be necessary for us to raise additional funds either through public or private debt or equity financing in order to finance any future acquisitions. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and may dilute the percentage ownership of our existing shareholders.

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

        Sales outside the United States accounted for approximately 52% of our sales in 2007 and approximately 55% and 50% of our sales in 2006 and 2005, respectively. We expect that foreign sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following:

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

        In addition, we rely on trade secrets and proprietary know-how that we seek to protect, in part, by confidentiality agreements with our collaborators, employees and consultants. These agreements may be breached and we may not have adequate remedies for any such breach. Even if these confidentiality agreements are not breached, our trade secrets may otherwise become known or be independently developed by competitors.

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

        The market price of our common stock has been volatile in the past, ranging from a high sales price of $14.10 and a low sales price of $10.00 during 2007, and several factors could cause the price to fluctuate substantially in the future. These factors include:

  •
  announcements of new products by us or our competitors;

  •
  quarterly fluctuations in our financial results;

  •
  customer contract awards;

  •
  a change to the rates at which we have historically paid dividends;

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Market rules, are creating challenges for publicly-held companies, including us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting required the expenditure of financial and managerial resources in 2007. Because management was required to complete an assessment of the effectiveness of our internal controls over financial reporting in 2007 and will continue to be required to do so in future years, we expect these expenditures to continue.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease an aggregate of 57,325 square feet of office, engineering, laboratory and production space in Minnesota, Texas, Germany and China. We believe that all of our facilities are generally adequate for their present operations and that suitable space is readily available if any of our leases are not extended.

        Our headquarters and operations occupy approximately 47,200 square feet of space in Minneapolis, Minnesota. This space is leased until June 2010.

        Microanalytics' operations occupy approximately 5,100 square feet of space in the metropolitan area of Austin, Texas. This space is leased until August 2008.

        Lippke's operations are located in Neuwied, Germany, and occupy approximately 4,025 square feet. This space is leased until June 2008. We are currently negotiating a long term lease for a new facility that we expect to occupy by September 2008.

        The MOCON (Shanghai) Trading Co., Ltd. operations are located in Shanghai, China, and occupy approximately 1,000 square feet. This space is leased until March 2010.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our security holders during the fourth quarter of 2007.

ITEM 4A.    EXECUTIVE OFFICERS OF REGISTRANT

        Our executive officers, their ages and their offices held, as of March 18, 2008, are as follows:

Name	Age	Title
Robert L. Demorest	62	Chairman of the Board, President and Chief Executive Officer
Daniel W. Mayer	57	Executive Vice President
Darrell B. Lee	59	Vice President, Chief Financial Officer, Treasurer and Secretary
Douglas J. Lindemann	50	Vice President and General Manager

        There are no family relationships among any of our directors and executive officers. Information regarding the business experience of our executive officers is set forth below.

        Mr. Robert L. Demorest has been our President, Chief Executive Officer, and Chairman of the Board since April 2000. Prior to that time, Mr. Demorest had been our President for more than five years. Mr. Demorest is also a director of Marten Transport, Ltd., a publicly traded company.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2007			2006
Fiscal Period
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$13.98	$11.00	$0.075	$9.75	$8.25	$0.075
2nd Quarter	14.10	10.87	0.080	10.02	8.27	0.075
3rd Quarter	11.83	10.01	0.080	10.05	8.57	0.075
4th Quarter	12.26	10.00	0.080	12.75	9.00	0.075

        We have paid quarterly cash dividends without interruption or decline since 1988. Cash dividends paid in 2007, 2006 and 2005 totaled $1,703,965, $1,627,849 and $1,502,284, respectively. Our Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on our common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board.

Record Holders

        As of March 18, 2008, there were 298 record holders of our common stock.

Issuer Repurchases of Equity Securities

        We did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2007. On November 9, 2005, our Board of Directors authorized the repurchase of up to $2,000,000 in shares of our common stock. This repurchase program superseded the Board's previous stock repurchase authorizations. Our current stock repurchase program may be suspended or discontinued at any time, and at December 31, 2007, we had $1,636,875 available for stock repurchases.

Recent Sales of Unregistered Securities

        During the fourth quarter and year ended December 31, 2007, we did not issue or sell any shares of our common stock or other equity securities of MOCON without registration under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$27,397	$26,290	$24,582	$24,965	$19,615
Net income	3,805	3,911	2,915	2,429	2,211
Net income per common share:
Basic	0.69	0.72	0.54	0.45	0.41
Diluted	0.67	0.71	0.53	0.44	0.40
Cash dividends declared per share	0.315	0.30	0.285	0.265	0.26

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$29,673	$26,877	$23,657	$22,516	$19,978
Noncurrent liabilities	339	100	441	543	198
Stockholders' equity	25,385	21,960	18,799	17,201	16,715

        Our acquisition of Lippke in 2004 affects the comparability of the information in the table above. The results of this subsidiary have been included from the effective date of purchase, which includes $3,880,238, $4,132,428, $3,631,918 and $3,824,782, respectively, in net incremental sales for 2007, 2006, 2005 and 2004.

        Sales for the years 2005, 2004 and 2003 do not include $22,397, $143,316 and $17,365, respectively, for sales from the Vaculok product line, which amounts have been included in the "discontinued operations" section of our Consolidated Statements of Income.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAl CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties including those discussed under the heading "Item 1A. Risk Factors" and elsewhere in this report. For more information, see "Business—Forward-Looking Statements" of this report. The following discussion of the results of the operations and financial condition of MOCON should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report.

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

        We have three primary operating locations in the United States—Minnesota, Colorado and Texas—and foreign offices in Germany and China. We use a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany and China and use a network of independent sales representatives to market and service our products and services in other foreign countries.

        Historically, a significant portion of our revenues have come from international customers. In this regard, we acquired our subsidiary in Germany in 2004 to solidify our presence and opportunities in Europe. Similarly, we opened our office in Shanghai, China this year to better serve our Asian customers.

        Our current plans for growth include substantial funding for research and development to foster new product development together with strategic acquisitions where appropriate.

        During the last three years, we divested two product lines to allow us to better concentrate on our core product lines, particularly our gas detection, measurement and analysis products. In March 2005, we committed to a plan to discontinue production of our Vaculok® vacuum insulated panels and exit this product line which had experienced poor financial performance since it was acquired in November 2003. We recorded a pre-tax charge to earnings in our first quarter 2005, totaling approximately $207,000, to reflect the results of operations and asset impairment write-down associated with the discontinuation of our Vaculok business. The $207,000 charge included a non-cash asset impairment charge of $162,000 relating to equipment and inventory used in the Vaculok business. We sold the assets associated with the vacuum insulated panel product line in July 2005 in exchange for an up front payment of $125,000, along with the right to receive additional amounts upon the occurrence of certain post-closing events. As a result of the sale, we recognized a pre-tax gain of approximately $69,000 in the third quarter 2005. In the first quarter 2006, we received an additional $35,000 related to the sale which resulted in an after-tax gain of $22,225. Sales associated with our vacuum insulated panel product line were not significant. The results of this line of business are shown in the "discontinued operations" section of our Consolidated Statements of Income, and further explained in Note 15 to our consolidated financial statements included herein.

        In February 2006, we sold the capital stock of our Lab Connections, Inc. subsidiary in exchange for $517,296 in cash, subject to a purchase price adjustment based on the amount of Lab Connections' net tangible assets as of the closing date. As a result of the sale, we recognized an after-tax gain of $92,345 in the first quarter 2006. See Note 16 to our consolidated financial statements.

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (SFAS 123 (R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. As a result, during 2007 and 2006, our results of operations reflected compensation expense for new stock options granted to the extent they vested in those years, and the unvested portion of previous stock option grants which also vested during those years. The total amount charged to operations in 2007 and 2006 was $339,610 and $174,038, respectively. Our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Therefore, the results for 2007 and 2006 are not directly comparable to prior periods.

Significant Transactions and Financial Trends

        Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce our earnings, and materially affect our financial results and financial position. Significant transactions and events that affected our 2007 financial results and position included the initial opening and ongoing expenses of our new China sales and technical support office which opened in March 2007. In addition, we recognized an increase in SOX 404 compliance costs as this was the first year of required management assessment of internal controls. Significant transactions, such as the sale of our Lab Connections subsidiary in 2006, result from unique facts and circumstances and, given their nature, some of these items will likely not recur with similar materiality or impact on our continuing operations.

        Our international sales have historically accounted for a significant portion of our revenues, and we expect this trend to continue for the foreseeable future, especially as a result of our acquisition of Lippke, which thus far has had, and is expected to continue to have, a positive impact on our sales and earnings, particularly on our foreign permeation products business.

        Our research and development costs were approximately 7% of our consolidated sales for the years 2007, 2006 and 2005. On an annual basis, we currently intend to spend approximately 6% to 8% of our sales on research and development in the future.

        While these items are important in understanding and evaluating our financial results, certain trends, such as our international sales accounting for a significant portion of our revenues, and other transactions or events such as those discussed later in this Management's Discussion and Analysis may also have a material impact on our financial results.

Results of Operations

        The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for fiscal years ended December 31, 2007, 2006 and 2005. Our historical financial data were derived from our consolidated financial statements and related notes included in Item 8 of this report.

	Percent of Sales
	2007	2006	2005
Sales	100.0	100.0	100.0
Cost of sales	41.6	42.4	43.9

Gross profit	58.4	57.6	56.1
Selling, general and administrative expenses	31.5	29.4	32.4
Research and development expenses	7.4	7.4	7.2

Operating income	19.5	20.8	16.5
Other income, net	2.1	1.5	1.2

Income before income taxes	21.6	22.3	17.7
Income taxes	7.7	7.5	5.4

Income from continuing operations	13.9	14.8	12.3
Gain (loss) from discontinued operations, net of tax	—	0.1	(0.4)

Net income	13.9	14.9	11.9

        The following table summarizes total sales by product line for 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Permeation products and services	$14,428,823	$14,604,579	$13,711,970
Gas, headspace and other analyzer products and services	11,478,501	10,072,101	8,875,847
Other instruments and services	1,489,258	1,613,295	1,993,783

Total sales	$27,396,582	$26,289,975	$24,581,600

        The following table sets forth the relationship between various components of domestic and foreign sales for 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Domestic sales	$13,160,268	$11,924,805	$12,294,985
Foreign Sales:
Europe	6,595,075	7,360,019	5,802,034
Asia	5,309,901	4,842,523	5,093,417
Other	2,331,338	2,162,628	1,391,164

Total foreign sales	14,236,314	14,365,170	12,286,615

Total sales	$27,396,582	$26,289,975	$24,581,600

Sales

  Fiscal 2007 vs. Fiscal 2006

        Sales for 2007 were $27,396,582, an increase of 4% compared to $26,289,975 for 2006. This increase in sales was primarily the result of the increased volume of our gas analyzer and packaging products, together with increased domestic sales volume of our permeation products and services.

These increases were partially offset by decreases in the foreign sales volume of our permeation products and services and a decline in the sale of weighing and pharmaceutical products. Our domestic sales were $13,160,268, or 48% of total sales in 2007, an increase of 10% compared to $11,924,805, or 45% of sales in 2006. Our foreign sales were $14,236,314, or 52% of total sales in 2007, a decrease of 1% compared to $14,365,170, or 55% of sales in 2006. The overall sales volume increase in 2007 was generally the result of increased demand primarily in our domestic markets. The impact of any price increases was not significant in 2007.

        Permeation Products and Services—Sales of our permeation products and services were $14,428,823 and $14,604,579 in 2007 and 2006, respectively, or approximately 53% and 56%, respectively, of our consolidated sales. The 1% decrease in permeation sales in 2007 compared to 2006 was primarily due to an $814,000, or 8% drop in foreign sales. Foreign sales had been favorably impacted in 2006 as a result of a large order from China in the amount of $659,000. By comparison, our domestic sales of permeation equipment and services increased by $638,000, or 14% in 2007 as compared to 2006. We believe that new product introductions, specifically the Aquatran-W (for increased sensitivity in measuring water vapor) and the Ox-Tran 2/10 (lower price point product for less sensitivity in oxygen measurement) were factors in this growth. We believe that the overall market for our permeation products is maturing. However, the market for our permeation products outside of the United States, where the demand for sophisticated packaging and other products is continuing to develop, is likely to grow. No assurance can be provided, however, that the international market for our permeation products will grow.

        Gas, Headspace and Other Analyzer Products and Services—Sales of our gas, headspace, and other analyzer products and services, which accounted for 42% and 38% of our consolidated sales in 2007 and 2006, respectively, increased $1,406,000, or 14% in 2007 compared to 2006. Within this group, sales of our gas analyzers and sensors through our Baseline subsidiary, which accounted for 21% and 18% of our 2007 and 2006 consolidated sales, respectively, increased $925,000, or 20% in 2007 to $5,662,923 compared to $4,738,220 in 2006. This increase was due primarily to shipments of the piD-Tech® Plus to the OEM portable sensor market as well as ongoing shipments of our total hydrocarbon analyzers and gas chromatographs. Baseline's domestic sales increased $486,000, or 17% in 2007 compared to 2006, and foreign sales increased $439,000, or 24% over the same period.

        Sales of our packaging products (headspace analyzers and leak detection), which accounted for 17% and 15% of our consolidated sales in 2007 and 2006, respectively, increased $805,000, or 21% in 2007 to $4,685,403 compared to $3,880,877 in 2006. The increase resulted primarily from sales of our PAC CHECK® series of analyzers and was evident in both our domestic and foreign markets.

        Sales of our weighing and pharmaceutical products, which accounted for 4% and 6% of our consolidated sales in 2007 and 2006, respectively, decreased $323,000, or 22% in 2007 compared to 2006. The decrease resulted from decreased demand in both our domestic and foreign markets. Our weighing and pharmaceutical products group consists of a relatively fewer number of products compared to our other product groups and will typically experience significant fluctuations in demand. Due to the significant competition in the market for weighing products, we do not expect the sales of our weighing and pharmaceutical products to significantly increase.

        Other Instruments and Services—Sales of our other instruments and services group, which accounted for 5% and 6% of our consolidated sales in 2007 and 2006, respectively, decreased $124,000, or 8% in 2007 compared to 2006. This decrease was due both to lower sales of non-MOCON products by our German subsidiary and also a decrease in sales of our consulting and testing laboratory services.

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

        Permeation Products and Services—Sales of our permeation products and services were $14,604,579 and $13,711,970 in 2006 and 2005, respectively, or approximately 56% of our consolidated sales in both years. The $892,609, or 7% increase in permeation sales in 2006 compared to 2005, was primarily due to a 13% increase in foreign sales partially offset by a decrease in domestic sales. Foreign permeation product sales benefited from a large order received from China in the amount of $659,000 in our third quarter 2006, where we recently named a new sales representative organization. Also, sales to our European markets increased significantly in 2006 after a soft 2005.

        Gas, Headspace and Other Analyzer Products and Services—Sales of our gas, headspace, and other analyzer products and services, which accounted for 38% and 36% of our consolidated sales in 2006 and 2005, respectively, increased 13% in 2006 compared to 2005. Within this group, sales of our gas analyzers and sensors through our Baseline subsidiary, which accounted for 18% and 16% of our 2006 and 2005 consolidated sales, respectively, increased 20% in 2006 to $4,738,220 compared to $3,959,426 in 2005. This increase was due in part to shipments of our new Series 8900 analyzers which began shipping in the second half of 2006. Baseline's foreign sales increased 111% in 2006 compared to 2005, while domestic sales decreased slightly over the same periods. The increase in foreign sales was primarily due to sales of new products to the carbonated beverage and OEM portable sensor industries, as well as ongoing sales of equipment to the oil and gas drilling and semiconductor markets.

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

        Other Instruments and Services—Sales of our other instruments and services group, which accounted for 6% and 8% of our consolidated sales in 2006 and 2005, respectively, decreased 19% in 2006 compared to 2005. This decrease was primarily due to a decrease in sales of $458,086 in 2006 compared to 2005 as a result of the sale of Lab Connections which occurred in the first quarter 2006. This decrease was partially offset by a 23% increase in contract analytical testing and equipment sales through our Microanalytics subsidiary and a 5% increase in our consulting and testing laboratory services.

Gross Profit

  Fiscal 2007 vs. Fiscal 2006

        Our gross profit percentages were 58.4% and 57.6% during 2007 and 2006, respectively. One strategic initiative for us in 2007 was to improve our product margins. The increase in gross profit percentage resulted primarily from sales of some of our new products that carry higher margins.

  Fiscal 2006 vs. Fiscal 2005

        Our gross profit percentages were 57.6% and 56.1% during 2006 and 2005, respectively. The increase in gross profit percentage resulted primarily from the following factors. A higher percentage of our sales were from permeation equipment, which typically carry a higher margin than most of our other products. We moved most of the remaining production of certain equipment at our Baseline operation to Minnesota which allowed for increased operational efficiencies and plant utilization. In addition, the sale of our Lab Connections subsidiary in the first quarter 2006 helped our gross profit percentage by eliminating inefficiencies due to the low and sporadic volume of sales at Lab Connections.

Selling, General and Administrative Expenses

  Fiscal 2007 vs. Fiscal 2006

        Selling, general and administrative expenses were $8,643,735 and $7,735,524, or 31.5% and 29.4% of sales in 2007 and 2006, respectively. The increase of $908,211 was due primarily to a higher headcount and related hiring expenses, increased stock option expense, increased SOX 404 compliance costs and the expenses related to the opening and ongoing costs associated with the sales and technical support office in China.

  Fiscal 2006 vs. Fiscal 2005

        Selling, general and administrative expenses were $7,735,524 and $7,962,804, or 29.4% and 32.4% of sales in 2006 and 2005, respectively. The decrease of $227,280 was due primarily to a lower headcount in 2006 as well as reduced operating expenses in our Lab Connections subsidiary which was sold during the first quarter 2006. Also, we incurred reduced consulting costs related to Sarbanes-Oxley Act of 2002 (SOX) compliance in 2006 as compared to 2005 due to a postponement of the effective date of Section 404 of SOX for non-accelerated filers until 2007.

Research and Development Expenses

  Fiscal 2007 vs. Fiscal 2006

        Research and development (R&D) expenses were $2,030,157 and $1,942,786 in 2007 and 2006, respectively, or 7.4% of sales in both periods. The increase of $87,371 in 2007 compared to 2006 was in line with our plan to continue to develop products that meet our customers' needs. For the foreseeable future, we currently intend to allocate on an annual basis approximately 6% to 8% of sales to research and development. We believe continued R&D expenditures are necessary as we develop new products to expand in our niche markets and remain competitive.

  Fiscal 2006 vs. Fiscal 2005

        Research and development expenses were $1,942,786 and $1,765,662, or 7.4% and 7.2% of sales in 2006 and 2005, respectively. The increase of $177,124 in 2006 compared to 2005 was the result of our focus on business development opportunities in our core product areas.

Other Income, Net

        Other income, net for 2007, 2006 and 2005 is as follows:

	Years Ended December 31,
	2007	2006	2005
Interest income on short-term investments	$565,441	$412,882	$209,217
Foreign currency exchange gain (loss)	1,165	(19,152)	80,691
Other	13,668	2,485	2,717

Total other income	$580,274	$396,215	$292,625

        Interest income increased approximately $153,000 from 2006 to 2007 due primarily to higher invested balances of cash and marketable securities. Total cash and marketable securities increased approximately $2,390,000 from December 31, 2006 to December 31, 2007. Interest income increased approximately $204,000 from 2005 to 2006 due to higher interest rates (the prime rate increased four times in 2006) and increased average cash and marketable security balances.

Income Tax Expense

        Our provision for income taxes from continuing operations for 2007 was $2,113,000, or 35.7% of income before income taxes, compared to $1,968,225, or 33.6% of income before income taxes for 2006. This year over year increase in the effective tax rate was due to higher state income taxes, the expiration of certain export incentives in 2007 and increased non-deductible stock option compensation expense in 2007.

        Our provision for income taxes from continuing operations for 2006 was $1,968,225, or 33.6% of income before income taxes, a three percentage point increase over 2005. The increase in the effective tax rate was due primarily to stock option compensation recognized in 2006 for the first time, which was not tax deductible, and a reduction in the tax contingency accrual in 2005 resulting from an Internal Revenue Service examination. The provision for 2006 was favorably impacted by the resolution of a proposed income tax assessment in the state of New Jersey, which reduced income tax expense by approximately $50,000. Also, because the sale of Lab Connections generated a taxable loss, there was no provision applicable to the $92,345 gain that was realized in the first quarter 2006. The taxable loss of approximately $650,000 results in a long-term capital loss carryforward which produces a deferred tax asset. Because it is currently unlikely that we will incur a long-term capital gain in the foreseeable future to offset against this loss, we have established a valuation allowance against the entire deferred tax asset relating to the capital loss carry-forward.

        Our provision for income taxes from continuing operations was 30.6% of income before income taxes in 2005. The provision for 2005 was favorably impacted as the result of a $156,000 reduction in accrued income taxes related to the completion of an Internal Revenue Service examination.

        We implemented the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (FIN 48), effective January 1, 2007. The impact on our consolidated financial statements of adopting FIN 48 was insignificant; as a result we did not record a cumulative effect adjustment to the January 1, 2007 balance of retained earnings.

        We anticipate our effective tax rate for the full year 2008 will range between 35% and 37%.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to our consolidated financial statements included in Item 8 of this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company's most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Allowance for Doubtful Accounts and Sales Returns

        Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns. The reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions. We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2007 and 2006, we had $125,797 and $179,861, respectively, reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for Excess and Obsolete Inventories

        We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product. We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise. As of December 31, 2007 and 2006, we had $548,043 and $642,433, respectively, accrued for excess and obsolete inventories.

Recoverability of Long-Lived Assets

        We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges. We did not record any long-lived asset impairment charges in 2007, 2006 or 2005.

Accrued Product Warranties

        Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Additional warranty reserves are also accrued for major rework campaigns. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors. As of December 31, 2007 and 2006, we had $201,373 and $246,737, respectively, accrued for future estimated warranty claims.

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

        We have significant amounts of deferred tax assets. Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of its deferred tax assets. At December 31, 2007 and 2006, we provided a valuation allowance in the approximate amount of $324,000 against our net deferred tax assets.

        On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. Prior to adoption, our policy was to establish an accrual that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Under FIN 48, once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We recognize a tax accrual for estimated exposures associated with uncertain tax positions and adjust this accrual in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are significantly different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

Inflation

        We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Liquidity and Capital Resources

        Total cash, cash equivalents and marketable securities increased $2,388,331 during 2007 to $15,024,881 as of December 31, 2007, compared to $12,636,550 at December 31, 2006. We describe the reasons for this increase below under the caption "Cash Flows from Operating Activities." Our working capital as of December 31, 2007 increased $1,151,760 to $17,357,064, compared to $16,205,304 at December 31, 2006.

        We invest a large portion of our available cash in highly liquid certificates of deposit, municipal bonds, corporate bonds, United States treasury obligations and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain. We do not have any investments in auction rate securities.

        We have historically financed our operations and capital equipment requirements through cash flows generated from operations. We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations, capital expenditures, dividend payments and authorized stock repurchases. Our belief is based on current business operations and economic conditions and assumes that we continue to operate our business in the ordinary course. However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies. If the cost of one or more acquisition opportunities exceeds our existing cash resources, we may need to fund such activities, should they arise, with a portion of our cash balances and debt and/or equity financing. We currently do not have any committed lines of credit or other credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms. Any plan to raise additional capital may involve an equity-based or equity-linked financing, which may be dilutive to existing shareholders. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share. As of December 31, 2007, we had no commitments for any material capital expenditures.

Cash Flow

  Cash Flows from Operating Activities

        Our primary source of funds is cash provided by operating activities. Cash flow from operating activities totaled $4,234,402, $4,956,818 and $3,216,745 in 2007, 2006 and 2005, respectively. In 2007, cash provided by operating activities decreased by $722,416 compared to 2006. This decrease was due primarily to the year-over-year increase in inventories due to stronger fourth quarter order volume, and decreases in accounts payable and accrued income taxes offset by a reduction in trade accounts receivable. In 2006, cash provided by operating activities increased by $1,740,073 compared to 2005. This increase was due primarily to the increased year-over-year income from continuing operations, a decrease in inventories, and an increase in accounts payable and accrued compensation offset by a reduction in accrued income taxes and an increase in trade accounts receivable. Working capital requirements typically will increase or decrease with changes in the level of sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Income tax payments and any employee incentive payments affect the timing of our operating cash flow as they are accrued throughout the year but paid on a quarterly, semi-annual or annual basis.

  Cash Flows from Investing Activities

        Cash used in investing activities totaled $1,742,584 in 2007 as compared to $3,333,377 in 2006 and $1,865,771 in 2005. Cash used for investment purchases, net of maturities, was $703,509, $2,949,807 and $1,096,578 in 2007, 2006 and 2005, respectively. Cash received from the sale of our Lab Connections subsidiary was $478,721 in 2006. Purchases of property, plant and equipment totaled $436,527 in 2007, primarily for additions of office, manufacturing and laboratory equipment, as compared to $462,324 and $232,360 in 2006 and 2005, respectively. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations, and we expect purchases in 2008 to be similar to the levels in 2007.

        Cash paid in acquisitions in 2007, 2006 and 2005 of $574,568, $433,339 and $549,257, respectively, were related to our purchase of Lippke. These amounts resulted from an adjustment of the required earnout payments between the minimum amount originally recorded and the amount paid, based on actual earnings of Lippke.

  Cash Flows from Financing Activities

        Cash used in financing activities operations totaled $1,182,173 in 2007 as compared to $1,183,512 in 2006 and $1,102,685 in 2005. The primary use of cash for financing activities in 2007, 2006 and 2005 was for the payment of dividends to our shareholders, in the amounts of $1,703,965, $1,627,849 and $1,502,284, respectively.

        Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock. During 2006, we repurchased a total of $363,125 of our common stock and have not made any further purchases pursuant to this authorization, leaving a remaining balance of $1,636,875 in this authorization.

        Cash flow from the exercise of stock options generated $461,374, $725,881 and $399,599, for the years 2007, 2006 and 2005, respectively.

Contractual Obligations

        The following table summarizes our future contractual cash obligations as of December 31, 2007 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$826	372	454	—	—
Inventory purchase obligations	1,758	1,726	32	—	—

Total contractual cash obligations	$2,584	2,098	486	—	—

        We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 on January 1, 2007. We had $289,000 of gross unrecognized tax benefits as of the date of adoption and $279,000 at December 31, 2007. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the amount and period of potential cash settlement, if any, with taxing authorities. Due to the uncertainty regarding the timing of these liabilities, we have excluded these amounts from the contractual obligations table.

        We are committed to the signing of a long term lease in 2008 for a new facility which is being constructed in Germany for our use. The lease signing is contingent upon the facility being completed on a timely basis and meeting our specifications.

        We are parties to a severance agreement with four of our executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive's current annual salary depending on the reason for termination.

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

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, Fair Value Measurement (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for us beginning in 2008. We currently do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115 (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for us beginning in 2008. We currently do not expect the adoption of SFAS 159 to have a material impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141(R). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for us beginning in 2009. We are currently assessing the impact of SFAS 141(R) on our consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for us beginning in 2009. We currently do not have any subsidiaries in which we hold a noncontrolling interest and, therefore, believe this pronouncement will have no impact on our consolidated financial statements.

        In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) and extend the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning January 1, 2008. We currently do not expect the adoption of SAB 110 to have a material impact on our financial position, results of operations or cash flows.

        In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS 157, Fair value Measurements. FSP FAS 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See SFAS 157 discussion above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Substantially all of our marketable securities are at fixed interest rates. However, virtually all of the marketable securities mature in two years or less; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal. Based on our average invested cash balances during 2007, a 1% (100 basis points) decrease in the interest rate on such balances would result in a reduction in interest income of approximately $138,000 on an annual basis.

Foreign Currency Exchange Risk

        Historically, approximately 50% of our consolidated sales have been to international destinations. Since we invoice these customers in U.S. dollars, we are not exposed to foreign currency transaction risk. However, our foreign operations expose us to foreign currency exchange risk when the euro currency results of operations are translated to U.S. dollars. While we historically have not experienced any material foreign currency translation losses, we may engage in hedging activity in the future to minimize this risk. Our net investment in foreign subsidiary translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity, and would not impact our net income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and Report of Independent Registered Public Accounting Firm are included beginning on page F-1 of this annual report on Form 10-K and are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2007:
Sales	$6,876	$6,658	$6,820	$7,043
Gross profit	3,940	3,827	3,923	4,322
Net income	833	932	955	1,085
Net income per common share:
Basic	$0.15	$0.17	$0.17	$0.20
Diluted	0.15	0.16	0.17	0.19
2006:
Sales	$6,519	$6,340	$6,647	$6,784
Gross profit	3,818	3,662	3,820	3,839
Net income	1,135	863	969	944
Net income per common share:
Basic	$0.21	$0.16	$0.18	$0.17
Diluted	0.21	0.16	0.18	0.17

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that material information relating to our company is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Management's Report on Internal Control over Financial Reporting

        MOCON's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In designing and operating a control system, one must consider the potential benefits of controls relative to their costs and the reality of limited resources available to allocate to control activities, particularly in smaller companies. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any control will meet its objectives under all potential future conditions. Because of such inherent limitations in any control system, there can be no absolute assurance that control issues, misstatements, and/or fraud will be prevented or detected.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required under Item 10 of this report is to be contained under the headings "Proposal One—Election of Directors—Information About Board Nominees," "Proposal One—Election of Directors—Additional Information About Board Nominees," "Corporate Governance—Information About our Board and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

        The information concerning our executive officers is included in this report under Item 4A, "Executive Officers of Registrant" and is incorporated herein by reference.

        During the fourth quarter 2007, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

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

  MOCON, Inc.
  7500 Boone Avenue North
  Minneapolis, Minnesota 55428
  Attention: Chief Financial Officer

ITEM 11.    EXECUTIVE COMPENSATION

        The information required under Item 11 of this report is to be contained under the headings "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                     RELATED STOCKHOLDER MATTERS

        The information required under Item 12 of this report is to be contained under the headings "Principal Shareholders and Beneficial Ownership of Management" in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

        The following table summarizes outstanding options under our equity compensation plans as of December 31, 2007. Our only equity compensation plans as of December 31, 2007 were the

MOCON, Inc. 2006 Stock Incentive Plan, the MOCON, Inc. 1998 Stock Option Plan and the MOCON, Inc. 1992 Stock Option Plan. The MOCON, Inc. 1998 Stock Option Plan and the MOCON, Inc. 1992 Stock Option Plan have terminated with respect to future grants. Options and other stock incentive awards to be granted in the future under the MOCON, Inc. 2006 Stock Incentive Plan are within the discretion of our Board of Directors and the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	856,437	$8.73	313,300
Equity compensation plans not approved by security holders holders	—	—	—

Total	856,437	$8.73	313,300

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required under Item 13 of this report is to be contained under the heading "Related Party Relationships and Transactions" and "Corporate Governance—Director Independence" in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under Item 14 of this report is to be contained under the headings "Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax and Other Fees" and "Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures" in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

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

Schedule II: Valuation and Qualifying Accounts	S-1
    3.
    Exhibits

        The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index.

        A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 18, 2008, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn: Shareholder Information.

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

  H.
  Form of Executive Severance Agreement (filed herewith).

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

  K.
  Description of Non-Employee Director Compensation Arrangements (filed herewith).

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

        Under date of March 31, 2008, we reported on the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in this annual report on Form 10-K for the year 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," on January 1, 2006.

/s/ KPMG LLP

Minneapolis, Minnesota
March 31, 2008

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	MOCON, INC.
	By:	/s/ ROBERT L. DEMOREST Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ DARRELL B. LEE Darrell B. Lee, Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 31, 2008.

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

December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

        We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," on January 1, 2006.

/s/ KPMG LLP
Minneapolis, Minnesota March 31, 2008

MOCON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,207,105	$3,549,042
Marketable securities, current	7,028,812	8,710,390
Trade accounts receivable, less allowance for doubtful accounts of $125,797 in 2007 and $179,861 in 2006	4,291,224	4,384,808
Other receivables	186,273	166,697
Inventories	3,965,446	3,619,644
Prepaid expenses	335,104	251,953
Deferred income taxes	291,943	340,125

Total current assets	21,305,907	21,022,659

Marketable securities, noncurrent	2,788,964	377,118
Property, plant, and equipment, net	1,583,387	1,556,984
Other assets:
Goodwill	3,096,317	3,096,317
Technology rights and other intangibles, net	572,675	624,917
Deferred income taxes	252,729	27,243
Other	73,518	172,008

Total other assets	3,995,239	3,920,485

Total assets	$29,673,497	$26,877,246

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,591,306	$1,688,846
Accrued compensation and vacation	1,340,500	1,286,316
Earnout payable	—	574,568
Other accrued expenses	304,750	320,797
Accrued product warranties	201,373	246,737
Accrued income taxes	68,670	289,895
Dividends payable	442,244	410,196

Total current liabilities	3,948,843	4,817,355
Obligations to former employees	60,387	99,918
Accrued income taxes	279,000	—

Total noncurrent liabilities	339,387	99,918

Total liabilities	4,288,230	4,917,273

Commitments and contingencies (note 7)
Stockholders' equity:
Capital stock—undesignated—authorized 3,000,000 shares	—	—
Common stock—$0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,528,051 shares in 2007 and 5,469,275 shares in 2006	552,805	546,928
Capital in excess of par value	2,127,183	1,218,115
Retained earnings	22,106,178	20,036,869
Accumulated other comprehensive income	599,101	158,061

Total stockholders' equity	25,385,267	21,959,973

Total liabilities and stockholders' equity	$29,673,497	$26,877,246

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Sales:
Products	$25,659,362	$24,464,091	$22,876,304
Consulting services	1,737,220	1,825,884	1,705,296

Total sales	27,396,582	26,289,975	24,581,600

Cost of sales:
Products	10,398,764	10,181,366	9,857,885
Consulting services	985,879	969,988	930,765

Total cost of sales	11,384,643	11,151,354	10,788,650

Gross profit	16,011,939	15,138,621	13,792,950
Selling, general and administrative expenses	8,643,735	7,735,524	7,962,804
Research and development expenses	2,030,157	1,942,786	1,765,662

Operating income	5,338,047	5,460,311	4,064,484
Other income, net	580,274	396,215	292,625

Income before income taxes	5,918,321	5,856,526	4,357,109
Income taxes	2,113,000	1,968,225	1,334,627

Income from continuing operations	3,805,321	3,888,301	3,022,482
Gain (loss) from discontinued operations, net of tax	—	22,225	(107,213)

Net income	$3,805,321	$3,910,526	$2,915,269

Basic net income per common share:
Income from continuing operations	$0.69	$0.72	$0.56
Loss from discontinued operations	—	—	(0.02)

Basic net income per common share	$0.69	$0.72	$0.54

Basic weighted average common shares outstanding:	5,500,767	5,429,511	5,370,335

Diluted net income per common share:
Income from continuing operations	$0.67	$0.71	$0.55
Loss from discontinued operations	—	—	(0.02)

Diluted net income per common share	$0.67	$0.71	$0.53

Diluted weighted average common shares outstanding:	5,682,562	5,525,483	5,534,280

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2007, 2006 and 2005

	Common stock		Capital in		Accumulated other
	Number of shares	Amount	excess of par value	Retained earnings	comprehensive income (loss)	Total
Balance, December 31, 2004	5,338,489	$533,849	$199,705	$16,377,709	$89,283	$17,200,546
Stock options exercised	70,404	7,040	443,496	—	—	450,536
Purchase and retirement of common stock	(5,320)	(532)	(50,405)	—	—	(50,937)
Dividends declared ($0.285 per share)	—	—	—	(1,533,858)	—	(1,533,858)
Net income	—	—	—	2,915,269	—	2,915,269
Cumulative translation adjustment	—	—	—	—	(178,566)	(178,566)
Adjustment for unrealized loss on marketable equity securities	—	—	—	—	(4,372)	(4,372)

Comprehensive income						2,732,331

Balance, December 31, 2005	5,403,573	540,357	592,796	17,759,120	(93,655)	18,798,618
Stock options exercised	118,775	11,878	826,066	—	—	837,944
Purchase and retirement of common stock	(53,073)	(5,307)	(469,881)	—	—	(475,188)
Dividends declared ($0.30 per share)	—	—	—	(1,632,777)	—	(1,632,777)
Stock compensation expense	—	—	187,553	—		187,553
Tax benefit on stock plans	—	—	81,581	—	—	81,581
Net income	—	—		3,910,526	—	3,910,526
Cumulative translation adjustment	—	—	—	—	246,061	246,061
Adjustment for unrealized gain on marketable equity securities	—	—	—	—	5,655	5,655

Comprehensive income						4,162,242

Balance, December 31, 2006	5,469,275	546,928	1,218,115	20,036,869	158,061	21,959,973
Stock options exercised	58,776	5,877	455,497	—	—	461,374
Dividends declared ($0.315 per share)	—	—	—	(1,736,012)	—	(1,736,012)
Stock compensation expense	—	—	393,153	—	—	393,153
Tax benefit on stock plans	—	—	60,418	—	—	60,418
Net income	—	—	—	3,805,321	—	3,805,321
Cumulative translation adjustment	—	—	—	—	414,281	414,281
Adjustment for unrealized gain on marketable equity securities	—	—	—	—	26,759	26,759

Comprehensive income						4,246,361

Balance, December 31, 2007	5,528,051	$552,805	$2,127,183	$22,106,178	$599,101	$25,385,267

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$3,805,321	$3,910,526	$2,915,269
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from discontinued operations, net of tax	—	(22,225)	107,213
Share-based compensation expense	393,153	187,553	—
Loss (gain) on disposition of long-term assets	26,009	(147,457)	(23,408)
Depreciation and amortization	576,059	733,183	914,503
Deferred income taxes	116,696	23,228	(187,096)
Excess tax benefit from employee stock plans	(60,418)	(81,581)	—
Changes in operating assets and liabilities, net of divestitures in 2006 and 2005:
Trade accounts receivable	226,148	(149,279)	(63,932)
Other receivables	(18,182)	(41,033)	(80,144)
Inventories	(289,435)	331,593	(339,529)
Prepaid expenses	(82,246)	61,798	46,540
Accounts payable	(167,013)	142,671	(27,841)
Accrued compensation and vacation	(18,891)	276,279	(6,236)
Other accrued expenses	(19,674)	(126,826)	(65,708)
Accrued product warranties	(50,945)	(53,748)	(16,813)
Accrued income taxes	(202,180)	(87,864)	43,927

Net cash provided by operating activities	4,234,402	4,956,818	3,216,745

Cash flows from investing activities:
Purchases of marketable securities	(9,822,218)	(9,512,296)	(6,769,402)
Proceeds from sales or maturities of marketable securities	9,118,709	6,562,489	5,672,824
Cash paid for acquisitions	(574,568)	(433,339)	(549,257)
Proceeds from sale of subsidiary	—	478,721	—
Purchases of property, plant and equipment	(436,527)	(462,324)	(232,360)
Proceeds from sale of fixed assets	9,595	139,534	93,012
Purchases of patents and trademarks	(136,065)	(99,291)	(59,254)
Other	98,490	(6,871)	(21,334)

Net cash used in investing activities	(1,742,584)	(3,333,377)	(1,865,771)

Cash flows from financing activities:
Proceeds from the exercise of stock options	461,374	725,881	399,599
Purchases and retirement of common stock	—	(363,125)	—
Excess tax benefit from employee stock plans	60,418	81,581	—
Dividends paid	(1,703,965)	(1,627,849)	(1,502,284)

Net cash used in financing activities	(1,182,173)	(1,183,512)	(1,102,685)

Discontinued operations:
Net cash provided by operating activities	—	—	114,580
Net cash provided by investing activities	—	22,225	—

Net cash provided by discontinued operations	—	22,225	114,580

Effect of exchange rate changes on cash and cash equivalents	348,418	197,565	(122,425)
Net increase in cash and cash equivalents	1,658,063	659,719	240,444
Cash and cash equivalents:
Beginning of year	3,549,042	2,889,323	2,648,879

End of year	$5,207,105	$3,549,042	$2,889,323

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,208,601	$2,038,775	$1,419,415
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$442,244	$410,196	$405,268
Unrealized holding gain (loss) on available-for-sale securities	26,759	5,655	(4,372)
Noncash purchase and retirement of common stock	—	112,063	50,937
Noncash exercise of stock options	—	112,063	50,937

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies

        MOCON, Inc. (the Company) operates in a single industry segment: the developing, manufacturing and marketing of measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world. The following is a summary of the significant accounting policies used in the preparation of the Company's consolidated financial statements.

  (a)
  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  (b)
  Foreign Currency Translation

          The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of the Company's foreign subsidiary are translated to United States dollars at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income or loss in stockholders' equity. Gains and losses on foreign currency transactions are included in other income or loss.

  (c)
  Statements of Cash Flows

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          Cash equivalents consist of short-term investments which are readily convertible to cash.

  (d)
  Marketable Securities

          Marketable securities at December 31, 2007 and 2006 consist of United States government obligations, municipal bonds and certificates of deposit. The Company classifies its debt and marketable equity securities as available-for-sale.

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

December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

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

  (g)
  Goodwill, Other Intangible Assets and Software Development Costs

          Goodwill represents the excess of the purchase price over the fair value of assets acquired. Pursuant to the provisions of FASB Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

          The costs of software development, including significant product enhancements, incurred subsequent to establishing technological feasibility are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Costs incurred prior to establishment of technological feasibility are charged to research and development expense.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

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

  (k)
  Fair Value of Financial Instruments

          The Company's financial instruments are recorded in its Consolidated Balance Sheets. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair values of investments in marketable securities are based on quoted market prices and are summarized in Note 2.

  (l)
  Revenue Recognition

          The Company recognizes revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, the Company considers revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company's terms are F.O.B. shipping point with no right of return, and customer acceptance of its products is not required. The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. The Company does not have distributors who stock its equipment. The Company does not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

          Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts, in accordance with FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

          Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. The elements of the Company's sales transactions are clearly and separately stated and sufficient evidence of their fair value exists to separately account for the elements.

  (m)
  Advertising Costs

          The Company incurs advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was approximately $353,000, $458,000 and $480,000 in 2007, 2006 and 2005, respectively.

  (n)
  Research and Development Costs

          The Company complies with SFAS No. 2, Accounting for Research and Development Costs. Research and development expenditures relate to hardware and software development and enhancements to existing products. All such costs are expensed as incurred.

  (o)
  Net Income Per Common Share

          Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and dilutive potential common shares outstanding during the year.

  (p)
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

          The Company implemented the provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective method, and therefore has not restated prior periods' results. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Under the provisions of SFAS 123(R), the company

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

  recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with APB 25 to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense was recognized relating to stock-based awards prior to January 1, 2006. Results of operations for periods prior to 2006 have not been restated to reflect recognition of stock-based compensation expense.

  (q)
  Recently Issued Accounting Pronouncements

          In September 2006, the FASB issued SFAS 157, Fair Value Measurement (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for the Company beginning in 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position, results of operations or cash flows.

          In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115 (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company beginning in 2008. The Company currently does not expect the adoption of SFAS 159 to have a material impact on its financial position, results of operations or cash flows.

          In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141(R). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for the Company beginning in 2009. The Company is currently assessing the impact of SFAS 141(R) on its consolidated financial statements.

          In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for the Company beginning in 2009. The Company currently does not have any subsidiaries in which it

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(1) Summary of Significant Accounting Policies (Continued)

  holds a noncontrolling interest and, therefore, believes this pronouncement will have no impact on its consolidated financial statements.

          In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC's views discussed in Staff Accounting Bulletin 107 (SAB 107) and extend the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for the Company beginning January 1, 2008. The Company currently does not expect the adoption of SAB 110 to have a material impact on its financial position, results of operations or cash flows.

          In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS 157, Fair Value Measurements. FSP FAS 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See SFAS 157 discussion above.

  (r)
  Prior Period Revisions

          Certain prior period amounts in the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2006 have been revised to conform to the current period presentation. Net cash provided by operating activities previously reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2005, has increased by $223,432 to $3,216,745, and net cash used in investing activities has increased by $223,432 to $1,865,771. Net cash provided by operating activities previously reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2006, has decreased by $21,379 to $4,956,818, and net cash used in investing activities has decreased by $21,379 to $3,333,377. These revisions have been made to correct errors in the classification of certain annual earnout payments made in 2005 and 2006 in connection with an acquisition completed in January 2004. The amounts were previously reported as a component of cash flow from operations rather than cash flow from investing activities. These corrections have no effect on the Consolidated Balance Sheets or Consolidated Statements of Income for any prior periods involved.

          In addition, the following changes in the Consolidated Statements of Income for the years ended December 31, 2005 and 2006 were made. Other income was reduced by $45,522 for the year ended December 31, 2005, and reclassified as a reduction to selling, general and administrative expenses by the same amount. Other income was reduced by $153,382 for the year ended December 31, 2006, and reclassified as a reduction to selling, general and administrative expenses of $140,695 and a reduction in cost of sales (products) of $12,687. These reclassifications were due to the improper recording of the gains realized from the sale of a subsidiary and certain fixed assets, and had no impact on net income.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(2) Marketable Securities

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type at December 31, 2007 and 2006 were as follows:

	2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available for sale:
Municipal bonds	$9,177,519	$26,248	$(991)	$9,202,776
Certificates of deposit	614,974	26	—	615,000

	$9,792,493	$26,274	$(991)	$9,817,776

	2006
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available for sale:
Municipal bonds	$4,115,512	$437	$(1,851)	$4,114,098
Certificates of deposit	4,773,472	119	(81)	4,773,510
Government bonds	200,000	—	(100)	199,900

	$9,088,984	$556	$(2,032)	$9,087,508

        There were no gross realized gains or losses for the years ended December 31, 2007, 2006 and 2005.

        Maturities of investment securities classified as available-for-sale were as follows at December 31, 2007 and 2006:

	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due within one year	$7,014,458	$7,028,812	$8,711,746	$8,710,390
Due after one year	2,778,035	2,788,964	377,238	377,118

	$9,792,493	$9,817,776	$9,088,984	$9,087,508

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(3) Inventories

        The major components of inventories at December 31, 2007 and 2006 were as follows:

	2007	2006
Finished products	$687,979	$526,918
Work-in-process	1,391,620	1,261,119
Raw materials	1,885,847	1,831,607

	$3,965,446	$3,619,644

(4) Property, Plant and Equipment

        Property, plant and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006	Estimated useful lives
Land	$200,000	$200,000	—
Buildings	445,833	445,833	27 years
Machinery and equipment	3,289,146	3,427,430	3 to 10 years
Office equipment	1,021,117	1,116,501	2 to 15 years
Leasehold improvements	655,153	655,254	1 to 5 years
Vehicles	262,449	208,662	3 to 5 years

Total property, plant and equipment	5,873,698	6,053,680
Less accumulated depreciation	(4,290,311)	(4,496,696)

Net property, plant and equipment	$1,583,387	$1,556,984

        Depreciation and amortization of property, plant and equipment charged to income was $420,606, $397,017 and $486,495 for the years ended December 31, 2007, 2006 and 2005, respectively.

(5) Goodwill and Other Intangible Assets

  Goodwill

        As of December 31, 2007 and 2006, goodwill amounted to $3,096,317, which includes the addition in 2006 of $454,718 for an earnout payment related to the acquisition of Paul Lippke Handels-GmbH. The Company completed its annual impairment tests during the fourth quarters of 2007 and 2006 and determined there was no impairment.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(5) Goodwill and Other Intangible Assets (Continued)

  Other Intangible Assets

        Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2007
	Carrying Amount	Accumulated Amortization	Net
Patents	$790,269	$(328,883)	$461,386
Trademarks and trade names	418,101	(306,812)	111,289
Technology rights	184,008	(184,008)	—
Other intangibles	698,596	(698,596)	—

	$2,090,974	$(1,518,299)	$572,675

	As of December 31, 2006
	Carrying Amount	Accumulated Amortization	Net
Patents	$710,549	$(289,430)	$421,119
Trademarks and trade names	397,338	(233,993)	163,345
Technology rights	184,008	(173,055)	10,953
Other intangibles	698,596	(669,096)	29,500

	$1,990,491	$(1,365,574)	$624,917

        Amortization expense was $155,453, $276,717 and $292,486 in 2007, 2006 and 2005, respectively.

        Estimated amortization expense for the fiscal years 2008 to 2012 and thereafter is $110,319, $41,896, $34,368, $20,786, $15,886 and $83,772, respectively.

(6) Warranty

        The Company provides a warranty for most of its products. Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs, at the Company location. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer's directions are excluded from warranty coverage.

        Warranty expense is accrued at the time of sale based on historical claims experience. Warranty reserves are also accrued for special rework campaigns for known major product modifications. The Company also offers extended warranty service contracts for select products when the factory warranty period expires.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(6) Warranty (Continued)

        Warranty provisions and claims for the years ended December 31, 2007, 2006 and 2005 were as follows:

Description	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at End of Year
Year ended December 31, 2005:
Allowance for product warranties	$352,634	318,635	344,254	327,015
Year ended December 31, 2006:
Allowance for product warranties	$327,015	266,706	346,984	246,737
Year ended December 31, 2007:
Allowance for product warranties	$246,737	354,383	399,747	201,373

(7) Commitments and Contingencies

  (a)
  Leases

          The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through June 2010 and require the Company to pay operating costs, including real estate taxes. The Company is committed to the signing of a long term lease in 2008 for a new facility which is being constructed in Germany. The lease signing is contingent upon the facility being completed on a timely basis and meeting the Company's specifications.

          Rental expense, including charges for operating costs, was $421,840, $386,077 and $382,765 in 2007, 2006 and 2005, respectively.

          The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2007:

Year Ending December 31:
2008	$371,745
2009	309,367
2010	145,203
2011	—
2012 and thereafter	—

$826,315

  (b)
  Executive Severance Agreements

          The Company is a party to a severance agreement with four of its executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive's current annual salary depending on the reason for termination.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(7) Commitments and Contingencies (Continued)

  (c)
  Inventory Purchase Obligations

          At December 31, 2007, the Company had approximately $1.8 million of purchase order commitments to suppliers of the Company for delivery of inventory primarily during 2008.

(8) Income Taxes

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007, and upon adoption did not need to recognize an adjustment in the previously recorded liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$199,000
Additions based on tax positions related to the current year	21,000

Balance at December 31, 2007	$220,000

        Included in the balance of total unrecognized tax benefits at December 31, 2007 are potential benefits of $157,000 that if recognized would affect the effective tax rate on income from continuing operations. The difference between this amount and the corresponding amount of gross unrecognized tax benefits related primarily to the deferred federal benefit for state income tax related amounts.

        The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $90,000 and $55,000 on a gross basis, at January 1, 2007 and December 31, 2007, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, and Germany. With limited exceptions, the Company is no longer subject to income tax examinations by taxing authorities for taxable years before 2004.

        Income from continuing operations before income taxes was as follows:

	2007	2006	2005
Income before income taxes:
Domestic	$4,580,000	$4,288,000	$3,283,000
Foreign	1,338,000	1,569,000	1,074,000

Total	$5,918,000	$5,857,000	$4,357,000

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(8) Income Taxes (Continued)

        The provision (benefit) for income taxes consists of the following:

	2007	2006	2005
Current tax expense:
Federal	$1,383,000	$1,131,000	$909,000
State	178,000	137,000	147,000
Foreign	570,000	677,000	466,000

Total current expense	2,131,000	1,945,000	1,522,000

Deferred tax expense:
Federal	33,000	86,000	(124,000)
State	4,000	10,000	(10,000)
Foreign	(55,000)	(73,000)	(53,000)

Total deferred expense (benefit)	(18,000)	23,000	(187,000)

Provision for income taxes	$2,113,000	$1,968,000	$1,335,000

        The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income for years ended December 31,
	2007	2006	2005
Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	2.0	1.7	2.0
Sale of stock of subsidiary	—	(4.3)	—
Change in valuation allowance	—	4.1	—
Export incentives	—	(1.4)	(2.1)
Domestic manufacturing deduction	(1.7)	(0.6)	(0.8)
Effect of foreign operations	1.0	1.2	1.1
Tax-exempt interest	(0.9)	(0.4)	(0.4)
Reduction of tax contingency accrual	—	(0.9)	(3.6)
Stock option compensation	1.4	0.9	—
Other	(0.1)	(0.7)	0.4

Effective income tax rate	35.7%	33.6%	30.6%

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(8) Income Taxes (Continued)

        The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$41,000	$61,000
Inventory items	219,000	240,000
Reserves and accruals	246,000	205,000
Capital loss carryforward	324,000	324,000
Intangibles	—	63,000
Other	85,000	—

Subtotal	915,000	893,000
Less: Valuation allowance	(324,000)	(324,000)

Total deferred tax assets	591,000	569,000

Deferred tax liabilities:
Fixed assets	(20,000)	(140,000)
Other	(26,000)	(61,000)

Total deferred tax liabilities	(46,000)	(201,000)

Net deferred tax asset	$545,000	$368,000

        As of December 31, 2007, the Company has determined that establishing a valuation allowance for the deferred tax assets is required since it is more likely than not that the tax benefit of $324,000 from the capital loss carryforward related to the sale of Lab Connections will not be realized through future taxable income. However, the Company believes it is more likely than not that the remainder of its deferred tax assets at December 31, 2007 will be realized either through future taxable income or net operating loss carry-backs.

        As of December 31, 2007, there were approximately $3,600,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be partially offset by available foreign tax credits.

(9) Stock-Based Compensation

        As of December 31, 2007, the Company has reserved 313,300 shares of common stock for options and other stock-based incentive awards that are still available for grant under the Company's 2006 stock incentive plan, and 856,437 shares for options that have been granted under either the Company's 2006 stock incentive plan, 1998 stock option plan or 1992 stock option plan but have not yet been exercised.

        Under the Company's stock-based incentive plans, option exercise prices are 100% of the market value of the common stock at the date of grant, except for incentive options granted under the 1992,

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(9) Stock-Based Compensation (Continued)

1998 and 2006 plans to persons owning more than 10% of the Company's stock, in which case the option price is 110% of the market value, and nonqualified options granted under the 1992, 1998 and 2006 plans, which may be granted at option prices no less than 25% of the market value. Exercise periods are generally for seven to ten years. Certain of the plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, the Company may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to capital in excess of par value.

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

        The Company adopted the modified prospective transition method of applying SFAS 123(R) which required the application of the standard as of January 1, 2006. As a result, as of December 31, 2006, the Company's results of operations reflected compensation expense for new stock options granted and vested during 2006 and the unvested portion of previous stock option grants that became vested during the year ended 2006. The Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Therefore, the results for 2006 and 2007 are not directly comparable to the prior periods.

        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in the Company's Consolidated Statements of Income for 2006 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006. This compensation expense is based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Consolidated Statements of Income for 2006 and 2007 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(9) Stock-Based Compensation (Continued)

share-based compensation been determined consistent with SFAS 123(R), net income and net income per share would have been adjusted to the following pro forma amounts:

Year Ended December 31, 2005
Net income—as reported	$2,915,269
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(141,097)

Net income—pro forma	$2,774,172

Net income per common share—as reported:
Basic	$0.54
Diluted	$0.53
Net income per common share—pro forma:
Basic	$0.52
Diluted	$0.50

        Share-based compensation expense recognized in the consolidated financial statements under SFAS 123(R) for 2007 and 2006 was as shown below:

	Year Ended December 31,
	2007	2006
Total cost of share-based compensation	$393,153	$187,553
Amount capitalized in inventory and property and equipment	—	—

Amounts charged against income, before income taxes	393,153	187,553
Amount of income tax benefit recognized in earnings	(53,543)	(13,515)

Amount charged against net income	$339,610	$174,038

        Share-based compensation expense was reflected in the statements of income for the years 2007 and 2006 as follows:

	Year Ended December 31,
	2007	2006
Cost of sales	$59,087	$56,297
Selling, general and administrative expenses	276,161	107,150
Research and development expenses	57,905	24,106

Amounts charged against income, before income taxes	393,153	187,553
Tax benefit recognized in earnings	(53,543)	(13,515)

Amount charged against net income	$339,610	$174,038

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). The Company uses historical data to estimate the expected price

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(9) Stock-Based Compensation (Continued)

volatility, expected option life and expected forfeiture rate. The Company based its estimate of expected volatility for awards granted in 2006 and 2007 on daily historical trading data of its common stock for a period equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company estimated the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a ten-year contractual term. Forfeitures were based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during 2007, 2006 and 2005 using the Black-Scholes model:

	2007	2006	2005
Dividend yield	2.6%	3.1%	3.0%
Expected volatility	34%	37%	31%
Risk-free interest rate	4.0%	4.6%	4.0%
Expected lives (in years)	5.4	5.2	7.9

        Information regarding the Company's stock option plans for 2007, 2006 and 2005 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2004	838,439	7.46
Granted	106,200	8.91
Exercised	(70,404)	6.40
Canceled or expired	(23,786)	8.43

Options outstanding, December 31, 2005	850,449	7.70	6.7
Granted	154,200	12.00	10.0
Exercised	(118,775)	7.05
Canceled or expired	(31,999)	9.09

Options outstanding, December 31, 2006	853,875	8.52	6.6	$3,359,907
Granted	95,850	10.95	7.0
Exercised	(58,776)	7.85
Canceled or expired	(34,512)	11.26

Options outstanding, December 31, 2007	856,437	8.73	5.4	$2,061,171

Options exercisable, December 31, 2007	670,895	8.13	5.0	$1,989,080

        The weighted average grant date fair value based on the Black-Scholes model for options granted in 2006 and 2007 was $3.34 and $3.02, respectively. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was $216,882, $290,942 and $220,836 during the years ended December 31, 2007, 2006 and 2005, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(9) Stock-Based Compensation (Continued)

        A summary of the status of the Company's unvested option shares as of December 31, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	235,209	$2.95
Options granted	95,850	3.02
Options cancelled	(15,787)	2.91
Options vested	(129,730)	3.04

Unvested at December 31, 2007	185,542	$2.93

        As of December 31, 2007, there was $542,868 of total unrecognized compensation cost related to unvested share-based compensation granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of option shares vested during the years 2007 and 2006 was $394,818 and $187,576, respectively.

(10) Other Income

        Other income, net for 2007, 2006 and 2005 was as follows:

	Years Ended December 31,
	2007	2006	2005
Interest income on short-term investments	$565,441	$412,882	$209,217
Foreign currency exchange gain (loss)	1,165	(19,152)	80,691
Other	13,668	2,485	2,717

Total other income	$580,274	$396,215	$292,625

(11) Stockholders' Equity

        On November 5, 2005 the Company's board of directors authorized the repurchase of up to $2,000,000 in shares of the Company's common stock. As of December 31, 2007, there was $1,636,875 remaining in this authorization.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(12) Net Income per Common Share

        The following table presents a reconciliation of the denominators used in the computation of net income per common share—basic and net income per common share—diluted for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Weighted shares of common stock outstanding—basic	5,500,767	5,429,511	5,370,335
Weighted shares of common stock assumed upon exercise of stock options	181,795	95,972	163,945

Weighted shares of common stock outstanding—diluted	5,682,562	5,525,483	5,534,280

        Outstanding stock options totaling 140,850, 179,200 and 150,020 at December 31, 2007, 2006 and 2005, have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive.

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

        The following table summarizes total sales by product line for 2007, 2006 and 2005 respectively:

	Years Ended December 31,
	2007	2006	2005
Permeation products and services	$14,428,823	$14,604,579	$13,711,970
Gas, headspace and other analyzer products	11,478,501	10,072,101	8,875,847
Other instruments and services	1,489,258	1,613,295	1,993,783

Total sales	$27,396,582	$26,289,975	$24,581,600

        The following table summarizes total sales, based upon the country to which sales to external customers were made for fiscal years 2007, 2006 and 2005. All of the Company's tangible long-lived

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(13) Product Line, Geographical and Significant Customer Information (Continued)

assets are located in the United States, except for an insignificant amount of property and equipment in Germany and China.

	Years Ended December 31,
	2007	2006	2005
Domestic sales	$13,160,268	$11,924,805	$12,294,985
Foreign sales:
Europe	6,595,075	7,360,019	5,802,034
Asia	5,309,901	4,842,523	5,093,417
Other	2,331,338	2,162,628	1,391,164

Total foreign sales	14,236,314	14,365,170	12,286,615

Total sales	$27,396,582	$26,289,975	$24,581,600

        The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 6%, 6% and 8% in 2007, 2006 and 2005, respectively.

        No single customer accounted for 10% or more of the Company's consolidated revenues in any of the fiscal years ended December 31, 2007, 2006 and 2005.

(14) Savings and Retirement Plan

        The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company's contributions to this plan in 2007, 2006 and 2005 were $85,145, $77,915 and $78,265, respectively.

(15) Discontinued Operations

        In July 2005, the Company sold substantially all of the assets used in its discontinued Vaculok product line. As previously reported in the first quarter 2005, the decision had been made to cease production of Vaculok vacuum insulated panels and exit the product line.

        Pursuant to the sale agreement, the Company received an up-front payment of $125,000, along with the right to receive additional amounts upon the occurrence of certain post-closing events. As a result of the sale, the Company recognized a pre-tax gain on disposal of approximately $69,000. When combined with additional operating expenses, this produced a pre-tax loss of approximately $169,000 for 2005 which is reported as discontinued operations in the Consolidated Statements of Income. After tax, the total loss recognized from discontinued operations was approximately $107,000. The Company received an additional payment of $35,000 (approximately $22,000 after-tax) in 2006 related to the sale which is shown as a gain from discontinued operations on the Consolidated Statements of Income.

(16) Sale of Subsidiary

        In February 2006, the Company sold all of the outstanding capital stock of Lab Connections, Inc. (LCI). Pursuant to the sale agreement, the Company received a cash payment of approximately

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

(16) Sale of Subsidiary (Continued)

$517,000 in exchange for all the outstanding shares of LCI. As a result of the sale, the Company recognized an after-tax gain of approximately $92,000 in the first quarter ended March 31, 2006. As a result of the sale, the Company entered into a manufacturing agreement with the purchaser to be the exclusive supplier of sample preparation products previously made and sold by LCI.

        Sales of sample preparation products were approximately $156,000, $47,000 and $505,000 for 2007, 2006 and 2005, respectively.

MOCON, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Exhibit No.	Exhibit	Method of Filing
3.1	Restated Articles of Incorporation of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-09273)
3.2	Third Restated Bylaws of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 20, 2007 (File No. 000-09273)
10.1	Office/Warehouse Lease, dated July 29, 1994, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-09273)
10.2	Lease Notification and Extension Agreement, dated June 6, 1997, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-09273)
10.3	Second Lease Notification and Extension Agreement, dated November 17, 1999, by and between MOCON, Inc. and Boone Associates LLC	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-09273)
10.4	MOCON, Inc. 1992 Stock Option Plan	Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 000-09273)
10.5	MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)
10.6	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)

10.7	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.8	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.9	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.10	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.11	Form of Executive Severance Agreement	Filed herewith
10.12	2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-09273)
10.13	Share Purchase Agreement, dated as of December 19, 2003 by and between Ahlström Capital Oy and MOCON, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 29, 2004 (File No. 000-09273)
10.14	Transfer Deed dated as of January 29, 2004 by and between Ahlström Capital Oy and MOCON, Inc.	Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on January 29, 2004 (File No. 000-09273)
10.15	Stock Purchase Agreement, dated February 27, 2006, by and among Leap Technologies, Lab Connections, Inc. and MOCON, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2006 (File No. 000-09273)
10.16	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)

10.17	Description of Non-Employee Director Compensation Arrangements	Filed herewith
10.18	Description of Executive Officer Compensation Arrangements	Filed herewith
21.1	Subsidiaries of MOCON, Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Filed herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Filed herewith

Financial Statement Schedule:

II—Valuation and Qualifying Accounts

        All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2005:
Allowance for doubtful accounts and sales returns	$222,040	30,668	60,262	192,446
Year ended December 31, 2006:
Allowance for doubtful accounts and sales returns	$192,446	132,570	145,155	179,861
Year ended December 31, 2007:
Allowance for doubtful accounts and sales returns	$179,861	23,209	77,273	125,797

S-1

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAl CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A(T). CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm
SIGNATURES
MOCON, INC. AND SUBSIDIARIES Consolidated Financial Statements December 31, 2007, 2006 and 2005
Report of Independent Registered Public Accounting Firm
MOCON, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2007 and 2006
MOCON, INC. AND SUBSIDIARIES Consolidated Statements of Income Years ended December 31, 2007, 2006 and 2005
MOCON, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity and Comprehensive Income Years ended December 31, 2007, 2006 and 2005
MOCON, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2007, 2006 and 2005
MOCON, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007, 2006 and 2005
MOCON, INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007