Form 10-Q
period 2008-03-31
MOCON INC
filed 2008-05-15
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2008

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer (do not check if a smaller reporting company) ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

5,543,520 Common Shares were outstanding as of April 30, 2008.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2008

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,445,165	$5,207,105
Marketable securities, current	7,001,832	7,028,812
Trade accounts receivable, less allowance for doubtful accounts of $103,416 in 2008 and $125,797 in 2007	4,509,430	4,291,224
Other receivables	209,454	186,273
Inventories	4,043,883	3,965,446
Prepaid expenses	438,149	335,104
Deferred income taxes	306,977	291,943
Total current assets	21,954,890	21,305,907

Marketable securities, noncurrent	3,251,304	2,788,964
Property, plant and equipment, net of accumulated depreciation of $4,422,541 in 2008 and $4,290,311 in 2007	1,570,272	1,583,387

Other assets:
Goodwill	3,096,317	3,096,317
Technology rights and other intangibles, net	570,136	572,675
Deferred income taxes	259,178	252,729
Other	74,423	73,518
Total other assets	4,000,054	3,995,239

TOTAL ASSETS	$30,776,520	$29,673,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,960,413	$1,591,306
Accrued compensation and vacation	1,117,704	1,340,500
Other accrued expenses	276,472	304,750
Accrued product warranties	203,310	201,373
Accrued income taxes	84,884	68,670
Dividends payable	443,296	442,244
Total current liabilities	4,086,079	3,948,843

Obligations to former employees	64,778	60,387
Accrued income taxes	276,900	279,000
Total noncurrent liabilities	341,678	339,387

Total liabilities	4,427,757	4,288,230

Stockholders’ equity:
Capital stock — undesignated — authorized 3,000,000 shares	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,541,195 shares in 2008 and 5,528,051 shares in 2007	554,120	552,805
Capital in excess of par value	2,315,468	2,127,183
Retained earnings	22,548,381	22,106,178
Accumulated other comprehensive income	930,794	599,101
Total stockholders’ equity	26,348,763	25,385,267

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,776,520	$29,673,497

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Sales:
Products	$7,102,453	$6,487,171
Consulting services	359,981	389,378
Total sales	7,462,434	6,876,549

Cost of sales:
Products	2,919,612	2,677,641
Consulting services	234,303	258,533
Total cost of sales	3,153,915	2,936,174

Gross profit	4,308,519	3,940,375

Selling, general and administrative expenses	2,582,634	2,228,887

Research and development expenses	543,951	535,520

Operating income	1,181,934	1,175,968

Other income	131,693	127,383

Income from operations before income taxes	1,313,627	1,303,351

Income taxes	428,000	470,000

Net income	$885,627	$833,351

Net income per common share:
Basic	$0.16	$0.15
Diluted	$0.16	$0.15

Weighted average common shares outstanding:
Basic	5,532,432	5,473,018
Diluted	5,668,573	5,697,248

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$885,627	$833,351
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	77,639	101,430
Loss on disposition of long-term assets	13,500	6,101
Depreciation and amortization	137,045	146,856
Deferred income taxes	(8,549)	(12,171)
Excess tax benefit from employee stock plans	(5,667)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(285,839)	(300,677)
Other receivables	(19,624)	(4,573)
Inventories	(39,532)	129,124
Prepaid expenses	(115,569)	4,305
Accounts payable	470,389	(343,328)
Accrued compensation and vacation	(244,034)	(277,247)
Other accrued expenses	(30,593)	27,915
Accrued product warranties	(740)	(14,250)
Accrued income taxes	17,285	321,956
Net cash provided by operating activities	851,338	618,792

Cash flows from investing activities:
Purchases of marketable securities	(2,136,836)	(1,741,656)
Proceeds from sales or maturities of marketable securities	1,701,475	2,039,919
Cash paid for acquisitions	—	(574,568)
Purchases of property and equipment	(82,325)	(91,026)
Purchases of patents and trademarks	(39,019)	(24,004)
Other	(905)	(1,718)
Net cash used in investing activities	(557,610)	(393,053)

Cash flows from financing activities:
Proceeds from the exercise of stock options	106,295	87,039
Excess tax benefit from employee stock plans	5,667	—
Dividends paid	(442,372)	(410,196)
Net cash used in financing activities	(330,410)	(323,157)

Effect of exchange rate changes on cash	274,742	27,996

Net increase (decrease) in cash and cash equivalents	238,060	(69,422)

Cash and cash equivalents:
Beginning of period	5,207,105	3,549,042
End of period	$5,445,165	$3,479,620

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$196,891	$160,216

Supplemental schedule of noncash investing and financing activities:
Unrealized holding loss on available-for-sale securities	$—	$(1,032)
Dividends accrued	$443,296	$411,038

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Consolidated Financial Statements

The consolidated balance sheet as of March 31, 2008, and the consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008, and for all periods presented, have been made.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

We operate in a single industry segment: the developing, manufacturing, and marketing of measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement (SFAS 157).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value.  This statement became effective for us beginning in 2008.  The effective date for this statement for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring bases, has been delayed by one year.  We adopted the provisions of SFAS 157 related to financial assets and financial liabilities on January 1, 2008.  The partial adoption of this statement did not have an  impact on our consolidated financial statements.  It is expected that the remaining provisions of this statement will not have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No.157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-1 removes leasing from the scope of SFAS 157, Fair Value Measurements.  FSP FAS 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  See SFAS 157 discussion above.  Adoption of FSP FAS 157-1 did not have an effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 (SFAS 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 was effective for us beginning in 2008 and was to be applied prospectively.  As we did not elect to measure existing assets and liabilities at fair value, the adoption of this statement did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)).  SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations.  SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date.  SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition.  SFAS 141(R) is effective for us beginning in 2009.  We are currently evaluating the impact SFAS 141 (R) will have on any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  SFAS 160 is effective for us beginning in 2009.  We currently do not have any subsidiaries in which we hold a noncontrolling interest and, therefore, we believe this pronouncement will have no impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), an amendment of SFAS No. 133.  SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  The intent is to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet those objectives, the Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for us beginning in 2009.  We currently have no derivative instruments or hedging activities but will assess the impact of SFAS 161 if and when we engage in these types of transactions.

Note 2 — Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Finished products	$657,135	$687,979
Work-in-process	1,308,734	1,391,620
Raw materials	2,078,014	1,885,847
	$4,043,883	$3,965,446

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Weighted shares of common stock outstanding — basic	5,532,432	5,473,018
Weighted shares of common stock assumed upon exercise of stock options	136,141	224,230
Weighted shares of common stock outstanding — diluted	5,668,573	5,697,248

Note 4 — Goodwill and Intangible Assets

As of both March 31, 2008 and December 31, 2007, unamortized goodwill totaled $3,096,317.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2008
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$804,850	$(338,906)	$465,944	10 to 17 years
Trademarks and trade names	429,038	(324,846)	104,192	5 to 17 years
	$1,233,888	$(663,752)	$570,136

	As of December 31, 2007
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$790,269	$(328,883)	$461,386	10 to 17 years
Trademarks and trade names	418,101	(306,812)	111,289	5 to 17 years
	$1,208,370	$(635,695)	$572,675

Total amortization expense for the three-month periods ended March 31, 2008 and 2007 was $28,058 and $42,362, respectively.  Estimated amortization expense for the remainder of 2008 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of March 31, 2008 is as follows:

Estimated Expense
2008	$84,364
2009	$45,868
2010	$38,446
2011	$25,190
2012	$21,541
2013 and thereafter	$18,534

Note 5 — Marketable Securities

As of January 1, 2008, the method of accounting for our marketable securities was changed from available-for-sale to held-to-maturity. This change was made due to our positive intent and ability to hold these securities until maturity or the call date as the case may be.  Currently, all of our marketable securities mature within two years.  Under the prior method, these securities were recorded at fair value and the unrealized holding gains and losses were excluded from income and reported as a separate component of stockholders’ equity until realized.  Held-to-maturity securities are measured at amortized cost and are adjusted for the amortization or accretion of premiums or discounts.  For the debt securities that were outstanding at December 31, 2007, there was approximately $25,000 of unrealized gain  that was recorded in stockholders’ equity.  This amount will be amortized as interest income over the remaining life of the securities.  At March 31, 2008 and 2007, the net cumulative unrealized gain (loss) was $25,282 and ($2,509), respectively.

Note 6 — Comprehensive Income

Other comprehensive income pertains to net unrealized gains and losses on marketable securities and foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.  For 2008, there was no unrealized gain or loss on marketable securities recorded due to the change in accounting for these securities as explained in Note 5 above.

	Three Months Ended March 31,
	2008	2007
Net income	$885,627	$833,351
Foreign currency translation adjustment	331,693	31,312
Net unrealized loss on marketable securities	—	(1,032)
Comprehensive income	$1,217,320	$863,631

Note 7 — Warranty

We provide a warranty for most of our products.  Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs, at our location.  Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions are excluded from warranty coverage.

Warranty expense is accrued at the time of sale based on historical claims experience.  Warranty reserves are also accrued for special rework campaigns for known major product modifications.  We also offer extended warranty service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Beginning balance	$201,373	$246,737
Warranty provisions	72,964	34,326
Warranty claims	(71,027)	(47,784)
Ending balance	$203,310	$233,279

Note 8 — Income Taxes

The Company adopted the provisions of FASB  Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As of December 31, 2007, the liability for gross unrecognized tax benefits was $220,000, which included potential benefits of $157,000 that if recognized would affect the effective tax rate on income from continuing operations.  During the three months ended March 31, 2008, there were no significant changes to the total gross unrecognized tax benefits.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next nine months.

MOCON, Inc. or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, several state jurisdictions, and Germany.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2004.

Note 9 — Share-Based Compensation

As of March 31, 2008, we have reserved 316,450 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 832,063 shares for options that have been granted under either the 2006 stock incentive plan, the 1998 stock option plan or the 1992 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first quarter of 2008.

Amounts recognized in the consolidated financial statements related to share-based compensation are as follows:

	Three Months Ended March 31,
	2008	2007
Total cost of share-based compensation	$77,639	$101,430
Amount capitalized in inventory and property and equipment	—	—
Amounts charged against income, before income taxes	77,639	101,430
Amount of income tax benefit recognized in earnings	(12,552)	(13,126)
Amount charged against net income	$65,087	$88,304

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

A summary of the option activity for the first three months of 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	856,437	$8.73	5.4	$2,061,171
Options granted	—	—	—
Options cancelled	(4,837)	$10.81	—
Options expired	(6,393)	$11.05	—
Options exercised	(13,144)	$8.09	—
Outstanding at March 31, 2008	832,063	$8.71	5.2	$2,162,095

Exercisable at March 31, 2008	659,333	$8.14	4.8	$2,068,051

The total intrinsic value of options exercised was $37,235 and $53,720 during the three-month periods ended March 31, 2008 and 2007, respectively.

A summary of the status of our unvested option shares as of March 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	185,542	$2.93
Options granted	—	—
Options cancelled	(4,437)	$2.79
Options vested	(8,375)	$3.21
Unvested at March 31, 2008	172,730	$2.92

As of March 31, 2008, there was $503,590 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value of option shares vested during the three-month periods ended March 31, 2008 and 2007 was $26,884 and $41,528, respectively.

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

We have three primary operating locations in the United States — Minnesota, Colorado and Texas — and foreign offices in Germany and China.  We use a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany and China and use a network of independent sales representatives to market and service our products and services in other foreign countries.

Historically, a significant portion of our revenues have come from international customers.  In this regard, we acquired our subsidiary in Germany in 2004 to solidify our presence and opportunities in Europe.  Similarly, in 2007, we opened our office in Shanghai, China, to better serve our Asian customers.

Our current plans for growth include substantial funding for research and development to foster new product development together with strategic acquisitions where appropriate.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Sales	100.0	100.0
Cost of sales	42.3	42.7
Gross profit	57.7	57.3
Selling, general and administrative expenses	34.6	32.4
Research and development expenses	7.3	7.8
Operating income	15.8	17.1
Other income	1.8	1.8
Income before income taxes	17.6	18.9
Income taxes	5.7	6.8
Net income	11.9	12.1

Comparison of Financial Results for the Three-Month Periods Ended March 31, 2008 and 2007

Sales

Sales for the three-month period ended March 31, 2008 were $7,462,434, up 9% compared to $6,876,549 for the same period in 2007.  On a product line basis, this increase was primarily the result of increased sales of our permeation products and services, which was evident in both our domestic and foreign markets. On a geographical basis, sales increased 9% in our domestic markets and 8% in our foreign markets.  Approximately 38% of the total sales increase was due to foreign currency rate changes.  There were no significant price increases or decreases during the first quarter 2008, compared to the same period in 2007.

The following table summarizes total sales by product line for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Permeation products and services	$3,934,053	$3,459,165
Gas, headspace, and other analyzer products and services	3,029,078	3,072,014
Other instruments and services	499,303	345,370
Total sales	$7,462,434	$6,876,549

The following table sets forth the relationship between various components of domestic and foreign sales for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Domestic sales	$3,492,931	$3,195,933
Foreign sales:
Europe	1,982,901	1,294,827
Asia	1,433,195	1,706,000
Other	553,407	679,789
Total foreign sales	3,969,503	3,680,616
Total sales	$7,462,434	$6,876,549

Permeation Products and Services — Sales of our permeation products and services, which accounted for approximately 53% and 50% of our consolidated first quarter sales in 2008 and 2007, respectively, increased 14% during the first quarter 2008 compared to the same period in 2007.  This increase, which was both in our domestic and foreign markets, was due primarily to increased demand for instruments and testing services.  International sales of permeation products and services accounted for 67% of the total sales of this product group in the first quarter 2008.

Gas, Headspace, and Other Analyzer Products and Services — Sales of our gas, headspace, and other analyzer products and services, which accounted for 40% and 45% of our consolidated first quarter sales in 2008 and 2007, respectively, decreased 1% during the first quarter 2008 compared to the same period in 2007.  Within this group, sales of our gas analyzer products through our Baseline subsidiary decreased 3% due to a drop in instrument sales (i.e. gas chromatographs and total hydrocarbon analyzers), which was partially offset by an increase in sales of sensors and detectors (i.e. piD-TECH® sensors and FID detectors).

Sales of our packaging products, which include headspace analyzers and leak detection equipment, were consistent between the first quarter 2008 and the same quarter in 2007.  While we experienced an increase in foreign orders for leak detection equipment (primarily in Europe), this was offset by a reduction in domestic orders, as well as a decrease in shipments of headspace analyzers across both foreign and domestic markets.

Sales of our weighing and pharmaceutical products were also consistent between the first quarters of 2008 and 2007.  Our weighing and pharmaceutical products group consists of a relatively fewer number of higher priced products compared to our other product groups and will typically experience significant fluctuations in demand.

Other Instruments and Services — Sales in our other instruments and services category, which accounted for 7% and 5% of our consolidated sales in the first quarters 2008 and 2007, respectively, increased 45% in the first quarter 2008, compared to the same period in 2007.  The increase was primarily due to higher sales of sample preparation products which we manufacture under an exclusive contract, and also the sales of non-MOCON products by our German subsidiary.

On a geographical basis, domestic and foreign sales accounted for 47% and 53%, respectively, of our total consolidated first quarter sales in 2008, and 46% and 54%, respectively, for the same period in 2007.

Gross Profit

The gross profit margins for our product sales were consistent at 58.9% and 58.7% for the three-month periods ended March 31, 2008 and 2007, respectively.  The gross profit margins for our consulting services were 34.9% and 33.6%, respectively, for the three-month periods ended March 31, 2008 and 2007.  This slight increase was primarily due to lower headcount in this area and the varying margins between consulting service projects.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the three-month period ended March 31, 2008 were $2,582,634, or 34.6% of sales, compared to $2,228,887, or 32.4% of sales in the first quarter 2007.  The increase in SG&A expenses was primarily due to increased headcount and related benefits, increased marketing and travel expense attributable to introducing new products and opening new markets, and higher professional fees.

Research and Development Expenses

Research and development (R&D) expenses were $543,951, or 7.3% of sales in the first quarter 2008, compared to $535,520, or 7.8% of sales, in the same period of 2007.  This level of expense is within our planned range of R&D expenditures.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the first quarter ended March 31, 2008 of $131,693 consisted of interest income of $139,109, partially offset by a loss of $7,415 on foreign currency exchange and other small expenses.  Other income for the first quarter ended March 31, 2007 of $127,383 consisted of interest income of $134,605, partially offset by a loss of $7,222 on foreign currency exchange.  Interest income increased for the first quarter ended March 31, 2008, compared to the same period in 2007, due to higher average interest bearing investments, partially offset by lower average yields.

Income Tax Expense

Our provision for income taxes from continuing operations was 32.6% of income before income taxes for the first quarter ended March 31, 2008, compared to 36.1% of income before income taxes for the first quarter ended March 31, 2007.  The lower effective tax rate in 2008 was primarily due to a reduction in the statutory corporate income tax rates in Germany. Based on current operating conditions and income tax laws, we expect the tax rate for the remainder of 2008 to be in the range of 31% to 35%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $885,627 in the first quarter 2008, compared to $833,351 in the first quarter 2007.  Diluted net income was $0.16 and $0.15 per share in the first quarters of 2008 and 2007, respectively.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $673,420 during the first three months of 2008 to $15,698,301 as of March 31, 2008, compared to $15,024,881 at December 31, 2007.  Our working capital as of March 31, 2008 increased $511,747 to $17,868,811, as compared to $17,357,064 at December 31, 2007.  Our investment in marketable securities consists primarily of municipal bonds, certificates of deposits and U.S. treasury obligations.  We do not currently have any funds invested in auction rate certificates.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments and authorized stock repurchases for at least the next twelve months.  Purchases of property and equipment were relatively constant between the two periods mentioned above, and we had no material commitments for capital expenditures as of March 31, 2008.

One of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies.  We may need to fund such activities, should they arise, with a combination of cash on hand and debt and/or equity financing, although no assurance can be given that such debt and/or equity financing will be available at reasonable terms or at all.  We currently do not have any committed lines of credit or other credit facilities available for use.  If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.  Any plan to raise additional capital may involve an equity-based or equity-linked financing, which may be dilutive to existing shareholders.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $851,338 and $618,792 in the first three months of 2008 and 2007, respectively.  The key components of the cash provided in 2008 were the net income and increased accounts payable, partially offset by increased accounts receivable and decreased accrued compensation.

Cash Flow from Investing Activities

Cash used in investing activities totaled $557,610 and $393,053 in the first three months of 2008 and 2007, respectively.  The primary reasons for cash usage in 2008 were net purchases of marketable securities of $435,361 and purchases of property and equipment.  For 2007, the primary reasons for the cash usage were the final earnout payment of $574,568 made for the Lippke acquisition and purchases of property and equipment, partially offset by net proceeds from the maturity of marketable securities of $298,263.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities totaled $330,410 and $323,157 in the first three months of 2008 and 2007, respectively.  During the first three months of 2008 and 2007, we made dividend payments to our shareholders of $442,372 and $410,196, respectively.  Partially offsetting these payments were the proceeds from the exercise of stock options in the amounts of $106,295 and $87,039 in the first three months of 2008 and 2007, respectively.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock.  As of March 31, 2008, we had repurchased an aggregate of 41,500 shares of MOCON common stock under the program at a total cumulative cost of $363,125.  There were no shares of common stock repurchased in the quarter ended March 31, 2008 and there was $1,636,875 remaining in this authorization at that date.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2007 for a summary of our contractual obligations.  There has been no material change in this information.

Off-Balance Sheet Arrangements

Except for operating leases entered into in the ordinary course of business and customary indemnification obligations under certain of our agreements entered into in the ordinary course of business, we do not have any material off-balance sheet arrangements.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement (SFAS 157).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value.  This statement became effective for us beginning in 2008.  The effective date for this statement for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring bases, has been delayed by one year.  We adopted the provisions of SFAS 157 related to financial assets and financial liabilities on January 1, 2008.  The partial adoption of this statement did not have an  impact on our consolidated financial statements.  It is expected that the remaining provisions of this statement will not have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No.157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157.

FSP FAS 157-1 removes leasing from the scope of SFAS 157, Fair Value Measurements.  FSP FAS 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  See SFAS 157 discussion above.  Adoption of FSP FAS 157-1 did not have an effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 (SFAS 159).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 was effective for us beginning in 2008 and was to be applied prospectively.  As we did not elect to measure existing assets and liabilities at fair value, the adoption of this statement did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)).  SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations.  SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date.  SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition.  SFAS 141(R) is effective for us beginning in 2009.  We are currently evaluating the impact SFAS 141 (R) will have on any future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  SFAS 160 is effective for us beginning in 2009.  We currently do not have any subsidiaries in which we hold a noncontrolling interest and, therefore, we believe this pronouncement will have no impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), an amendment of SFAS No. 133.  SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  The intent is to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet those objectives, the Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for us beginning in 2009.  We currently have no derivative instruments or hedging activities but will assess the impact of SFAS 161 if and when we engage in these types of transactions

Critical Accounting Policies

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

Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables, provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately.  If products or services are sold on a standalone basis, revenue is recognized as the products or services are delivered. When products or services are sold as part of a multiple element arrangement, we allocate revenue on a relative fair value basis. In the absence of fair value for an undelivered element(s), the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for the delivered elements until all undelivered elements have been fulfilled, at which time previously deferred revenue is recognized ratably over the remaining contract term of the arrangement.

Allowance for doubtful accounts and sales returns — Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of March 31, 2008, we had $103,416 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories — We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product.  We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of March 31, 2008, we had $589,835 accrued for excess and obsolete inventories.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of March 31, 2008, we had $203,310 accrued for future estimated warranty claims.

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

We have significant amounts of deferred tax assets.  Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At March 31, 2008 and December 31, 2007, we provided a valuation allowance in the approximate amount of $324,000 against our net deferred tax assets.

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or could otherwise materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I — Item 1A.  Risk Factors” on pages 8 through 12 of such report.

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

Foreign Currency Risk

Historically, approximately 50% of our consolidated sales have been to international destinations.  Since we invoice most of these customers in U.S. dollars, we are not exposed to foreign currency transaction risk.  We invoice a small amount to our international customers in their local currency which exposes us to some transaction gain or loss when converting their payments into U.S. dollars.  We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss.  However, these have not resulted in material amounts in the past.  Our foreign operations expose us to foreign currency exchange risk when the euro currency results of operations are translated to U.S. dollars.  While we historically have not experienced any material foreign currency translation losses, we may engage in hedging activity in the future to minimize this risk.  Our net investment in foreign subsidiary translated into U.S. dollars is not hedged.  Any changes in foreign currency exchange rates would be reflected  as a foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity, and would not impact our net income.

Item 4T.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the first quarter ended March 31, 2008 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the first quarter ended March 31, 2008.

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

Date: May 15, 2008
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 15, 2008
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2008

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