Form 10-Q
period 2008-06-30
MOCON INC
filed 2008-08-14
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2008

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

YES ☐  NO ☒

5,577,118 Common Shares were outstanding as of July 31, 2008.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2008

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$5,455,529	$5,207,105
Marketable securities, current	5,947,542	7,028,812
Trade accounts receivable, less allowance for doubtful accounts of $97,364 in 2008 and $125,797 in 2007	4,211,680	4,291,224
Other receivables	178,662	186,273
Inventories	4,183,666	3,965,446
Prepaid expenses	592,477	335,104
Deferred income taxes	291,943	291,943
Total current assets	20,861,499	21,305,907

Marketable securities, noncurrent	5,092,313	2,788,964
Property, plant and equipment, net of accumulated depreciation of $4,534,644 in 2008 and $4,290,311 in 2007	1,524,654	1,583,387

Other assets:
Goodwill	3,096,317	3,096,317
Technology rights and other intangibles, net	585,317	572,675
Deferred income taxes	265,627	252,729
Other	75,295	73,518
Total other assets	4,022,556	3,995,239

TOTAL ASSETS	$31,501,022	$29,673,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,744,345	$1,591,306
Accrued compensation and vacation	1,189,603	1,340,500
Other accrued expenses	259,962	304,750
Accrued product warranties	209,340	201,373
Accrued income taxes	—	68,670
Dividends payable	473,978	442,244
Total current liabilities	3,877,228	3,948,843

Obligations to former employees	64,774	60,387
Accrued income taxes	276,900	279,000
Total noncurrent liabilities	341,674	339,387

Total liabilities	4,218,902	4,288,230

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,576,218 shares in 2008 and 5,528,051 shares in 2007	557,622	552,805
Capital in excess of par value	2,683,918	2,127,183
Retained earnings	23,125,586	22,106,178
Accumulated other comprehensive gain	914,994	599,101
Total stockholders’ equity	27,282,120	25,385,267

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$31,501,022	$29,673,497

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales:
Products	$6,923,120	$6,137,290	$14,025,573	$12,624,461
Consulting services	455,602	520,596	815,583	909,974
Total sales	7,378,722	6,657,886	14,841,156	13,534,435

Cost of sales:
Products	2,734,813	2,586,411	5,654,425	5,264,052
Consulting services	244,157	244,509	478,460	503,042
Total cost of sales	2,978,970	2,830,920	6,132,885	5,767,094

Gross profit	4,399,752	3,826,966	8,708,271	7,767,341

Selling, general and administrative expenses	2,441,291	2,098,043	5,023,925	4,326,930

Research and development expenses	483,013	434,580	1,026,964	970,100

Operating income	1,475,448	1,294,343	2,657,382	2,470,311

Other income	156,921	140,523	288,614	267,906

Income before income taxes	1,632,369	1,434,866	2,945,996	2,738,217

Income taxes	581,000	503,000	1,009,000	973,000

Net income	$1,051,369	$931,866	$1,936,996	$1,765,217

Net income per common share:
Basic	$0.19	$0.17	$0.35	$0.32
Diluted	$0.18	$0.16	$0.34	$0.31

Weighted average shares outstanding:
Basic	5,552,869	5,489,160	5,542,651	5,481,089
Diluted	5,688,737	5,696,456	5,670,962	5,688,666

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,936,996	$1,765,217
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	154,068	202,001
Loss on disposition of long-term assets	20,668	14,589
Depreciation and amortization	278,156	294,041
Deferred income taxes	(12,898)	(24,696)
Excess tax benefit from employee stock plans	(23,978)	—
Changes in operating assets and liabilities:
Trade accounts receivable	161,384	(390,554)
Other receivables	8,998	(95,768)
Inventories	(176,574)	(19,204)
Prepaid expenses	(268,933)	52,929
Accounts payable	97,688	(401,851)
Accrued compensation and vacation	(168,325)	(211,754)
Other accrued expenses	(47,679)	(76,399)
Accrued product warranties	5,292	(10,346)
Accrued income taxes	(40,473)	(101,401)
Net cash provided by operating activities	1,924,390	996,804

Cash flows from investing activities:
Purchases of marketable securities	(4,410,216)	(3,220,418)
Proceeds from maturities of marketable securities	3,173,675	3,577,917
Cash paid for acquisitions	—	(574,568)
Purchases of property and equipment	(152,255)	(156,557)
Proceeds from sale of property and equipment	7,858	—
Purchases of patents and trademarks	(84,617)	(55,729)
Other	(1,777)	(3,435)
Net cash used in investing activities	(1,467,332)	(432,790)

Cash flows from financing activities:
Proceeds from the exercise of stock options	385,475	299,480
Purchases and retirement of common stock	(1,969)	—
Excess tax benefit from employee stock plans	23,978	—
Dividends paid	(885,854)	(821,357)
Net cash used in financing activities	(478,370)	(521,877)

Effect of exchange rate changes on cash	269,736	54,737

Net increase in cash and cash equivalents	248,424	96,874

Cash and cash equivalents:
Beginning of period	5,207,105	3,549,042
End of period	$5,455,529	$3,645,916

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,043,617	$1,098,647

Supplemental schedule of noncash investing and financing activities:
Unrealized holding loss on available-for-sale securities	$—	$(2,192)
Amortization of cumulative unrealized gain on marketable securities	$(14,462)	$—
Dividends accrued	$473,978	$440,517

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Consolidated Financial Statements

The consolidated balance sheet as of June 30, 2008, and the consolidated statements of income and cash flows for the three- and six-month periods ended June 30, 2008 and 2007 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008, and for all periods presented, have been made.  The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of operating results for the full year.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)).  SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations.  SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date.  SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition.  SFAS 141(R) becomes effective for business combinations occurring on or after January 1, 2009, and early adoption is prohibited.

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

Note 2 – Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Finished products	$753,036	$687,979
Work-in-process	1,322,697	1,391,620
Raw materials	2,107,933	1,885,847
	$4,183,666	$3,965,446

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three- and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted shares of common stock outstanding – basic	5,552,869	5,489,160	5,542,651	5,481,089
Weighted shares of common stock assumed upon exercise of stock options	135,868	207,296	128,311	207,577
Weighted shares of common stock outstanding – diluted	5,688,737	5,696,456	5,670,962	5,688,666

Note 4 – Goodwill and Intangible Assets

As of both June 30, 2008 and December 31, 2007, unamortized goodwill totaled $3,096,317.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of June 30, 2008
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$831,069	$(343,798)	$487,271	10 to 17 years
Trademarks and trade names	441,139	(343,093)	98,046	5 to 17 years
	$1,272,208	$(686,891)	$585,317

	As of December 31, 2007
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$790,269	$(328,883)	$461,386	10 to 17 years
Trademarks and trade names	418,101	(306,812)	111,289	5 to 17 years
	$1,208,370	$(635,695)	$572,675

Total amortization expense for the three- and six-month periods ended June 30, 2008 and 2007 was $28,404 and $40,375, and $56,462 and $73,098, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2008 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of June 30, 2008 is as follows:

Estimated Expense
2008	$56,833
2009	$45,439
2010	$37,912
2011	$24,329
2012	$19,327
2013 and thereafter	$106,423

Note 5 – Marketable Securities

As of January 1, 2008, the method of accounting for our marketable securities was changed from available-for-sale to held-to-maturity.  This change was made due to our positive intent and ability to hold these securities until maturity or the call date as the case may be.  Currently, all of our marketable securities mature within two and one-half years.  Under the prior method, these securities were recorded at fair value and the unrealized holding gains and losses were excluded from income and reported as a separate component of stockholders’ equity until realized.  Held-to-maturity securities are measured at amortized cost and are adjusted for the amortization or accretion of premiums or discounts.  For the debt securities that were outstanding at December 31, 2007, there was approximately $25,000 of unrealized gain that was recorded in stockholders’ equity, which is being amortized over the remaining life of the securities.  At June 30, 2008 and 2007, the net cumulative unrealized gain (loss) was $10,820 and ($3,669), respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,051,369	$931,866	$1,936,996	$1,765,217
Foreign currency translation adjustment	(1,338)	31,760	330,355	63,072
Net unrealized loss on marketable securities	—	(1,160)	—	(2,192)
Amortization of cumulative unrealized gain on marketable securities	(14,462)	—	(14,462)	—
Comprehensive income	$1,035,569	$962,466	$2,252,889	$1,826,097

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

Warranty provisions and claims for the six-month periods ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
	2008	2007
Beginning balance	$201,373	$246,737
Warranty provisions	171,957	133,335
Warranty claims	(163,990)	(142,049)
Ending balance	$209,340	$238,023

Note 8 – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As of December 31, 2007, the liability for gross unrecognized tax benefits was $220,000, which included potential benefits of $157,000 that if recognized would affect the effective tax rate on income from continuing operations.  During the three months ended June 30, 2008, there were no significant changes to the total gross unrecognized tax benefits.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

MOCON, Inc. or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, several state jurisdictions and Germany.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2004.

Note 9 – Share-Based Compensation

As of June 30, 2008, we have reserved 318,900 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 793,690 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the second quarter of 2008.

Amounts recognized in the consolidated financial statements related to share-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total cost of share-based compensation	$76,429	$100,571	$154,068	$202,001
Amount capitalized in inventory and property and equipment	—	—	—	—
Amounts charged against income, before income taxes	76,429	100,571	154,068	202,001
Amount of income tax benefit recognized in earnings	(17,626)	(15,518)	(30,179)	(28,644)
Amount charged against net income	$58,803	$85,053	$123,889	$173,357

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

A summary of the option activity for the first six months of 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	856,437	$8.73	5.4	$2,061,171
Options granted	—	—	—
Options cancelled	(7,962)	$10.90	—
Options expired	(6,393)	$11.05	—
Options exercised	(48,392)	$7.97	—
Outstanding at June 30, 2008	793,690	$8.73	5.0	$1,964,335

Exercisable at June 30, 2008	631,685	$8.18	4.6	$1,887,497

The total intrinsic value of options exercised was $104,553 and $84,908 during the three-month periods ended June 30, 2008 and 2007, respectively, and $141,788 and $138,628 during the first six months of 2008 and 2007, respectively.

A summary of the status of our unvested option shares as of June 30, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	185,542	$2.93
Options granted	—	—
Options cancelled	(6,787)	$2.79
Options vested	(16,750)	$3.21
Unvested at June 30, 2008	162,005	$2.90

As of June 30, 2008, there was $470,182 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  The total fair value of option shares vested during the three-month periods ended June 30, 2008 and 2007 was $26,884 and $41,811, respectively, and $53,768 and $83,339 during the six-month periods ended June 30, 2008 and 2007, respectively.

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

We have three primary operating locations in the United States – Minnesota, Colorado and Texas – and foreign offices in Germany and China.  We use a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany and China and use a network of independent sales representatives to market and service our products and services in other foreign countries.

Historically, a significant portion of our revenues have come from international customers.  In this regard, we acquired our subsidiary in Germany in 2004 to solidify our presence and opportunities in Europe.  Similarly, in 2007, we opened our office in Shanghai, China, to better serve our Asian customers.

Our current plans for growth include continued funding for research and development at levels consistent with amounts spent on these activities in recent periods to foster new product development, together with strategic acquisitions where appropriate.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three- and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	100.0	100.0	100.0	100.0
Cost of sales	40.4	42.5	41.3	42.6
Gross profit	59.6	57.5	58.7	57.4
Selling, general and administrative expenses	33.1	31.5	33.8	32.0
Research and development expenses	6.5	6.6	6.9	7.2
Operating income	20.0	19.4	18.0	18.2
Other income	2.1	2.2	1.9	2.0
Income before income taxes	22.1	21.6	19.9	20.2
Income taxes	7.9	7.6	6.8	7.2
Net income	14.2	14.0	13.1	13.0

Comparison of Financial Results for the Three- and Six-Month Periods Ended June 30, 2008 and 2007

Sales

Sales for the three-month period ended June 30, 2008 were $7,378,722, up 11% compared to $6,657,886 for the same period in 2007. On a product line basis, this increase was primarily the result of increased international sales of our permeation products and services. We also benefitted from a weaker U.S. dollar in the current period, which made our products and services more attractive in the European market. On a geographical basis, sales increased 30% in our foreign markets and decreased 5% domestically.

Sales for the six-month period ended June 30, 2008 were $14,841,156, up 10% compared to $13,534,435 for the same period in 2007. On a product line basis, this increase was primarily the result of increased sales of our permeation products and services, which was evident in both our domestic and foreign markets. We also benefitted from a weaker U.S. dollar in the current period, which made our products and services more attractive in the European market. On a geographical basis, sales increased 18% in our foreign markets and 2% in our domestic markets. There were no significant price increases or decreases during either the second quarter or first six months of 2008, compared to the same periods in 2007.

On a geographical basis, domestic and foreign sales accounted for 47% and 53%, respectively, of our consolidated second quarter sales in 2008, and 55% and 45%, respectively, for the same period in 2007.  Domestic and foreign sales accounted for 47% and 53% of our consolidated sales for the first six months of 2008, and each accounted for 50% of our consolidated sales for the same period in 2007.

The following table summarizes total sales by product line for the three- and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Permeation products and services	$4,302,125	$3,387,667	$8,236,178	$6,846,832
Gas, headspace, and other analyzer products and services	2,751,485	2,909,034	5,780,563	5,981,048
Other instruments and services	325,112	361,185	824,415	706,555
Total sales	$7,378,722	$6,657,886	$14,841,156	$13,534,435

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Domestic sales	$3,456,007	$3,634,643	$6,948,938	$6,830,576
Foreign sales:
Europe	1,790,772	1,147,856	3,773,673	2,442,683
Asia	1,491,505	1,252,241	2,924,700	2,958,241
Other	640,438	623,146	1,193,845	1,302,935
Total foreign sales	3,922,715	3,023,243	7,892,218	6,703,859
Total sales	$7,378,722	$6,657,886	$14,841,156	$13,534,435

Permeation Products and Services – Sales of our permeation products and services, which accounted for approximately 58% and 51% of our consolidated second quarter sales in 2008 and 2007, respectively, increased 27% during the second quarter 2008 compared to the same period in 2007.  This increase, which was exclusively in our foreign markets, was due primarily to increased demand for our core permeation instruments.  International sales of permeation products and services accounted for 65% of the total sales of this product group in the second quarter 2008.

Sales of our permeation products and services, which accounted for approximately 55% and 51% of our consolidated sales during the first six months in 2008 and 2007, respectively, increased 20% during the first six months of 2008 compared to the same period in 2007.  This increase, which was primarily in our foreign markets, was due primarily to increased demand for instruments and testing services.  International sales of permeation products and services accounted for 66% of the total sales of this product group in the first six months of 2008.

Gas, Headspace, and Other Analyzer Products and Services – Sales of our gas, headspace, and other analyzer products and services, which accounted for 37% and 44% of our consolidated second quarter sales in 2008 and 2007, respectively, decreased 5% during the second quarter 2008 compared to the same period in 2007.  Within this group, sales of our gas analyzer products through our Baseline subsidiary decreased 14% due to a drop in instrument sales (i.e. gas chromatographs and total hydrocarbon analyzers), which was partially offset by an increase in sales of sensors and detectors (i.e. piD-TECH® sensors and FID detectors).

Sales of our packaging products, which includes headspace analyzers and leak detection equipment, increased 9% during the second quarter 2008 compared to the same period in 2007.  We experienced an increase in foreign orders for leak detection equipment (primarily in Europe) due to customer acceptance of the new Lippke 4000 product line. This was offset by a reduction in domestic orders for leak detection equipment while total sales of headspace analyzers was consistent between the two periods.

Sales of our gas, headspace, and other analyzer products, which accounted for 39% and 44% of our consolidated sales during the first six months in 2008 and 2007, respectively, decreased 3% during the first six months of 2008 compared to the same period in 2007.  Within this group, sales of our gas analyzer products through our Baseline subsidiary decreased 9% due in part to a drop in shipments of our total hydrocarbon analyzers and gas chromatographs primarily to our international customers.

Sales of our packaging products increased 4% during the first six months of 2008 compared to the same period in 2007.  This increase was due primarily to continued market acceptance of our PAC CHECK® series of analyzers and the growing acceptance of our Lippke 4000 leak detection instruments.

Other Instruments and Services – Sales in our other instruments and services category, which accounted for 5% of our consolidated sales in both the second quarters of 2008 and 2007, decreased 10% in the second quarter 2008, compared to the same period in 2007.  This decrease was due primarily to a reduction in contract manufacturing of sample preparation products for one exclusive customer.

For the six months ended June 30, 2008 and 2007, sales of other instruments and services accounted for 6% and 5% of our consolidated sales, respectively, increasing 17% in the first six months of 2008 as compared to the same period in 2007.  The increase was primarily due to higher sales of sample preparation products which we manufacture under an exclusive contract, and also the sales of non-MOCON products by our German subsidiary.

Gross Profit

The gross profit margins for our product sales were 60.5% and 57.9% for the three-month periods ended June 30, 2008 and 2007, respectively.  This increase was primarily due to the increased shipments of our higher margin permeation instruments.  The gross profit margins for our consulting services were 46.4% and 53.0%, respectively, for the three-month periods ended June 30, 2008 and 2007.  This decrease was primarily due to lower sales volume in this area and the varying margins between consulting service projects.

For the six months ended June 30, 2008 and 2007, the gross profit margins for our products were 59.7% and 58.3%, respectively.  The slightly higher margin for the first six months of 2008 was due primarily to the increased percentage of permeation instruments sold which generally carry a higher gross margin.

For the six months ended June 30, 2008 and 2007, the gross profit margins for our consulting services were 41.3% and 44.7%, respectively.  This decrease was primarily due to decreased demand for our consulting and analytical testing services which reduced the ability to fully absorb the related fixed overhead costs.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the three-month period ended June 30, 2008 were $2,441,291, or 33.1% of sales, compared to $2,098,042, or 31.5% of sales in the second quarter 2007.  The $343,249 increase in SG&A expenses was primarily due to increased headcount and related benefits, directors’ fees and other professional fees.

SG&A expenses were $5,023,925, or 33.8% of sales, during the first six months of 2008, compared to $4,326,930, or 32.0% of sales, for the same period in 2007.  The increase in SG&A expenses was primarily due to increased headcount and related benefits, increased marketing and travel expense, and higher professional fees.

Research and Development Expenses

Research and development (R&D) expenses were $483,013, or 6.5% of sales in the second quarter 2008, compared to $434,580, or 6.6% of sales, in the same period of 2007.  This level of expense is within our planned range of R&D expenditures.

R&D expenses were 6.9% and 7.2% of sales for the six-month periods ended June 30, 2008 and 2007, respectively.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the second quarter ended June 30, 2008 of $156,921 consisted of interest income of $141,169, foreign currency exchange gain of $12,378 and miscellaneous other income of $3,374.  Other income for the second quarter ended June 30, 2007 of $140,523 consisted of interest income of $139,949 and miscellaneous other income of $1,261, offset by a loss of $687 on foreign currency exchange.

For the six months ended June 30, 2008, other income of $288,614 consisted of interest income of $280,278, foreign currency exchange gain of $5,793 and miscellaneous other income of $2,543.  For the six months ended June 30, 2007, other income of $267,906 consisted of interest income of $274,554 and miscellaneous other income of $1,261, partially offset by a loss of $7,909 on foreign currency exchange.  Interest income increased for the second quarter and six months ended June 30, 2008, compared to the same periods in 2007, due to higher average interest bearing investments, partially offset by lower average yields.

Income Tax Expense

Our provision for income taxes was 35.6% of income before income taxes for the second quarter ended June 30, 2008, compared to 35.1% of income before income taxes for the second quarter ended June 30, 2007.  Based on current operating conditions and income tax laws, we expect the tax rate for the remainder of 2008 to be in the range of 31% to 36%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

For the six months ended June 30, 2008, our provision for income taxes was 34.2% of income before income taxes compared to 35.5% of income before income taxes for the six months ended June 30, 2007.  The lower effective rate in the current year period was due primarily to the increased amount of tax-exempt interest earned by the Company in 2008.

Net Income

Net income was $1,051,369 in the second quarter 2008, compared to $931,866 in the second quarter 2007.  Diluted net income was $0.18 and $0.16 per share in the second quarters of 2008 and 2007, respectively.  For the six months ended June 30, 2008, net income was $1,936,996, or $0.34 per diluted share, compared to net income of $1,765,217, or $0.31 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $1,470,503 during the first six months of 2008 to $16,495,384 as of June 30, 2008, compared to $15,024,881 at December 31, 2007.  Our working capital as of June 30, 2008 decreased $372,793 to $16,984,271, as compared to $17,357,064 at December 31, 2007.  Our investment in marketable securities consists primarily of municipal bonds, certificates of deposits and U.S. treasury obligations.  We do not currently have any funds invested in auction rate certificates.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments and authorized stock repurchases for at least the next twelve months.  Purchases of property and equipment were relatively constant between the two periods mentioned above, and we had no material commitments for capital expenditures as of June 30, 2008.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $1,924,390 and $996,804 in the first six months of 2008 and 2007, respectively.  The key components of the cash provided by operating activities in 2008 were the net income, decreased accounts receivable and increased accounts payable, partially offset by increases in inventories and prepaid expenses and a decrease in accrued compensation.

Cash Flow from Investing Activities

Cash used in investing activities totaled $1,467,332 and $432,790 in the first six months of 2008 and 2007, respectively.  The primary reasons for cash usage in 2008 were net purchases of marketable securities of $1,236,541 and purchases of property and equipment.  For 2007, the primary reasons for the cash usage were the final earn-out payment of $574,568 made for the Lippke acquisition and purchases of property and equipment, partially offset by the impact of net proceeds from the maturity of marketable securities of $357,499.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities totaled $478,370 and $521,877 in the first six months of 2008 and 2007, respectively.  During the first six months of 2008 and 2007, we made dividend payments to our shareholders of $885,854 and $821,357, respectively.  Partially offsetting the impact of these payments were the proceeds from the exercise of stock options in the amounts of $385,475 and $299,480 in the first six months of 2008 and 2007, respectively.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock.  As of June 30, 2008, we had repurchased an aggregate of 41,725 shares of MOCON common stock under the program at a total cumulative cost of $365,094.  There were 225 shares of common stock repurchased in the quarter ended June 30, 2008 and there was $1,634,906 remaining in this authorization at that date.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)).  SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations.  SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date.  SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition.  SFAS 141(R) becomes effective for business combinations occurring on or after January 1, 2009, and early adoption is prohibited.

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

Allowance for doubtful accounts and sales returns – Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of June 30, 2008, we had $97,364 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories – We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product.  We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of June 30, 2008, we had $579,919 accrued for excess and obsolete inventories.

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

Accrued product warranties – Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of June 30, 2008, we had $209,340 accrued for future estimated warranty claims.

Income taxes –In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

We have significant amounts of deferred tax assets.  Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At June 30, 2008 and December 31, 2007, we provided a valuation allowance in the approximate amount of $324,000 against our net deferred tax assets.

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or could otherwise materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I– Item 1A.  Risk Factors” on pages 8 through 12 of such report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

Substantially all of our marketable securities are at fixed interest rates and all of our marketable securities mature within two and one-half years; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

Foreign Currency Risk

Historically, approximately 50% of our consolidated sales have been to international destinations.  Since we invoice most of these customers in U.S. dollars, we do not have significant exposure to foreign currency transaction risk.  We invoice a small amount to our international customers in their local currency which exposes us to some transaction gain or loss when converting their payments into U.S. dollars.  We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss.  However, these have not resulted in material amounts in the past.  Our foreign operations expose us to foreign currency exchange risk when the euro and yuan currency results of operations are translated to U.S. dollars.  While we historically have not experienced any material foreign currency translation losses, we may engage in hedging activity in the future to minimize this risk.  Our net investment in foreign subsidiary translated into U.S. dollars is not hedged.  Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity, and would not impact our net income.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I – Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.                         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the second quarter ended June 30, 2008 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

The following table shows our stock repurchase activity during the second quarter ended June 30, 2008:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount of Authorization Remaining Under the Plan
April 1, 2008 through April 30, 2008	—		—	—	—
May 1, 2008 through May 31, 2008	225	(1)	$8.75	225	$1,634,906
June 1, 2008 through June 30, 2008	—		—	—	—

(1)            On November 9, 2005, our Board of Directors authorized the repurchase of up to a total of $2,000,000 of our common stock.  This program has no expiration date, but may be suspended or discontinued at any time by our Board of Directors.  We purchased 225 shares during the period indicated above under this program which, when combined with repurchases made in prior periods, leaves $1,634,906 remaining in this authorization as of June 30, 2008.

Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the second quarter ended June 30, 2008.

Item 4.                         Submission of Matters to a Vote of Security Holders

(a)   Our Annual Meeting of Shareholders was held on May 16, 2008.

(b)   The results of the shareholder votes were as follows:

	For	Against/Withhold	Abstain	Broker Non-Votes
1. Election of Directors
Robert L. Demorest	4,469,456	75,267	—	—
Dean B. Chenoweth	4,459,211	85,512	—	—
Donald N. DeMorett	4,468,083	76,640	—	—
J. Leonard Frame	4,466,926	77,797	—	—
Robert F. Gallagher	4,470,301	74,422	—	—
Daniel W. Mayer	4,474,612	70,111	—	—
Ronald A. Meyer	4,474,612	70,111	—	—
Richard A. Proulx	4,470,373	74,350	—	—
Tom C. Thomas	4,465,616	79,107	—	—

2. Ratification of Independent Registered Public Accounting Firm	4,483,020	22,674	39,029	—

Item 6.  Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: August 14, 2008	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2008

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