Form 10-Q
period 2008-09-30
MOCON INC
filed 2008-11-14
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2008

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

YES ☐  NO ☒

5,598,501 Common Shares were outstanding as of October 31, 2008.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2008

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$4,194,031	$5,207,105
Marketable securities, current	5,930,140	7,028,812
Trade accounts receivable, less allowance for doubtful accounts of $128,131 in 2008 and $125,797 in 2007	4,387,920	4,291,224
Other receivables	217,087	186,273
Inventories	4,577,049	3,965,446
Prepaid expenses	826,396	335,104
Deferred income taxes	329,304	291,943
Total current assets	20,461,927	21,305,907

Marketable securities, noncurrent	6,076,229	2,788,964
Property, plant and equipment, net of accumulated depreciation of $4,186,500 in 2008 and $4,290,311 in 2007	1,586,844	1,583,387

Other assets:
Goodwill	3,096,317	3,096,317
Technology rights and other intangibles, net	571,551	572,675
Deferred income taxes	272,076	252,729
Other	76,100	73,518
Total other assets	4,016,044	3,995,239

TOTAL ASSETS	$32,141,044	$29,673,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,955,472	$1,591,306
Accrued compensation and vacation	1,265,426	1,340,500
Other accrued expenses	269,557	304,750
Accrued product warranties	225,889	201,373
Accrued income taxes	—	68,670
Dividends payable	475,873	442,244
Total current liabilities	4,192,217	3,948,843

Obligations to former employees	59,239	60,387
Accrued income taxes	276,900	279,000
Total noncurrent liabilities	336,139	339,387

Total liabilities	4,528,356	4,288,230

Stockholders’ equity:
Capital stock – undesignated – authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,598,501 shares in 2008 and 5,528,051 shares in 2007	559,850	552,805
Capital in excess of par value	2,861,731	2,127,183
Retained earnings	23,731,267	22,106,178
Accumulated other comprehensive gain	459,840	599,101
Total stockholders’ equity	27,612,688	25,385,267

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,141,044	$29,673,497

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales:
Products	$6,985,047	$6,386,056	$21,010,620	$19,010,517
Consulting services	444,191	433,944	1,259,774	1,343,918
Total sales	7,429,238	6,820,000	22,270,394	20,354,435

Cost of sales:
Products	2,602,113	2,658,791	8,256,538	7,922,843
Consulting services	264,426	238,439	742,886	741,481
Total cost of sales	2,866,539	2,897,230	8,999,424	8,664,324

Gross profit	4,562,699	3,922,770	13,270,970	11,690,111

Selling, general and administrative expenses	2,586,565	2,117,652	7,610,490	6,444,582

Research and development expenses	433,630	469,132	1,460,594	1,439,232

Operating income	1,542,504	1,335,986	4,199,886	3,806,297

Other income	134,051	146,406	422,665	414,312

Income before income taxes	1,676,555	1,482,392	4,622,551	4,220,609

Income taxes	595,000	527,000	1,604,000	1,500,000

Net income	$1,081,555	$955,392	$3,018,551	$2,720,609

Net income per common share:
Basic	$0.19	$0.17	$0.54	$0.50
Diluted	$0.19	$0.17	$0.53	$0.48

Weighted average shares outstanding:
Basic	5,579,932	5,515,050	5,555,078	5,492,409
Diluted	5,700,069	5,672,172	5,672,630	5,681,236

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,018,551	$2,720,609
Adjustments to reconcile net income to net cash provided by operating activities: Share-based compensation expense	227,929	298,810
Loss on disposition of long-term assets	31,776	22,364
Depreciation and amortization	433,482	431,394
Deferred income taxes	(56,708)	(37,464)
Excess tax benefit from employee stock plans	(24,570)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(191,663)	(196,949)
Other receivables	(33,377)	(2,845)
Inventories	(629,838)	58,195
Prepaid expenses	(505,210)	(20,114)
Accounts payable	435,423	(312,631)
Accrued compensation and vacation	(69,365)	(169,619)
Other accrued expenses	(33,901)	(78,581)
Accrued product warranties	25,216	16,779
Accrued income taxes	(55,846)	(177,421)
Net cash provided by operating activities	2,571,899	2,552,527

Cash flows from investing activities:
Purchases of marketable securities	(7,658,216)	(7,286,148)
Proceeds from maturities of marketable securities	5,450,686	7,600,319
Cash paid for acquisitions	—	(574,568)
Purchases of property and equipment	(348,626)	(273,742)
Proceeds from sale of property and equipment	7,817	—
Purchases of patents and trademarks	(112,775)	(94,890)
Other	(2,582)	99,395
Net cash used in investing activities	(2,663,696)	(529,634)

Cash flows from financing activities:
Proceeds from the exercise of stock options	491,062	427,065
Purchases and retirement of common stock	(1,968)	—
Excess tax benefit from employee stock plans	24,570	—
Dividends paid	(1,359,833)	(1,261,916)
Net cash used in financing activities	(846,169)	(834,851)

Effect of exchange rate changes on cash	(75,108)	210,967

Net (decrease) increase in cash and cash equivalents	(1,013,074)	1,399,009

Cash and cash equivalents:
Beginning of period	5,207,105	3,549,042
End of period	$4,194,031	$4,948,051

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,752,228	$1,724,841

Supplemental schedule of noncash investing and financing activities:
Unrealized holding gain on available-for-sale securities	$—	$2,279
Amortization of cumulative unrealized gain on marketable securities	$(18,937)	$—
Dividends accrued	$475,873	$441,890

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Consolidated Financial Statements

The consolidated balance sheet as of September 30, 2008, and the consolidated statements of income and cash flows for the three- and nine-month periods ended September 30, 2008 and 2007 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008, and for all periods presented, have been made.  The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of operating results for the full year.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-1 removes leasing from the scope of SFAS 157, Fair Value Measurements.  FSP FAS 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  See SFAS 157 discussion above.  Adoption of FSP FAS 157-1 did not have an effect on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 28, 2008.  The implementation of FAS 157-3 did not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 is effective for us beginning in 2009. We are currently evaluating the impact of FSP FAS 142-3 on our consolidated financial statements.

Note 2 – Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Finished products	$750,137	$687,979
Work-in-process	1,539,525	1,391,620
Raw materials	2,287,387	1,885,847
	$4,577,049	$3,965,446

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted shares of common stock outstanding – basic	5,579,932	5,515,050	5,555,078	5,492,409
Weighted shares of common stock assumed upon exercise of stock options	120,137	157,122	117,552	188,827
Weighted shares of common stock outstanding – diluted	5,700,069	5,672,172	5,672,630	5,681,236

Note 4 – Goodwill and Intangible Assets

As of both September 30, 2008 and December 31, 2007, unamortized goodwill totaled $3,096,317.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of September 30, 2008
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$832,384	$(354,267)	$478,117	10 to 17 years
Trademarks and trade names	455,351	(361,917)	93,434	5 to 17 years
	$1,287,735	$(716,184)	$571,551

	As of December 31, 2007
	Carrying Amount	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$790,269	$(328,883)	$461,386	10 to 17 years
Trademarks and trade names	418,101	(306,812)	111,289	5 to 17 years
	$1,208,370	$(635,695)	$572,675

Total amortization expense for the three- and nine-month periods ended September 30, 2008 and 2007 was $29,293 and $85,755, and $36,090and $118,827, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2008 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of September 30, 2008 is as follows:

Estimated Expense
2008	$28,871
2009	$48,158
2010	$40,631
2011	$26,860
2012	$20,916
2013 and thereafter	$108,585

Note 5 – Marketable Securities

As of January 1, 2008, the method of accounting for our marketable securities was changed from available-for-sale to held-to-maturity.  This change was made due to our positive intent and ability to hold these securities until maturity or the call date as the case may be.  Currently, all of our marketable securities mature within two years.  Under the prior method, these securities were recorded at fair value and the unrealized holding gains and losses were excluded from income and reported as a separate component of stockholders’ equity until realized.  Held-to-maturity securities are measured at amortized cost and are adjusted for the amortization or accretion of premiums or discounts.  For the debt securities that were outstanding at December 31, 2007, there was approximately $25,000 of unrealized gain that was recorded in stockholders’ equity, which is being amortized over the remaining life of the securities.  At September 30, 2008 and 2007, the net cumulative unrealized gain was $6,345 and $802, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,081,555	$955,392	$3,018,551	$2,720,609
Foreign currency translation adjustment	(450,679)	203,263	(120,324)	266,335
Net unrealized gain on marketable securities	—	4,471	—	2,279
Amortization of cumulative unrealized gain on marketable securities	(4,475)	—	(18,937)	—
Comprehensive income	$626,401	$1,163,126	$2,879,290	$2,989,223

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

Warranty provisions and claims for the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	2008	2007
Beginning balance	$201,373	$246,737
Warranty provisions	284,346	314,435
Warranty claims	(259,830)	(291,242)
Ending balance	$225,889	$269,930

Note 8 – Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  As of December 31, 2007, the liability for gross unrecognized tax benefits was $220,000, which included potential benefits of $157,000 that if recognized would affect the effective tax rate on income from continuing operations.  During the three months ended September 30, 2008, there were no significant changes to the total gross unrecognized tax benefits.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

In August 2008, the Internal Revenue Service completed its examination of the Company’s 2006 Federal tax return.  This resulted in an assessment of an additional $37,000 in tax and interest, which had no impact on our effective tax rate.

MOCON, Inc. or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction, several state jurisdictions and Germany.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2005.

Note 9 – Share-Based Compensation

As of September 30, 2008, we have reserved 322,525 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 759,112 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the third quarter of 2008.

Amounts recognized in the consolidated financial statements related to share-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total cost of share-based compensation	$73,862	$96,809	$227,929	$298,810
Amount capitalized in inventory and property and equipment	—	—	—	—
Amounts charged against income, before income taxes	73,862	96,809	227,929	298,810
Amount of income tax benefit recognized in earnings	(8,256)	(13,700)	(38,435)	(42,344)
Amount charged against net income	$65,606	$83,109	$189,494	$256,466

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

A summary of the option activity for the first nine months of 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	856,437	$8.73	5.4	$2,061,171
Options granted	—	—	—
Options cancelled	(12,549)	$10.95	—
Options expired	(6,593)	$10.87	—
Options exercised	(78,183)	$7.07	—
Outstanding at September 30, 2008	759,112	$8.84	4.9	$1,510,265

Exercisable at September 30, 2008	609,607	$8.35	4.6	$1,459,081

The total intrinsic value of options exercised was $154,901 and $63,085 during the three-month periods ended September 30, 2008 and 2007, respectively, and $296,689 and $201,713 during the first nine months of 2008 and 2007, respectively.

A summary of the status of our unvested option shares as of September 30, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	185,542	$2.93
Options granted	—	—
Options cancelled	(10,912)	$2.83
Options vested	(25,125)	$3.21
Unvested at September 30, 2008	149,505	$2.89

As of September 30, 2008, there was $431,343 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.0 years.  The total fair value of option shares vested during the three-month periods ended September 30, 2008 and 2007 was $26,883 and $41,527, respectively, and $80,651 and $124,866 during the nine-month periods ended September 30, 2008 and 2007, respectively.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	100.0	100.0	100.0	100.0
Cost of sales	38.6	42.5	40.4	42.6
Gross profit	61.4	57.5	59.6	57.4
Selling, general and administrative expenses	34.8	31.0	34.2	31.6
Research and development expenses	5.8	6.9	6.5	7.1
Operating income	20.8	19.6	18.9	18.7
Other income	1.8	2.1	1.9	2.0
Income before income taxes	22.6	21.7	20.8	20.7
Income taxes	8.0	7.7	7.2	7.3
Net income	14.6	14.0	13.6	13.4

Comparison of Financial Results for the Three- and Nine-Month Periods Ended September 30, 2008 and 2007

Sales

Sales for the three-month period ended September 30, 2008 were $7,429,238, up 9% compared to $6,820,000 for the same period in 2007.  On a product line basis, this increase was primarily the result of increased sales of our gas analyzer and packaging products, primarily into our foreign markets. This increase was partially offset by a decline in sales of permeation equipment and services which was a result of slower domestic demand.  We also benefitted from a weaker U.S. dollar in the three-month period ended September 30, 2008 compared to the same period in 2007, which made our products and services more attractive in the European market.  On a geographical basis, total sales increased 24% in our foreign markets and decreased 9% domestically.

Sales for the nine-month period ended September 30, 2008 were $22,270,394, up 9% compared to $20,354,435 for the same period in 2007.  On a product line basis, this increase was primarily the result of increased sales of our permeation products and services, packaging products, and gas analyzer instruments and sensors.  We also benefitted from a weaker U.S. dollar in the nine-month period ended September 30, 2008 as compared to same period in 2007, which made our products and services more attractive in the European market.  On a geographical basis, total sales increased 20% in our foreign markets, partially offset by a 2% decrease in our domestic markets.  There were no significant price increases or decreases during either the third quarter or first nine months of 2008, compared to the same periods in 2007.

On a geographical basis, domestic and foreign sales accounted for 38% and 62%, respectively, of our consolidated third quarter sales in  2008, and 45% and 55% of our consolidated sales, respectively, for the same period in 2007.  Domestic and foreign sales accounted for 44% and 56% of our consolidated sales for the first nine months of 2008, and 49% and 51% of our consolidated sales, respectively, for the same period in 2007.

The following table summarizes total sales by product line for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Permeation products and services	$3,814,399	$3,946,713	$12,050,577	$10,793,545
Gas, headspace, and other analyzer products and services	3,395,414	2,614,772	9,175,977	8,595,820
Other instruments and services	219,425	258,515	1,043,840	965,070
Total sales	$7,429,238	$6,820,000	$22,270,394	$20,354,435

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Domestic sales	$2,812,010	$3,081,370	$9,760,948	$9,911,946
Foreign sales:
Europe	1,992,022	1,921,438	5,765,695	4,364,121
Asia	1,781,861	1,350,393	4,706,561	4,308,634
Other	843,345	466,799	2,037,190	1,769,734
Total foreign sales	4,617,228	3,738,630	12,509,446	10,442,489
Total sales	$7,429,238	$6,820,000	$22,270,394	$20,354,435

Permeation Products and Services – Sales of our permeation products and services, which accounted for approximately 51% and 58% of our consolidated third quarter sales in 2008 and 2007, respectively, decreased 3% during the third quarter 2008 compared to the same period in 2007.  This decrease, which was exclusively in our domestic markets, was due primarily to decreased demand for our core permeation instruments.  International sales of permeation products and services accounted for 75% of the total sales of this product group in the third quarter 2008.

Sales of our permeation products and services, which accounted for approximately 54% and 53% of our consolidated sales during the first nine months in 2008 and 2007, respectively, increased 12% during the first nine months of 2008 compared to the same period in 2007.  This increase, which was exclusively in our foreign markets, was due primarily to increased demand for instruments and testing services.  International sales of permeation products and services accounted for 69% of the total sales of this product group in the first nine months of 2008.

Gas, Headspace, and Other Analyzer Products and Services – Sales of our gas, headspace, and other analyzer products and services, which accounted for 46% and 38% of our consolidated third quarter sales in 2008 and 2007, respectively, increased 30% during the third quarter 2008 compared to the same period in 2007.  Within this group, sales of our gas analyzer products through our Baseline subsidiary increased 49% due primarily to sales of Model 8900 gas chromatographs to the environmental monitoring and oil and gas drilling markets.

Sales of our packaging products, which includes headspace analyzers and leak detection equipment, increased 17% during the third quarter 2008 compared to the same period in 2007.  We experienced an increase in foreign orders for leak detection equipment (primarily in Europe) due to continued acceptance of the new Lippke 4000 product line introduced mid-2007.  This was offset by a slight reduction in domestic orders for leak detection equipment while sales of headspace analyzers increased domestically, more than offsetting a slight decline in the international markets.

Sales of our gas, headspace, and other analyzer products, which accounted for 41% and 42% of our consolidated sales during the first nine months in 2008 and 2007, respectively, increased 7% during the first nine months of 2008 compared to the same period in 2007.  Within this group, sales of our gas analyzer products through our Baseline subsidiary increased 6% due primarily to greater total hydrocarbon analyzer and sensor shipments.

Sales of our packaging products increased 9% during the first nine months of 2008 compared to the same period in 2007.  This increase was due primarily to continued market acceptance of our PAC CHECK® series of analyzers and growth in shipments of our Lippke 4000 leak detection instruments.

Other Instruments and Services – Sales in our other instruments and services category, which accounted for 3% and 4% of our consolidated third quarter sales in 2008 and 2007, respectively, decreased 15% in the third quarter 2008, compared to the same period in 2007.  This decrease was due primarily to a reduction in contract manufacturing of sample preparation products, reduced sales of non-MOCON products by our German subsidiary and decreased demand for our gas chromatography analyzer products and consulting services.

For both the nine months ended September 30, 2008 and 2007, sales of other instruments and services accounted for 5% of our consolidated sales, increasing 8% in the first nine months of 2008 as compared to the same period in 2007.  The increase was primarily due to higher sales of sample preparation products which we manufacture under an exclusive contract and also the sales of non-MOCON products by our German subsidiary, partially offset by decreased sales of our consulting services.

Gross Profit

The gross profit margins for our product sales were 62.7% and 58.4% for the three-month periods ended September 30, 2008 and 2007, respectively.  This increase was primarily due to the mix of products shipped, a price increase on gas chromatographs, and efficiencies gained by longer production runs of our gas analyzer instruments.

The gross profit margins for our consulting services were 40.5% and 45.1%, respectively, for the three-month periods ended September 30, 2008 and 2007.  This decrease was primarily due to the varying margins between consulting service projects.

For the nine months ended September 30, 2008 and 2007, the gross profit margins for our products were 60.7% and 58.3%, respectively.  The higher margin for the first nine months of 2008 was due primarily to the increased percentage of permeation and leak detection equipment sold, which generally carry a higher gross margin, as well as a shift in product mix in our gas analyzer line to higher margin items.

For the nine months ended September 30, 2008 and 2007, the gross profit margins for our consulting services were 41.0% and 44.8%, respectively.  This decrease was primarily due to decreased demand for our consulting and analytical testing services which reduced the ability to fully absorb the related fixed overhead costs, and also the varying margins between consulting service projects.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses in the three-month period ended September 30, 2008 were $2,586,565, or 34.8% of sales, compared to $2,117,652, or 31.0% of sales in the third quarter 2007.  The $468,913 increase in SG&A expenses was primarily the result of higher professional fees, increased personnel costs, relocation costs of our German office, and higher travel and marketing expenses.

SG&A expenses were $7,610,490, or 34.2% of sales, during the first nine months of 2008, compared to $6,444,582, or 31.6% of sales, for the same period in 2007.  The increase in SG&A expenses was primarily due to increased personnel costs, increased marketing and travel expense, and higher professional fees.

Research and Development Expenses

Research and development (R&D) expenses were $433,630, or 5.8% of sales in the third quarter 2008, compared to $469,132, or 6.9% of sales, in the same period of 2007.  This level of expense is slightly below our planned range of R&D expenditures.

R&D expenses were $1,460,594 and $1,439,232, or 6.5% and 7.1% of sales for the nine-month periods ended September 30, 2008 and 2007, respectively.  For the foreseeable future, we expect to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income

Other income for the third quarter ended September 30, 2008 of $134,051 consisted of interest income of $149,408, partially offset by a loss of $15,357 on foreign currency exchange.  Other income for the third quarter ended September 30, 2007 of $146,406 consisted of interest income of $144,437 and miscellaneous other income of $1,969.

For the nine months ended September 30, 2008, other income of $422,665 consisted of interest income of $429,686 and miscellaneous other income of $2,543, partially offset by a loss of $9,564 on foreign currency exchange.  For the nine months ended September 30, 2007, other income of $414,312 consisted of interest income of $418,991 and miscellaneous other income of $1,630, partially offset by a loss of $6,309 on foreign currency exchange.  Interest income increased for the third quarter and nine months ended September 30, 2008, compared to the same periods in 2007, due to higher average interest bearing investments, partially offset by lower average yields.

Income Tax Expense

Our provision for income taxes was 35.5% of income before income taxes for the third quarter ended September 30, 2008, compared to 35.6% of income before income taxes for the third quarter ended September 30, 2007.  Based on current operating conditions and income tax laws, we expect the tax rate for the remainder of 2008 to be in the range of 31% to 36%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

For the nine months ended September 30, 2008, our provision for income taxes was 34.7% of income before income taxes compared to 35.5% of income before income taxes for the nine months ended September 30, 2007.  The lower effective rate in the current year period was due primarily to the increased amount of tax-exempt interest earned by the Company in 2008 and lower statutory tax rates in Germany.

Net Income

Net income was $1,081,555 in the third quarter 2008, compared to $955,392 in the third quarter 2007.  Diluted net income was $0.19 and $0.17 per share in the third quarters of 2008 and 2007, respectively.  For the nine months ended September 30, 2008, net income was $3,018,551, or $0.53 per diluted share, compared to net income of $2,720,609, or $0.48 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $1,175,519 during the first nine months of 2008 to $16,200,400 as of September 30, 2008, compared to $15,024,881 at December 31, 2007.  Our working capital as of September 30, 2008 decreased $1,087,354 to $16,269,710, as compared to $17,357,064 at December 31, 2007.  This decrease  was primarily due to a shift in the investment strategy of some marketable securities to longer than one year maturities.  Our investment in marketable securities consists primarily of municipal bonds, certificates of deposits and U.S. treasury obligations.  We do not currently have any funds invested in auction rate certificates.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments and authorized stock repurchases for at least the next twelve months.  Purchases of property and equipment were relatively constant between the two periods mentioned above, and we had no material commitments for capital expenditures as of September 30, 2008 except for expected renovation costs for our Colorado building of approximately $350,000 which we expect will be fully incurred by the end of 2008.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $2,571,899 and $2,552,527 in the first nine months of 2008 and 2007, respectively.  The key components of the cash provided by operating activities in 2008 were the net income and increased accounts payable, primarily offset by increases in inventories, prepaid expenses and accounts receivable.

Cash Flow from Investing Activities

Cash used in investing activities totaled $2,663,696 and $529,634 in the first nine months of 2008 and 2007, respectively.  The primary reasons for cash usage in 2008 were net purchases of marketable securities of $2,207,530 and purchases of property and equipment.  For 2007, the primary reasons for the cash usage were the final earn-out payment of $574,568 made for the Lippke acquisition and purchases of property and equipment, partially offset by the impact of net proceeds from the maturity of marketable securities of $314,171.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations except for the building renovation at our Colorado facility mentioned above.

Cash Flow from Financing Activities

Cash used in financing activities totaled $846,169 and $834,851 in the first nine months of 2008 and 2007, respectively.  During the first nine months of 2008 and 2007, we made dividend payments to our shareholders of $1,359,833 and $1,261,916, respectively.  Partially offsetting the impact of these payments were the proceeds from the exercise of stock options in the amounts of $491,062 and $427,065 in the first nine months of 2008 and 2007, respectively.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock.  As of September 30, 2008, we had repurchased an aggregate of 41,725 shares of MOCON common stock under the program at a total cumulative cost of $365,094, leaving $1,634,906 remaining in this authorization at that date.

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

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-1 removes leasing from the scope of SFAS 157, Fair Value Measurements.  FSP FAS 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  See SFAS 157 discussion above.  Adoption of FSP FAS 157-1 did not have an effect on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 28, 2008.  The implementation of FAS 157-3 did not have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), an amendment of SFAS No. 133.  SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  The intent is to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet those objectives, the Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for us beginning in 2009.  We currently have no derivative instruments or hedging activities but will assess the impact of SFAS 161 if and when we engage in these types of transactions

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 is effective for us beginning in 2009.  We are currently evaluating the impact of FSP FAS 142-3 on our consolidated financial statements.

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

Allowance for doubtful accounts and sales returns – Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of September 30, 2008, we had $128,131 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories – We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product.  We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of September 30, 2008, we had $606,746 accrued for excess and obsolete inventories.

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

Accrued product warranties – Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of September 30, 2008, we had $225,889 accrued for future estimated warranty claims.

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

We have significant amounts of deferred tax assets.  Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At September 30, 2008 and December 31, 2007, we provided a valuation allowance in the approximate amount of $324,000 against our net deferred tax assets.

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

•                  The effects of the global economic downturn and decreases in capital spending by our customers that may occur as a result;

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

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

Substantially all of our marketable securities, the majority of which are insured by the FDIC, are at fixed interest rates and mature within two years; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1A.         Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I — Item 1A. Risk Factors.”  Other than as set forth below, there has been no material change in those risk factors.

Current worldwide economic conditions may adversely affect our business, operating results and financial condition, as well as further decrease our stock price.

General worldwide economic conditions have experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  Our business is not immune.  The current worldwide economic crisis may result in our customers decreasing their capital expenditures, which in turn may result in us selling less product.

The worldwide economic crisis also may have other adverse implications on our business.  For example, our customers’ and distributors’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired.  Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy.  A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results.  In addition, the worldwide economic crisis may adversely impact our suppliers’ ability to provide us with materials and components, which could adversely affect our business and operating results.  Like many other stocks, our stock price has decreased recently and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could further decrease.

Item 2.                                     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the third quarter ended September 30, 2008 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 7,508 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not purchase any shares of our common stock or other equity securities during the three months ended September 30, 2008.

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

MOCON, INC.

Date: November 14, 2008	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

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