Form 10-K
period 2008-12-31
MOCON INC
filed 2009-03-31
CIK 67279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the registrant's common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2008 (the last business day of the registrant's second quarter) as reported by the Nasdaq Global Market System, was $56,659,908.

As of March 20, 2009, 5,589,694 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2009 Annual Meeting of Shareholders to be held May 19, 2009.

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

        Historically, a significant portion of our revenues have come from international customers. In this regard, we acquired our subsidiary in Germany in 2004 to solidify our presence and opportunities in Europe. Similarly, we opened our office in Shanghai, China in 2007 to better serve our Asian customers.

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

Products and Services

        We develop, manufacture, market and service measurement, analytical and monitoring products used to detect, measure and analyze gases and chemical compounds, as well as provide related consulting services. Please see our consolidated financial statements beginning on page F-1 for financial information concerning our business, including our sales, net income and net assets. Our sales are grouped into three major categories as discussed below.

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

        We also provide certain laboratory testing services to companies that have a need for our permeation products. These services consist primarily of testing film and package permeation for companies that:

  •
  wish to outsource their testing needs to us;

  •
  are interested in evaluating our instrumentation prior to purchase; or

  •
  have purchased our products but have a need for additional capacity.

        Our permeation products and services accounted for approximately 53%, 53% and 56% of our consolidated sales in 2008, 2007 and 2006, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to both research and development departments as well as production and quality assurance groups.

Gas, Headspace and Other Analyzer Products and Services

  Gas Analyzer Products and Services

        Our Baseline-MOCON, Inc. subsidiary located near Boulder, Colorado produces advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and homeland security.

        We sell two categories of gas analyzer products: 1) permanent gas analyzers and systems which are installed in fixed locations at the monitoring sites and generally perform their functions continually or at regular intervals, and 2) gas sensors which are sold to original equipment manufacturers (OEMs) of mobile equipment. Our gas analyzer products are for use in industrial hygiene (detection of hazardous gases in the workplace), hydrocarbon gas analysis for oil and gas exploration, contaminant detection in the manufacture of specialty gases, and environmental monitoring (tracking the release, or the presence, of toxic substances). These substances can include the intentional release of toxic gases by terrorists which would be a homeland security application.

        Our gas analyzer products accounted for approximately 22%, 21% and 18% of our consolidated sales in 2008, 2007 and 2006, respectively. We market some of these products under the names BEVALERT®, PETROALERT®, and piD-TECH®.

  Headspace Analyzer and Leak Detection Products and Services

        Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. Our headspace analyzer products include the PAC CHECK® series of off-line headspace analyzers and the GSA™ series of on-line gas stream analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.

        Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other packages. We currently manufacture three types of leak detection instruments. The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products.

        Our headspace analyzer and leak detection products accounted for 16%, 17% and 15% of our consolidated sales in 2008, 2007 and 2006, respectively. We market these products under the names PAC CHECK®, LIPPKE®, SKYE® and PAC GUARD®.

  Weighing and Pharmaceutical Products and Services

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

        Our gas, headspace and other analyzer products and services accounted for an aggregate of approximately 42%, 42% and 38% of our consolidated sales for 2008, 2007 and 2006, respectively.

Other Instruments and Services

  Consulting and Analytical Services

        We provide consulting and analytical services, on a special project basis, for customers that require custom solutions to unique problems. Services that we typically provide relate to:

  •
  absorption or diffusion of various compounds;

  •
  shelf-life concerns;

  •
  flavor or odor identification; or

  •
  other special permeation applications.

        The principal markets for our consulting and analytical services consist of manufacturers of foods, beverages, pharmaceuticals, plastics, chemicals, electronics and personal care products.

  Gas Chromatography Analyzer Products and Services

        We sell various gas chromatographic (GC) instruments and provide services with an emphasis on multidimensional gas chromatography through our Microanalytics Instrumentation Corp. (Microanalytics) subsidiary, which is located near Austin, Texas. A variety of GC specific applications have been developed by our Microanalytics personnel, ranging from petroleum and petrochemical purity assay to aroma and off-odor analysis for the food, beverage, packaging and other industries. We integrate GCs and components that we purchase from third parties to form multidimensional GC analyzer systems. These GC analyzers represent state-of-the-art technology in gas chromatographic separations and are used in identifying compounds causing off-odors in various products, in identifying critical aroma compounds, and in high purity analysis of single component matrixes. Our GC analyzer products include the AROMATRAX® systems for odor and aroma analysis and profiling, the PURI-TRAX™ systems consisting of a vinyl chloride monomer purity analysis system and a system for measuring trace levels of oxygenated hydrocarbons in a variety of hydrocarbon products and process streams such as liquefied petroleum gases, and the VAPO-JECT™ automated vaporizing injector system for permanent and liquefied petroleum gases. The principal markets for our GC analyzer products consist of food, beverage, petroleum, chemical and petrochemical manufacturers.

        Our other instruments and services groups accounted for an aggregate of approximately 5%, 5% and 6% of our consolidated sales in 2008, 2007 and 2006, respectively.

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

Manufacturing and Supplies

        We manufacture products at our locations in Minnesota, Texas, Colorado and Germany. Our manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, calibration and validation of systems. Certain components that we use in our products are currently purchased from single source suppliers. Although we purchase additional quantities of these components in the case of an interruption or delay in supply, an interruption of one of these sources could result in delays in our production while we locate an alternative supplier, which in turn could result in a loss of sales and income. We did experience a temporary shortage of a critical component for our sensor product line during the second half of 2008, however, the issue has since been resolved.

Patents, Trademarks and Other Intellectual Property Rights

        We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 39 U.S. patents and 32 foreign patents which will expire during the period from 2009 through 2026, and have another 57 patents pending.

        We own or have applied for certain trademarks which protect and identify our products. Our trademarks and service marks include the following registered marks: MOCON®, AQUATRACE®, AQUATRAN®, AROMATRAN®, AROMATRAX®, BASELINE®, BEVALERT®, COULOX®, HERSCH®, LIPPKE®, OPTIPERM®, OX-TRAN®, PAC CHECK®, PAC GUARD®, PERMATRAN-C®, PERMATRAN-W®, PETROALERT®, piD-TECH®, QUICK START®, SKYE® and VERICAP®. Our trademarks and service marks have a life of 10 to 20 years, and are subject to periodic maintenance which may be extended in accordance with applicable law.

Marketing and Customers; Distribution Methods

        We market our products and services throughout the United States and in over 60 foreign markets. We use a direct sales force of approximately 20 employees and approximately 15 independent sales representatives to market and sell our products and services to end users in the United States, Canada, Germany and China, and use a network of approximately 55 independent sales representatives to market, service and sell our products and services in other foreign countries. To our knowledge, none of our independent sales representatives sell a material amount of product manufactured by any of our competitors.

        For information concerning our export sales by geographic area, see Note 13 of the notes to consolidated financial statements. We market products and services to research laboratories, production environments and quality control applications in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas and other industries. No single customer accounted for 10% or more of our consolidated sales in any of the fiscal years ended December 31, 2008, 2007 and 2006, and we do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance. One independent representative accounted for approximately 6% of our consolidated sales in each of the years 2008, 2007 and 2006.

Backlog

        As of December 31, 2008, our total backlog was $2,157,132 for all of our products as compared to $3,384,510 and $2,460,147 as of December 31, 2007 and 2006, respectively. We anticipate shipping the majority of the current backlog in 2009.

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

        We incurred expenses of $1,950,754, $2,030,157 and $1,942,786 during the fiscal years ended December 31, 2008, 2007 and 2006, respectively, for research and development (R&D) of our products. These amounts were approximately 7% of our consolidated sales for each of those three fiscal years. On an annual basis, we currently intend to spend approximately 6% to 8% of our consolidated sales on R&D in the future.

Working Capital Practices

        We strive to maintain a level of inventory that is appropriate given our projected sales. Our standard domestic payment terms are net 30 days and our international payment terms vary but generally range between 30 and 90 days. International sales are, in some cases, transacted pursuant to letters of credit.

Seasonality

        Our business is not seasonal in nature.

Employees

        As of December 31, 2008, we had approximately 130 full-time employees. Included in this total are approximately 15 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

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

         Current worldwide economic conditions may adversely affect our business, operating results and financial condition, as well as decrease our stock price.

        We believe that the deterioration in general worldwide economic conditions may result in our customers decreasing their capital expenditures. Our customers include pharmaceutical, food, medical and chemical companies, laboratories, government agencies and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. Any decrease in capital spending by any of these customer groups could have a material adverse effect on our sales, business and results of operations.

        Consistent with the above, our customers' and independent representatives' ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. In addition, the worldwide economic crisis may adversely impact our suppliers' ability to provide us with materials and components, which could adversely affect our business and operating results. Like many other stocks, our stock price has decreased recently and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could further decrease.

         Some of the markets in which we operate have experienced minimal growth in recent years, and our ability to increase our sales will depend in part on our ability to develop new products, develop new applications for our existing products or acquire complementary businesses and product lines.

        We have identified a number of strategies that we believe will allow us to grow our business and increase our sales in markets experiencing minimal growth, including developing new products and technologies, developing new applications for our technologies, acquiring complementary businesses and product lines, and strengthening our sales force. However, we can make no assurance that we will be able to successfully implement these strategies, or that these strategies will result in the growth of our business or an increase in our sales.

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

        The markets for our products and services are characterized by rapid and significant technological change and evolving industry standards. As a result of such changes and evolving standards, our products may become noncompetitive or obsolete and we may have to develop new products in order to maintain or increase our sales. New product introductions that are responsive to these factors require significant planning, design, development and testing at the technological, product and manufacturing process levels, and we may not be able to timely develop new products. In addition, industry acceptance of new technologies that we may develop may be slow due to, among other things, existing regulations or standards written specifically for older technologies and general unfamiliarity of users with new technologies. As a result, any new products that we may develop may not generate any meaningful sales or profits for us for a number of years, if at all.

         A significant portion of our sales are generated from foreign countries and selling in foreign countries entails a number of risks which could result in a decrease in our sales or an increase in our operating expenses.

        Sales outside the United States accounted for approximately 56% of our sales in 2008 and approximately 52% and 55% of our sales in 2007 and 2006, respectively. We expect that foreign sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following:

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

        We hold patents relating to various aspects of our products and believe that proprietary technical know-how is critical to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Our competitors may initiate litigation to challenge the validity of our patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents or if we initiate any proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, it could have a material adverse effect on our business and results of operations. There may also be pending or issued patents held by parties not affiliated with us that relate to our products or technologies and we may need to acquire licenses to any such patents to continue selling some or all of our products. If we had to obtain any such license in order to be able to continue to sell some or all of our products, we may not be able to do so on terms that were favorable to us, if at all.

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

        The efficient operation of our business depends on our management information systems. We rely on our management information systems to effectively manage accounting and financial functions, order entry, order fulfillment and inventory replenishment. The failure of our management information systems to perform could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer. In addition, our management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss, or other computer systems, internet, telecommunications or data network failures. Any such interruption could adversely affect our business and results of operations.

         The market price of our common stock has fluctuated significantly in the past and will likely continue to do so in the future and any broad market fluctuations may materially adversely affect the market price of our common stock.

        The market price of our common stock has been volatile in the past, ranging from a high sales price of $11.83 and a low sales price of $6.70 during 2008, and several factors could cause the price to fluctuate substantially in the future. These factors include:

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

         Complying with securities laws and regulations is costly for us.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations promulgated by the SEC and Nasdaq, are creating particular challenges for smaller publicly-held companies like us. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal control over financial reporting have required, and will continue to require, the expenditure of significant financial and managerial resources.

         If we experience any increase in the cost of raw materials or supplies, we may experience a decrease in profit margins.

        In the past, the overall cost of the materials that we purchase has not risen much more than the rate of inflation. We believe that the price of our products and the prices of our competitors' products is a significant factor affecting our customers' buying decisions and consequently, we may not be able to pass along any cost increases in raw materials and supplies in the form of price increases or sustain profit margins that we have achieved in prior years.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease an aggregate of 61,375 square feet of office, engineering, laboratory and production space in Minnesota, Texas, Germany and China. We believe that all of our facilities are generally adequate for their present operations and that suitable space is readily available if any of our leases are not extended.

        Our headquarters and operations occupy approximately 47,200 square feet of space in Minneapolis, Minnesota. This space is leased until June 2010.

        Microanalytics' operations occupy approximately 5,100 square feet of space in the metropolitan area of Austin, Texas. This space is leased until August 2009.

        Lippke's operations are located in Neuwied, Germany, and occupy approximately 8,075 square feet. This space is leased until July 2018.

        The MOCON (Shanghai) Trading Co., Ltd. operations are located in Shanghai, China, and occupy approximately 1,000 square feet. This space is leased until December 2009.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our security holders during the fourth quarter of 2008.

ITEM 4A.    EXECUTIVE OFFICERS OF REGISTRANT

        Our executive officers, their ages and their offices held, as of March 20, 2009, are as follows:

Name	Age	Title
Robert L. Demorest	63	Chairman of the Board, President and Chief Executive Officer, MOCON, Inc.
Daniel W. Mayer	58	Executive Vice President, MOCON, Inc.
Darrell B. Lee	60	Vice President, Chief Financial Officer, Treasurer and Secretary, MOCON, Inc.
Douglas J. Lindemann	51	Vice President and General Manager, MOCON, Inc.
Robert E. Forsberg	53	President, Baseline-MOCON, Inc.

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

        Mr. Robert E. Forsberg has been the President of Baseline-MOCON, Inc. for more than five years.

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

	2008			2007
Fiscal Period	High	Low	Dividend	High	Low	Dividend
1st Quarter	$11.83	$9.64	$0.080	$13.98	$11.00	$0.075
2nd Quarter	11.30	10.23	0.085	14.10	10.87	0.080
3rd Quarter	11.44	9.63	0.085	11.83	10.01	0.080
4th Quarter	11.24	6.70	0.090	12.26	10.00	0.080

        We have paid quarterly cash dividends without interruption or decline since 1988. Cash dividends paid in 2008, 2007 and 2006 totaled $1,835,707, $1,703,965 and $1,627,849, respectively. Our Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on our common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board.

        For information concerning securities authorized for issuance under equity compensation plans, please see Part III—Item 12.

Record Holders

        As of March 20, 2009, there were 279 record holders of our common stock.

Issuer Repurchases of Equity Securities

        The following table shows our stock repurchase activity during the fourth quarter ended December 31, 2008:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount of Authorization Remaining Under the Plan
October 1, 2008 through October 31, 2008	—	—	—	—
November 1, 2008 through November 30, 2008	2,044	$7.80	2,044	$1,618,954
December 1, 2008 through December 31, 2008	5,143	$7.95	5,143	$1,578,047

(1)
On November 9, 2005, our Board of Directors authorized the repurchase of up to a total of $2,000,000 of our common stock. This program has no expiration date, but may be suspended or discontinued at any time by our Board of Directors. We purchased 7,187 shares during the periods indicated above under this program which, when combined with repurchases made in prior periods leaves $1,578,047 remaining in this authorization as of December 31, 2008.

        Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2008.

Recent Sales of Unregistered Securities

        During the fourth quarter and year ended December 31, 2008, we did not issue or sell any shares of our common stock or other equity securities of MOCON without registration under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$29,696	$27,397	$26,290	$24,582	$24,965
Net income	4,059	3,805	3,911	2,915	2,429
Net income per common share:
Basic	0.73	0.69	0.72	0.54	0.45
Diluted	0.72	0.67	0.71	0.53	0.44
Cash dividends declared per share	0.34	0.315	0.30	0.285	0.265

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Current assets	$22,357	$21,306	$21,023	$18,257	$16,724
Total assets	32,953	29,673	26,877	23,657	22,516
Current liabilities	4,464	3,949	4,817	4,418	4,772
Noncurrent liabilities	271	339	100	440	543
Stockholders' equity	28,218	25,385	21,960	18,799	17,201

        Sales for the years 2005 and 2004 do not include $22,397 and $143,316, respectively, for sales from the Vaculok product line, which was sold in 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties including those discussed under the heading "Item 1A. Risk Factors" and elsewhere in this report. For more information, see "Part I Item 1 Business—Forward-Looking Statements" of this report. The following discussion of the results of the operations and financial condition of MOCON should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report.

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

        Historically, a significant portion of our sales have come from international customers. In this regard, we acquired our subsidiary in Germany in 2004 to solidify our presence and opportunities in Europe. Similarly, we opened our office in Shanghai, China in 2007 to better serve our Asian customers.

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

Significant Transactions and Financial Trends

        Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce our earnings, and materially affect our financial results and financial position. Significant transactions and events that affected our 2008 financial results and position included the moving of our German office to a new facility. Significant transactions, such as the sale of our Lab Connections subsidiary in 2006, result from unique facts and circumstances and, given their nature, some of these items will likely not recur with similar materiality or impact on our continuing operations.

        Our international sales have historically accounted for a significant portion of our revenues, and we expect our international sales, as a percentage of total sales, to continue to increase for the foreseeable future.

        Our research and development costs were approximately 7% of our consolidated sales for the years 2008, 2007 and 2006. On an annual basis, we intend to spend approximately 6% to 8% of our sales on research and development in the future.

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

Revenue Recognition

        We recognize revenue when it is realized or realizable and earned. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, we consider revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Our terms are F.O.B. shipping point with no right of return, and customer acceptance of its products is not required. The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. We do not have distributors who stock our equipment. We do not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

        Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts, in accordance with FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

        Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. If products or services are sold on a standalone basis, revenue is recognized as the products or services are delivered. When products or services are sold as part of a multiple element arrangement, the Company allocates revenue on a relative fair value basis.

Allowance for Doubtful Accounts and Sales Returns

        Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns. The reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions. We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2008 and 2007, we had $137,182 and $125,797, respectively, reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for Excess and Obsolete Inventories

        We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product. We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise. As of December 31, 2008 and 2007, we had $303,823 and $335,344, respectively, accrued for excess and obsolete inventories.

Recoverability of Long-Lived Assets

        We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges. We did not record any long-lived asset impairment charges in 2008, 2007 or 2006.

Accrued Product Warranties

        Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Additional warranty reserves are also accrued for major rework campaigns. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors. As of December 31, 2008 and 2007, we had $229,087 and $201,373, respectively, accrued for future estimated warranty claims.

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

        Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. At December 31, 2008 and 2007, we provided a valuation allowance in the amounts of $364,000 and $324,000, respectively, against our net deferred tax assets, related primarily to the long-term capital loss carryforward.

        On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Under FIN 48, once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have recognized a tax accrual in the amount of $216,000 for estimated exposures associated with uncertain tax positions and periodically adjust this accrual when facts and circumstances change. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are significantly different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

Results of Operations

        The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for fiscal years ended December 31, 2008, 2007 and 2006. Our historical financial data were derived from our consolidated financial statements and related notes included in Item 8 of this report.

	Percent of Sales
	2008	2007	2006
Sales	100.0	100.0	100.0
Cost of sales	40.8	41.6	42.4

Gross profit	59.2	58.4	57.6
Selling, general and administrative expenses	34.2	31.5	29.4
Research and development expenses	6.6	7.4	7.4

Operating income	18.4	19.5	20.8
Other income, net	2.0	2.1	1.5

Income before income taxes	20.4	21.6	22.3
Income taxes	6.7	7.7	7.5

Income from continuing operations	13.7	13.9	14.8
Gain from discontinued operations,
net of tax	—	—	0.1

Net income	13.7	13.9	14.9

        The following table summarizes total sales by product line for 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Permeation products and services	$15,850,027	$14,428,823	$14,604,579
Gas, headspace and other analyzer products
and services	12,490,244	11,478,501	10,072,101
Other instruments and services	1,355,435	1,489,258	1,613,295

Total sales	$29,695,706	$27,396,582	$26,289,975

        The following table sets forth the relationship between various components of domestic and foreign sales for 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Domestic sales	$12,960,723	$13,160,268	$11,924,805
Foreign Sales:
Europe	7,836,335	6,595,075	7,360,019
Asia	6,144,822	5,309,901	4,842,523
Other	2,753,826	2,331,338	2,162,628

Total foreign sales	16,734,983	14,236,314	14,365,170

Total sales	$29,695,706	$27,396,582	$26,289,975

Sales

  Fiscal 2008 vs. Fiscal 2007

        Sales for 2008 were $29,696,000, an increase of 8% compared to $27,397,000 for 2007. This increase in sales was primarily the result of the increased volume of our permeation products and services, gas analyzer instruments and sensors, and packaging products. These increases were partially offset by decreases in the sale of weighing and pharmaceutical products and gas chromatography instruments and services. Our domestic sales were $12,961,000, or 44% of total sales in 2008, a 2% decrease compared to $13,160,000, or 48% of sales in 2007. Our foreign sales were $16,735,000, or 56% of total sales in 2008, an increase of 18% compared to $14,236,000, or 52% of sales in 2007. The overall sales volume increase in 2008 was driven by an increased demand as a result of enhanced marketing efforts in our foreign markets, which offset a slight decline in sales in our domestic markets. The impact of any price increases was not significant in 2008.

        Permeation Products and Services—Sales of our permeation products and services, which accounted for 53% of our consolidated sales in both 2008 and 2007, increased $1,421,000, or 10% in 2008 compared to 2007. This increase in permeation sales was primarily due to a 21% increase in foreign sales. We believe that product introductions in recent years, specifically the PERMATRAN-W Model 1/50 (lower price point product for less sensitivity in water vapor measurement), and growing acceptance of the AQUATRAN (for increased sensitivity in measuring water vapor) were factors in this growth. Domestic sales declined 11% from 2007 to 2008, which we believe is attributable to the slowdown in the U.S. economy in the second half of the year.

        Gas, Headspace and Other Analyzer Products and Services—Sales of our gas, headspace, and other analyzer products and services, which accounted for 42% our consolidated sales in both 2008 and 2007, increased $1,012,000, or 9% in 2008 compared to 2007. Within this group, sales of our gas analyzers and sensors through our Baseline subsidiary, which accounted for 23% and 21% of our 2008 and 2007 consolidated sales, respectively, increased $1,016,000, or 18% in 2008 to $6,679,000 compared to $5,663,000 in 2007. This was due primarily to increased shipments of the piD-TECH Plus to the OEM portable sensor market, which increase was offset somewhat by a decrease in the sales of gas chromatographs. Sales of total hydrocarbon analyzer instruments were essentially the same in both years. Baseline's domestic sales increased $820,000, or 24% in 2008 compared to 2007, and foreign sales increased $196,000, or 9% over the same period.

        Sales of our packaging products (headspace analyzers and leak detection), which accounted for 16% and 17% of our consolidated sales in 2008 and 2007, respectively, increased $137,000, or 3% in 2008 to $4,822,000 compared to $4,685,000 in 2007. The increase resulted from sales of our Lippke 4000 leak detection instrument primarily in the European markets as well as continued market acceptance of our PAC CHECK series of analyzers generally used for headspace analysis. Our emphasis on the international markets resulted in a 19% increase in sales outside the U.S. of packaging products in 2008 over 2007, and our entry into the medical device market in 2008 contributed to the overall sales increase.

        Sales of our weighing and pharmaceutical products, which accounted for 3% and 4% of our consolidated sales in 2008 and 2007, respectively, decreased $141,000, or 12% in 2008 compared to 2007. The decrease resulted from decreased demand in both our domestic and foreign markets. Our weighing and pharmaceutical products group consists of a relatively fewer number of products compared to our other product groups and will typically experience significant fluctuations in demand.

        Other Instruments and Services—Sales of our other instruments and services group, which accounted for 5% of our consolidated sales in both 2008 and 2007, decreased $134,000, or 9% in 2008 compared to 2007. This decrease was due primarily to lower sales of our consulting and testing laboratory services.

  Fiscal 2007 vs. Fiscal 2006

        Sales for 2007 were $27,397,000, an increase of 4% compared to $26,290,000 for 2006. This increase in sales was primarily the result of the increased volume of our gas analyzer and packaging products, together with increased domestic sales volume of our permeation products and services. These increases were partially offset by decreases in the foreign sales volume of our permeation products and services and a decline in the sale of weighing and pharmaceutical products. Our domestic sales were $13,160,000, or 48% of total sales in 2007, an increase of 10% compared to $11,925,000, or 45% of sales in 2006. Our foreign sales were $14,236,000, or 52% of total sales in 2007, a decrease of 1% compared to $14,365,000, or 55% of sales in 2006. The overall sales volume increase in 2007 was generally the result of increased demand primarily in our domestic markets. The impact of any price increases was not significant in 2007.

        Permeation Products and Services—Sales of our permeation products and services were $14,429,000 and $14,605,000 in 2007 and 2006, respectively, or approximately 53% and 56%, respectively, of our consolidated sales. The 1% decrease in permeation sales in 2007 compared to 2006 was primarily due to an $814,000, or 8% drop in foreign sales. Foreign sales had been favorably impacted in 2006 as a result of a large order from China in the amount of $659,000. By comparison, our domestic sales of permeation equipment and services increased by $638,000, or 14% in 2007 as compared to 2006. We believe that new product introductions, specifically the AQUATRAN (for increased sensitivity in measuring water vapor) and the OX-TRAN Model 2/10 (lower price point product for less sensitivity in oxygen measurement) were factors in this growth.

        Gas, Headspace and Other Analyzer Products and Services—Sales of our gas, headspace, and other analyzer products and services, which accounted for 42% and 38% of our consolidated sales in 2007 and 2006, respectively, increased $1,406,000, or 14% in 2007 compared to 2006. Within this group, sales of our gas analyzers and sensors through our Baseline subsidiary, which accounted for 21% and 18% of our 2007 and 2006 consolidated sales, respectively, increased $925,000, or 20% in 2007 to $5,663,000 compared to $4,738,000 in 2006. This increase was due primarily to shipments of the piD-TECH Plus to the OEM portable sensor market as well as ongoing shipments of our total hydrocarbon analyzers and gas chromatographs. Baseline's domestic sales increased $486,000, or 17% in 2007 compared to 2006, and foreign sales increased $439,000, or 24% over the same period.

        Sales of our packaging products (headspace analyzers and leak detection), which accounted for 17% and 15% of our consolidated sales in 2007 and 2006, respectively, increased $804,000, or 21% in 2007 to $4,685,000 compared to $3,881,000 in 2006. The increase resulted primarily from sales of our PAC CHECK series of analyzers and was evident in both our domestic and foreign markets.

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

Gross Profit

  Fiscal 2008 vs. Fiscal 2007

        Our gross profit percentages were 59.2% and 58.4% during 2008 and 2007, respectively. The increase in gross profit percentage resulted primarily from a higher concentration of permeation equipment sales, sales of new products which replaced older, less profitable items, and higher volume in our detector and sensor area which resulted in increased manufacturing efficiencies.

  Fiscal 2007 vs. Fiscal 2006

        Our gross profit percentages were 58.4% and 57.6% during 2007 and 2006, respectively. One strategic initiative for us in 2007 was to improve our product margins. The increase in gross profit percentage resulted primarily from sales of some of our new products that carried higher margins.

Selling, General and Administrative Expenses

  Fiscal 2008 vs. Fiscal 2007

        Selling, general and administrative expenses were $10,170,000 and $8,644,000, or 34.2% and 31.5% of sales in 2008 and 2007, respectively. The increase of $1,526,000 was due primarily to the following: higher salaries and benefits relating to annual wage increases and a 5% increase in average headcount; increased travel, marketing and promotion expenses related to our increased emphasis in foreign markets; and increased professional fees.

  Fiscal 2007 vs. Fiscal 2006

        Selling, general and administrative expenses were $8,644,000 and $7,736,000, or 31.5% and 29.4% of sales in 2007 and 2006, respectively. The increase of $908,000 was due primarily to a higher headcount and related hiring expenses, increased stock option expense, increased SOX 404 compliance costs and the expenses related to the opening and ongoing costs associated with the sales and technical support office in China.

Research and Development Expenses

  Fiscal 2008 vs. Fiscal 2007

        Research and development (R&D) expenses were $1,951,000 and $2,030,000 in 2008 and 2007, respectively, or 6.6% and 7.4% of sales, respectively. The relatively consistent spending between years was in line with our 2008 R&D plan. For the foreseeable future, we intend to allocate on an annual basis approximately 6% to 8% of sales to research and development. We believe continued R&D expenditures are necessary as we develop new products to expand revenue opportunities in our niche markets and remain competitive.

  Fiscal 2007 vs. Fiscal 2006

        Research and development (R&D) expenses were $2,030,000 and $1,943,000 in 2007 and 2006, respectively, or 7.4% of sales in both periods. The increase of $87,000 in 2007 compared to 2006 was in line with our plan to continue to develop products that meet our customers' needs.

Other Income, Net

        Other income, net for 2008, 2007 and 2006 was as follows:

	Years Ended December 31,
	2008	2007	2006
Interest income on investments	$575,094	$565,441	$412,882
Foreign currency exchange gain (loss)	12,500	1,165	(19,152)
Other	1,317	13,668	2,485

Total other income	$588,911	$580,274	$396,215

        Interest income increased slightly in 2008, as compared to 2007, primarily due to higher average invested balances of cash and marketable securities, partially offset by lower average yields. Total cash and marketable securities increased approximately $1,084,000 from December 31, 2007 to December 31, 2008. Interest income increased approximately $153,000 in 2007, as compared to 2006, due primarily to higher invested balances of cash and marketable securities.

Income Tax Expense

        Our provision for income taxes from continuing operations for 2008 was $1,990,000, or 32.9% of income before income taxes, compared to $2,113,000, or 35.7% of income before income taxes for 2007. This year over year decrease in the effective tax rate was due primarily to the increased amount of tax-exempt interest earned, lower statutory tax rates in Germany in 2008, and a reduction in the tax contingency accrual.

        Our provision for income taxes from continuing operations for 2007 was $2,113,000, or 35.7% of income before income taxes, compared to $1,968,000, or 33.6% of income before income taxes for 2006. This year over year increase in the effective tax rate was due to higher state income taxes, the expiration of certain export incentives in 2007 and increased non-deductible stock option compensation expense in 2007.

        Our provision for income taxes from continuing operations for 2006 was $1,968,000, or 33.6% of income before income taxes, a three percentage point increase over 2005. The increase in the effective tax rate was due primarily to stock option compensation recognized in 2006 for the first time, which was not tax deductible, and a reduction in the tax contingency accrual in 2005 resulting from an Internal Revenue Service examination. The provision for 2006 was favorably impacted by the resolution of a proposed income tax assessment in the state of New Jersey, which reduced income tax expense by approximately $50,000. Also, because the sale of Lab Connections generated a taxable loss, there was no provision applicable to the $92,345 gain that was realized in the first quarter 2006. The taxable loss of approximately $650,000 results in a long-term capital loss carryforward which produces a deferred tax asset. Because it is currently unlikely that we will incur a long-term capital gain in the foreseeable future to offset against this loss, we have established a valuation allowance against the entire deferred tax asset relating to the capital loss carryforward.

        We anticipate our effective tax rate for the full year 2009 will range between 31% and 36%.

Inflation

        We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Liquidity and Capital Resources

        Total cash, cash equivalents and marketable securities increased $1,084,035 during 2008 to $16,108,916 as of December 31, 2008, compared to $15,024,881 at December 31, 2007. We describe the reasons for this increase below under the caption "Cash Flows from Operating Activities." Our working capital as of December 31, 2008 increased $535,715 to $17,892,779, compared to $17,357,064 at December 31, 2007.

        We invest a large portion of our available cash in highly liquid certificates of deposit, municipal bonds, United States treasury obligations and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain. We do not have any investments in auction rate or hard-to-value securities.

        We have historically financed our operations and capital equipment requirements through cash flows generated from operations. We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations and working capital, capital expenditures, dividend payments and authorized stock repurchases. While we strive to maintain appropriate inventory levels, we recently have increased certain quantities primarily related to new product offerings. Our belief is based on current business operations and economic conditions and assumes that we continue to operate our business in the ordinary course. However, one of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies. If the cost of one or more acquisition opportunities exceeds our existing cash resources, we may need to fund such activities, should they arise, with a portion of our cash balances and debt and/or equity financing. We currently do not have any committed lines of credit or other credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms. Any plan to raise additional capital may involve an equity-based or equity-linked financing, which may be dilutive to existing shareholders. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share. As of December 31, 2008, we had no commitments for any material capital expenditures.

Cash Flow

  Cash Flows from Operating Activities

        Our primary source of funds is cash provided by operating activities. Cash flow from operating activities totaled $3,602,330, $4,234,402 and $4,956,818 in 2008, 2007 and 2006, respectively. In 2008, cash provided by operating activities decreased by $632,072 compared to 2007. This decrease was due primarily to the year-over-year increases in inventories and prepaid income taxes. In 2007, cash provided by operating activities decreased by $722,416 compared to 2006. This decrease was due primarily to the year-over-year increase in inventories due to stronger fourth quarter order volume, and a decrease in accrued income taxes offset by a reduction in trade accounts receivable. Working capital requirements typically will increase or decrease with changes in the level of sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Income tax payments and any employee incentive payments affect the timing of our operating cash flow as they are accrued throughout the year but paid on a quarterly, semi-annual or annual basis.

  Cash Flows from Investing Activities

        Cash used in investing activities totaled $2,694,376 in 2008 as compared to $1,742,584 in 2007 and $3,333,377 in 2006. Cash used for investment purchases, net of maturities, was $1,760,416, $703,509 and $2,949,807 in 2008, 2007 and 2006, respectively. Purchases of property, plant and equipment totaled $719,641 in 2008, primarily for renovation of our Colorado offices and additions of office, manufacturing and laboratory equipment, as compared to $436,527 and $462,324 in 2007 and 2006, respectively. Cash received from the sale of our Lab Connections subsidiary was $478,721 in 2006. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations.

        Cash paid for acquisitions in 2007 and 2006 of $574,568 and $433,339, respectively, were related to our purchase of Lippke. These amounts resulted from an adjustment of the required earnout payments between the minimum amount originally recorded and the amount paid, based on actual earnings of Lippke.

  Cash Flows from Financing Activities

        Cash used in financing activities totaled $1,391,087 in 2008 as compared to $1,182,173 in 2007 and $1,183,512 in 2006. The primary use of cash for financing activities in 2008, 2007 and 2006 was for the payment of dividends to our shareholders, in the amounts of $1,835,707, $1,703,965 and $1,627,849, respectively.

        Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock. During 2008, we repurchased a total of $58,828 of our common stock, leaving a remaining balance of $1,578,047 in this authorization.

        Cash flow from the exercise of stock options generated $478,878, $461,374 and $725,881, for the years 2008, 2007 and 2006, respectively.

Contractual Obligations

        The following table summarizes our future contractual cash obligations as of December 31, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$1,319	460	504	238	117
Inventory purchase obligations	1,545	1,513	32	—	—

Total contractual cash obligations	$2,864	1,973	536	238	117

        We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 on January 1, 2007. We had $289,000 of gross unrecognized tax benefits as of the date of adoption and $216,000 and $279,000 at December 31, 2008 and 2007, respectively. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. Due to the uncertainty regarding the timing of these liabilities, we have excluded these amounts from the contractual obligations table.

        We are parties to a severance agreement with five of our executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive's current annual salary depending on the reason for termination.

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

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement (SFAS 157). This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for us beginning in 2008. The effective date for this statement for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year. We adopted the provisions of SFAS 157 related to financial assets and financial liabilities on January 1, 2008. This statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. Although the adoption of SFAS 157 for financial assets and liabilities did not impact our consolidated financial statements, additional disclosures about fair value measurements may be required.

        SFAS 157 establishes a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity.

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

        In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 28, 2008. The implementation of FAS 157-3 did not have an effect on our consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. We will be required to apply the guidance of SFAS 141(R) to any business combinations completed on or after January 1, 2009.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), an amendment of SFAS No. 133. SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. The intent is to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under

SFAS 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet those objectives, the Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for us beginning in 2009. We currently have no derivative instruments or hedging activities but will assess the impact of SFAS 161 if and when we engage in these types of transactions.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Substantially all of our marketable securities, the majority of which are insured by the FDIC, are at fixed interest rates and mature within two years; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal. Based on our average invested cash balances during 2008, a 1% (100 basis points) decrease in the interest rate on such balances would result in a reduction in interest income of approximately $156,000 on an annual basis.

Foreign Currency Exchange Risk

        Historically, in excess of 50% of our consolidated sales have been to international destinations. Since we invoice most of these customers in U.S. dollars, we do not have significant exposure to foreign currency transaction risk. We invoice a small amount to our international customers in their local currency which exposes us to some transaction gain or loss when converting their payments into U.S. dollars. We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss. However, these have not resulted in material amounts in the past. Our foreign operations expose us to foreign currency exchange risk when the euro and yuan currency results of operations are translated to U.S. dollars. While we historically have not experienced any material foreign currency translation losses, we may engage in hedging activity in the future to minimize this risk. Our net investment in foreign subsidiary translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity, and would not impact our net income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and Report of Independent Registered Public Accounting Firm are included beginning on page F-1 of this annual report on Form 10-K and are incorporated herein by reference.

 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2008:
Sales	$7,462	$7,379	$7,429	$7,426
Gross profit	4,308	4,400	4,563	4,310
Net income	886	1,051	1,082	1,040
Net income per common share:
Basic	$0.16	$0.19	$0.19	$0.19
Diluted	0.16	0.18	0.19	0.19
2007:
Sales	$6,876	$6,658	$6,820	$7,043
Gross profit	3,940	3,827	3,923	4,322
Net income	833	932	955	1,085
Net income per common share:
Basic	$0.15	$0.17	$0.17	$0.20
Diluted	0.15	0.16	0.17	0.19

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

Management's Report on Internal Control over Financial Reporting

        MOCON's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

        During the fourth quarter 2008, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

        Our Code of Ethics applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, and meets the requirements of the rules and regulations of the Securities and Exchange Commission. We will disclose any amendments to, and any waivers from a provision of, our Code of Ethics on a Form 8-K filed with the Securities and Exchange Commission. We make available, free of charge and through our website, to any shareholder who requests, the charters of our board committees and our Code of Ethics. Our website is www.mocon.com.

        To request a copy of the charters of our board committees or our Code of Ethics, write to us at:

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

        The following table summarizes outstanding options under our equity compensation plans as of December 31, 2008. Our only equity compensation plans as of December 31, 2008 were the MOCON, Inc. 2006 Stock Incentive Plan and the MOCON, Inc. 1998 Stock Option Plan. The MOCON, Inc. 1998 Stock Option Plan has terminated with respect to future grants. Options and other stock incentive awards to be granted in the future under the MOCON, Inc. 2006 Stock Incentive Plan are within the discretion of our Board of Directors and the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	848,562	$8.81	232,000
Equity compensation plans not approved by security holders	—	—	—

Total	848,562		232,000

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

        A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 20, 2009, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn: Shareholder Information.

        The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a):

  A.
  MOCON, Inc. 1998 Stock Option Plan, as amended, (incorporated by reference to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)).

  B.
  Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)).

  C.
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

  G.
  Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)).

  H.
  2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan for 2003 and subsequent years (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-09273)).

  I.
  Description of Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)).

  J.
  Description of Non-Employee Director Compensation Arrangements (filed herewith).

  K.
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

        Under date of March 31, 2009, we reported on the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, as contained in this annual report on Form 10-K for the year 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Minneapolis, Minnesota
March 31, 2009

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009	MOCON, INC.
	By:	/s/ ROBERT L. DEMOREST Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ DARRELL B. LEE Darrell B. Lee, Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 31, 2009.

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

December 31, 2008, 2007 and 2006

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

        We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Minneapolis, Minnesota March 31, 2009

MOCON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,553,479	$5,207,105
Marketable securities, current	7,087,373	7,028,812
Trade accounts receivable, less allowance for doubtful accounts of $137,182 in 2008 and $125,797 in 2007	4,514,359	4,291,224
Other receivables	255,923	186,273
Inventories	4,731,859	3,965,446
Prepaid income taxes	465,641	—
Prepaid expenses—other	385,264	335,104
Deferred income taxes	362,773	291,943

Total current assets	22,356,671	21,305,907

Marketable securities, noncurrent	4,468,064	2,788,964
Property, plant, and equipment, net	1,826,269	1,583,387
Other assets:
Goodwill	3,267,926	3,096,317
Technology rights and other intangibles, net	659,298	572,675
Deferred income taxes	298,094	252,729
Other	76,905	73,518

Total other assets	4,302,223	3,995,239

Total assets	$32,953,227	$29,673,497

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,676,448	$1,357,971
Accrued compensation and vacation	1,498,428	1,340,500
Other accrued expenses	310,828	304,750
Accrued product warranties	229,087	201,373
Accrued income taxes	—	68,670
Dividends payable	503,308	442,244
Deferred revenue	245,793	233,335

Total current liabilities	4,463,892	3,948,843

Obligations to former employees	55,522	60,387
Accrued income taxes	215,820	279,000

Total noncurrent liabilities	271,342	339,387

Total liabilities	4,735,234	4,288,230

Commitments and contingencies (Note 7)
Stockholders' equity:
Capital stock—undesignated. Authorized 3,000,000 shares	—	—
Common stock—$0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,592,314 shares in 2008 and 5,528,051 shares in 2007	559,231	552,805
Capital in excess of par value	2,868,669	2,127,183
Retained earnings	24,268,266	22,106,178
Accumulated other comprehensive income	521,827	599,101

Total stockholders' equity	28,217,993	25,385,267

Total liabilities and stockholders' equity	$32,953,227	$29,673,497

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Sales:
Products	$28,016,390	$25,659,362	$24,464,091
Consulting services	1,679,316	1,737,220	1,825,884

Total sales	29,695,706	27,396,582	26,289,975

Cost of sales:
Products	11,136,392	10,398,764	10,181,366
Consulting services	978,529	985,879	969,988

Total cost of sales	12,114,921	11,384,643	11,151,354

Gross profit	17,580,785	16,011,939	15,138,621
Selling, general and administrative expenses	10,170,083	8,643,735	7,735,524
Research and development expenses	1,950,754	2,030,157	1,942,786

Operating income	5,459,948	5,338,047	5,460,311
Other income, net	588,911	580,274	396,215

Income before income taxes	6,048,859	5,918,321	5,856,526
Income taxes	1,990,000	2,113,000	1,968,225

Income from continuing operations	4,058,859	3,805,321	3,888,301
Gain from discontinued operations, net of tax	—	—	22,225

Net income	$4,058,859	$3,805,321	$3,910,526

Basic net income per common share:
Income from continuing operations	$0.73	$0.69	$0.72
Gain from discontinued operations	—	—	—

Basic net income per common share	$0.73	$0.69	$0.72

Basic weighted average common shares outstanding:	5,565,801	5,500,767	5,429,511

Diluted net income per common share:
Income from continuing operations	$0.72	$0.67	$0.71
Gain from discontinued operations	—	—	—

Diluted net income per common share	$0.72	$0.67	$0.71

Diluted weighted average common shares outstanding:	5,649,208	5,682,562	5,525,483

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2008, 2007 and 2006

	Common stock
					Accumulated other comprehensive (loss) income
	Number of shares	Amount	Capital in excess of par value	Retained earnings		Total
Balance, December 31, 2005	5,403,573	$540,357	$592,796	$17,759,120	$(93,655)	$18,798,618
Stock options exercised	118,775	11,878	826,066	—	—	837,944
Purchase and retirement of common stock	(53,073)	(5,307)	(469,881)	—	—	(475,188)
Dividends declared ($0.30 per share)	—	—	—	(1,632,777)	—	(1,632,777)
Stock-based compensation expense	—	—	187,553	—	—	187,553
Tax benefit on stock plans	—	—	81,581	—	—	81,581
Net income	—	—	—	3,910,526	—	3,910,526
Cumulative translation adjustment	—	—	—	—	246,061	246,061
Adjustment for unrealized gain on marketable equity securities	—	—	—	—	5,655	5,655

Comprehensive income						4,162,242

Balance, December 31, 2006	5,469,275	546,928	1,218,115	20,036,869	158,061	21,959,973
Stock options exercised	58,776	5,877	455,497	—	—	461,374
Dividends declared ($0.315 per share)	—	—	—	(1,736,012)	—	(1,736,012)
Stock-based compensation expense	—	—	393,153	—	—	393,153
Tax benefit on stock plans	—	—	60,418	—	—	60,418
Net income	—	—	—	3,805,321	—	3,805,321
Cumulative translation adjustment	—	—	—	—	414,281	414,281
Adjustment for unrealized gain on marketable equity securities	—	—	—	—	26,759	26,759

Comprehensive income						4,246,361

Balance, December 31, 2007	5,528,051	552,805	2,127,183	22,106,178	599,101	25,385,267
Stock options exercised	79,183	7,918	553,460	—	—	561,378
Purchase and retirement of common stock	(14,920)	(1,492)	(139,836)	—	—	(141,328)
Dividends declared ($0.34 per share)	—	—	—	(1,896,771)	—	(1,896,771)
Stock-based compensation expense	—	—	303,292	—	—	303,292
Tax benefit on stock plans	—	—	24,570	—	—	24,570
Net income	—	—	—	4,058,859	—	4,058,859
Cumulative translation adjustment	—	—	—	—	(54,518)	(54,518)
Amortization of cumulative unrealized gain on marketable securities	—	—	—	—	(22,756)	(22,756)

Comprehensive income						3,981,585

Balance, December 31, 2008	5,592,314	$559,231	$2,868,669	$24,268,266	$521,827	$28,217,993

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$4,058,859	$3,805,321	$3,910,526
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations, net of tax	—	—	(22,225)
Stock-based compensation expense	303,292	393,153	187,553
Loss (gain) on disposition of long-term assets	33,967	26,009	(147,457)
Depreciation and amortization	582,767	576,059	733,183
Deferred income taxes	(118,456)	116,696	23,228
Excess tax benefit from employee stock plans	(24,570)	(60,418)	(81,581)
Changes in operating assets and liabilities, net of divestiture in 2006:
Trade accounts receivable	(12,146)	226,148	(149,279)
Other receivables	(70,230)	(18,182)	(41,033)
Inventories	(796,400)	(289,435)	331,593
Prepaid income taxes	(476,565)	—	—
Prepaid expenses—other	(52,948)	(82,246)	61,798
Accounts payable	61,065	50,617	142,671
Accrued compensation and vacation	167,393	(18,891)	276,279
Other accrued expenses	8,962	(19,674)	(126,826)
Accrued product warranties	30,280	(50,945)	(53,748)
Accrued income taxes	(105,441)	(202,180)	(87,864)
Deferred revenue	12,501	(217,630)	—

Net cash provided by operating activities	3,602,330	4,234,402	4,956,818
Cash flows from investing activities:
Purchases of marketable securities	(8,916,510)	(9,822,218)	(9,512,296)
Proceeds from sales or maturities of marketable securities	7,156,094	9,118,709	6,562,489
Cash paid for acquisitions	—	(574,568)	(433,339)
Proceeds from sale of subsidiary	—	—	478,721
Purchases of property, plant and equipment	(719,641)	(436,527)	(462,324)
Proceeds from sale of fixed assets	7,554	9,595	139,534
Purchases of patents and trademarks	(218,486)	(136,065)	(99,291)
Other	(3,387)	98,490	(6,871)

Net cash used in investing activities	(2,694,376)	(1,742,584)	(3,333,377)
Cash flows from financing activities:
Proceeds from the exercise of stock options	478,878	461,374	725,881
Purchases and retirement of common stock	(58,828)	—	(363,125)
Excess tax benefit from employee stock plans	24,570	60,418	81,581
Dividends paid	(1,835,707)	(1,703,965)	(1,627,849)

Net cash used in financing activities	(1,391,087)	(1,182,173)	(1,183,512)

Discontinued operations:
Net cash provided by investing activities	—	—	22,225

Net cash provided by discontinued operations	—	—	22,225

Effect of exchange rate changes on cash and cash equivalents	(170,493)	348,418	197,565
Net (decrease) increase in cash and cash equivalents	(653,626)	1,658,063	659,719
Cash and cash equivalents:
Beginning of year	5,207,105	3,549,042	2,889,323

End of year	$4,553,479	$5,207,105	$3,549,042

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,457,312	$2,208,601	$2,038,775
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$503,308	$442,244	$410,196
Unrealized holding gain on available-for-sale securities	—	26,759	5,655
Amortization of cumulative unrealized gain on marketable securities	(22,756)	—	—
Noncash purchase and retirement of common stock	(82,500)	—	(112,063)
Noncash exercise of stock options	82,500	—	112,063

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

  (b)
  Foreign Currency Translation

          The financial statements for operations outside the United States are maintained in their local currency. All assets and liabilities of the Company's foreign subsidiaries are translated to United States dollars at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income or loss in stockholders' equity. Gains and losses on foreign currency transactions are included in other income or loss.

  (c)
  Statements of Cash Flows

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          Cash equivalents consist of short-term investments which are readily convertible to cash.

  (d)
  Marketable Securities

          Marketable securities at December 31, 2008 and 2007 consist of United States government obligations, municipal bonds and certificates of deposit. The classification of our marketable securities was changed as of January 1, 2008 from available-for-sale to held-to-maturity. This change was made due to our current intent and ability to hold these securities until maturity or the call date as the case may be.

          Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost, that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security. Under the prior method, these securities were recorded at fair value and the unrealized holding gains and losses were excluded from income and reported as a separate component of stockholders' equity until realized.

          For debt securities outstanding at December 31, 2007, there was approximately $25,000 of unrealized gain that was recorded in stockholders' equity, which is being amortized over the

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

  remaining life of the securities. At December 31, 2008, the net cumulative unrealized gain was approximately $2,500.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

  Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

          Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. If products or services are sold on a standalone basis, revenue is recognized as the products or services are delivered. When products or services are sold as part of a multiple element arrangement, the Company allocates revenue on a relative fair value basis.

  (m)
  Advertising Costs

          The Company incurs advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was approximately $505,000, $353,000 and $458,000 in 2008, 2007 and 2006, respectively.

  (n)
  Research and Development Costs

          The Company complies with SFAS No. 2, Accounting for Research and Development Costs. Research and development expenditures relate to the development of new product hardware and software and enhancements to existing products. All such costs are expensed as incurred.

  (o)
  Net Income Per Common Share

          Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and potential dilutive common shares outstanding during the year.

  (p)
  Stock-Based Compensation

          The Company implemented the provisions of SFAS 123(R) effective January 1, 2006 using the modified prospective method, and therefore has not restated prior periods' results. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Under the provisions of SFAS 123(R), the Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. See Note 9 for additional information on stock-based compensation.

  (q)
  Recently Issued Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement (SFAS 157). This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

  expanded disclosures about estimates of fair value. This statement became effective for the Company beginning in 2008. The effective date for this statement for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year. The Company adopted the provisions of SFAS 157 related to financial assets and financial liabilities on January 1, 2008. This statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. Although the adoption of SFAS 157 for financial assets and liabilities did not impact the Company's consolidated financial statements, additional disclosures about fair value measurements may be required.

          SFAS 157 establishes a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity.

          In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and FSP FAS 157-2, Effective Date of FASB Statement No. 157. FSP FAS 157-1 removes leasing from the scope of SFAS 157, Fair Value Measurements. FSP FAS 157-2 delays the effective date of SFAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See SFAS 157 discussion above. Adoption of FSP FAS 157-1 did not have an effect on the Company's consolidated financial statements.

          In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 28, 2008. The implementation of FAS 157-3 did not have an effect on the Company's consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115 (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 was effective for the Company beginning in 2008 and was to be applied prospectively. As the Company did not elect to measure existing assets and liabilities at fair value, the adoption of this statement did not have an effect on its consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(1) Summary of Significant Accounting Policies (Continued)

  requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. The Company will be required to apply the guidance of SFAS 141(R) to any business combinations completed on or after January 1, 2009.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective for the Company beginning in 2009. The Company currently does not have any subsidiaries in which it holds a noncontrolling interest and, therefore, the Company believes this pronouncement will have no impact on its consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), an amendment of SFAS No. 133. SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. The intent is to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet those objectives, the Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company beginning in 2009. The Company currently has no derivative instruments or hedging activities but will assess the impact of SFAS 161 if and when it engages in these types of transactions.

          In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for the Company beginning in 2009. The Company is currently evaluating the impact of FSP FAS 142-3 on its consolidated financial statements.

  (r)
  Reclassifications

          Certain 2007 balance sheet amounts have been reclassified to conform to the 2008 presentation. Specifically, $233,335 was reclassified from accounts payable to deferred revenue.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(2) Marketable Securities

        The classification of our marketable securities was changed as of January 1, 2008 from available-for-sale to held-to-maturity. The amortized cost and fair value for held-to-maturity securities by major security type at December 31, 2008, and amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type at December 31, 2007 were as follows:

	2008
	Amortized Cost	Fair Value
Held-to-maturity:
Municipal bonds	$4,603,040	$4,614,136
Certificates of deposit	6,949,870	6,949,972
Unamortized holding gain on marketable securities	2,527	—

	$11,555,437	$11,564,108

	2007
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available for sale:
Municipal bonds	$9,177,519	$26,248	$(991)	$9,202,776
Certificates of deposit	614,974	26	—	615,000

	$9,792,493	$26,274	$(991)	$9,817,776

        There were no gross realized gains or losses for the years ended December 31, 2008, 2007 and 2006.

        Maturities of investment securities classified as held-to-maturity at December 31, 2008 and available-for-sale at December 31, 2007 were as follows:

	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$7,087,373	$7,105,317	$7,014,458	$7,028,812
Due after one year	4,465,537	4,458,791	2,778,035	2,788,964

	$11,552,910	$11,564,108	$9,792,493	$9,817,776

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(3) Inventories

        The major components of inventories at December 31, 2008 and 2007 were as follows:

	2008	2007
Finished products	$829,861	$687,979
Work-in-process	1,633,577	1,391,620
Raw materials	2,268,421	1,885,847

	$4,731,859	$3,965,446

(4) Property, Plant and Equipment

        Property, plant and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007	Estimated useful lives
Land	$200,000	$200,000	—
Buildings	742,755	445,833	27 years
Machinery and equipment	3,127,428	3,289,146	3 to 10 years
Office equipment	1,111,484	1,021,117	2 to 15 years
Leasehold improvements	658,864	655,153	1 to 5 years
Vehicles	260,192	262,449	3 to 5 years

Total property, plant and equipment	6,100,723	5,873,698
Less accumulated depreciation	(4,274,454)	(4,290,311)

Net property, plant and equipment	$1,826,269	$1,583,387

        Depreciation and amortization of property, plant and equipment charged to income was $464,015, $420,606 and $397,017 for the years ended December 31, 2008, 2007 and 2006, respectively.

(5) Goodwill and Other Intangible Assets

  Goodwill

        As of December 31, 2008 and 2007, goodwill amounted to $3,267,926 and $3,096,317, respectively. The increase was due to foreign currency translation relating to the acquisition of Paul Lippke Handels-GmbH. The Company completed its annual impairment tests during the fourth quarters of 2008 and 2007 and determined there was no impairment.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(5) Goodwill and Other Intangible Assets (Continued)

  Other Intangible Assets

        Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2008
	Carrying Amount	Accumulated Amortization	Net
Patents	$860,422	$(365,329)	$495,093
Trademarks and trade names	465,756	(381,551)	84,205
Other intangibles	778,596	(698,596)	80,000

	$2,104,774	$(1,445,476)	$659,298

	As of December 31, 2007
	Carrying Amount	Accumulated Amortization	Net
Patents	$790,269	$(328,883)	$461,386
Trademarks and trade names	418,101	(306,812)	111,289
Other intangibles	698,596	(698,596)	—

	$1,906,966	$(1,334,291)	$572,675

        Amortization expense was $118,752, $155,453 and $276,717 in 2008, 2007 and 2006, respectively.

        Estimated amortization expense for the fiscal years 2009 to 2013 and thereafter is $82,403, $74,876, $61,103, $28,493, $23,730 and $102,071, respectively.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(6) Warranty (Continued)

        Warranty provisions and claims for the years ended December 31, 2008, 2007 and 2006 were as follows:

Description	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at End of Year
Year ended December 31, 2006:
Allowance for product warranties	$327,015	266,706	346,984	246,737
Year ended December 31, 2007:
Allowance for product warranties	$246,737	354,383	399,747	201,373
Year ended December 31, 2008:
Allowance for product warranties	$201,373	416,043	388,329	229,087

(7) Commitments and Contingencies

  (a)
  Leases

          The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through July 2018 and require the Company to pay operating costs, including real estate taxes.

          Rental expense, including charges for operating costs, was $450,725, $421,840 and $386,077 in 2008, 2007 and 2006, respectively.

          The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2008:

Year Ending December 31
2009	$459,607
2010	258,499
2011	122,776
2012	122,776
2013 and thereafter	355,814

$1,319,472

  (b)
  Executive Severance Agreements

          The Company is a party to a severance agreement with five of its executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive's current annual salary depending on the reason for termination.

  (c)
  Inventory Purchase Obligations

          At December 31, 2008, the Company had approximately $1.5 million of purchase order commitments to suppliers of the Company for delivery of inventory primarily during 2009.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(8) Income Taxes

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China and Germany. With limited exceptions, the Company is no longer subject to income tax examinations by taxing authorities for taxable years before 2005.

        Income from continuing operations before income taxes was as follows:

	2008	2007	2006
Income before income taxes:
Domestic	$4,901,000	$4,580,000	$4,288,000
Foreign	1,148,000	1,338,000	1,569,000

Total	$6,049,000	$5,918,000	$5,857,000

        The provision (benefit) for income taxes consists of the following:

	2008	2007	2006
Current tax expense:
Federal	$1,502,000	$1,383,000	$1,131,000
State	170,000	178,000	137,000
Foreign	414,000	570,000	677,000

Total current expense	2,086,000	2,131,000	1,945,000

Deferred tax expense:
Federal	(66,000)	33,000	86,000
State	(7,000)	4,000	10,000
Foreign	(23,000)	(55,000)	(73,000)

Total deferred expense (benefit)	(96,000)	(18,000)	23,000

Provision for income taxes	$1,990,000	$2,113,000	$1,968,000

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(8) Income Taxes (Continued)

        The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income for years ended December 31,
	2008	2007	2006
Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	2.1	2.0	1.7
Sale of stock of subsidiary	—	—	(4.3)
Change in valuation allowance	0.7	—	4.1
Export incentives	—	—	(1.4)
Domestic manufacturing deduction	(1.6)	(1.7)	(0.6)
Effect of foreign operations	(0.7)	1.0	1.2
Tax-exempt interest	(1.3)	(0.9)	(0.4)
Reduction of tax contingency accrual	(0.7)	—	(0.9)
Stock option compensation	1.0	1.4	0.9
Research credit	(0.8)	(0.5)	(0.4)
Other, net	0.2	0.4	(0.3)

Effective income tax rate	32.9%	35.7%	33.6%

        The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$34,000	$41,000
Inventory items	104,000	219,000
Reserves and accruals	342,000	246,000
Capital loss carryforward	321,000	324,000
Compensation expense—stock options	80,000	55,000
NOL carryforward	43,000	—
Intangibles	55,000	—
Other	72,000	30,000

Subtotal	1,051,000	915,000
Less: Valuation allowance	(364,000)	(324,000)

Total deferred tax assets	687,000	591,000

Deferred tax liabilities:
Fixed assets	(26,000)	(20,000)
Other	—	(26,000)

Total deferred tax liabilities	(26,000)	(46,000)

Net deferred tax asset	$661,000	$545,000

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(8) Income Taxes (Continued)

        As of December 31, 2008, the Company has determined that establishing a valuation allowance against the deferred tax assets is required since it is more likely than not that the tax benefits of the $321,000 from the capital loss carryforward related to the sale of Lab Connections and the $43,000 from the operating losses in China, will not be realized through future taxable income. However, the Company believes it is more likely than not that the remainder of its deferred tax assets at December 31, 2008 will be realized either through future taxable income or net operating loss carrybacks.

        As of December 31, 2008, there were approximately $4,500,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be partially offset by available foreign tax credits.

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

Balance at January 1, 2008	$220,000
Additions based on tax positions related to the current year	40,000
Reductions based on tax positions related to the prior year	(92,000)

Balance at December 31, 2008	$168,000

        Included in the balance of total unrecognized tax benefits at December 31, 2008 are potential benefits of $121,000 that if recognized would affect the effective tax rate on income from continuing operations. The difference between this amount and the corresponding amount of gross unrecognized tax benefits related primarily to the deferred federal benefit for state income tax related amounts.

        The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $48,000 and $55,000 on a gross basis at December 31, 2008 and 2007, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above.

(9) Stock-Based Compensation

        As of December 31, 2008, the Company has reserved 232,000 shares of common stock for options and other stock-based incentive awards that are still available for grant under the Company's 2006 stock incentive plan, and 848,562 shares for options that have been granted under either the Company's 2006 stock incentive plan or 1998 stock option plan but have not yet been exercised.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(9) Stock-Based Compensation (Continued)

        Under the Company's stock-based incentive plans, option exercise prices are 100% of the market value of the common stock at the date of grant, except for incentive options granted under the 1998 and 2006 plans to persons owning more than 10% of the Company's stock, in which case the option price is 110% of the market value. Exercise periods are generally for seven to ten years. Certain of the plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, the Company may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to capital in excess of par value.

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award ultimately expected to vest is recognized as expense over the requisite service period. Stock-based compensation expense recognized in the Company's Consolidated Statements of Income for 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006. This compensation expense is based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Consolidated Statements of Income for 2008, 2007 and 2006 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.

        Stock-based compensation expense recognized in the consolidated financial statements under SFAS 123(R) for 2008, 2007 and 2006 was as shown below:

	Years Ended December 31,
	2008	2007	2006
Total cost of stock-based compensation	$303,292	$393,153	$187,553
Amount capitalized in inventory and property and equipment	—	—	—

Amounts charged against income, before income taxes	303,292	393,153	187,553
Amount of income tax benefit recognized in earnings	(44,896)	(53,543)	(13,515)

Amount charged against net income	$258,396	$339,610	$174,038

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). The Company uses historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. The Company based its estimate of expected volatility for awards granted in 2008, 2007 and 2006 on daily historical trading data of its common stock for a period equivalent to the expected term of the award. The risk-free interest rate is

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(9) Stock-Based Compensation (Continued)

based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company estimated the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a ten-year contractual term. Forfeitures were based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during 2008, 2007 and 2006 using the Black-Scholes model:

	2008	2007	2006
Dividend yield	3.1%	2.6%	3.1%
Expected volatility	37%	34%	37%
Risk-free interest rate	2.1%	4.0%	4.6%
Expected lives (in years)	5.4	5.4	5.2

        Information regarding the Company's stock option plans for 2006, 2007 and 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	850,449	$7.70	6.7
Granted	154,200	12.00	10.0
Exercised	(118,775)	7.05
Cancelled or expired	(31,999)	9.09

Options outstanding, December 31, 2006	853,875	8.52	6.6	$3,359,907
Granted	95,850	10.95	7.0
Exercised	(58,776)	7.85
Cancelled or expired	(34,512)	11.26

Options outstanding, December 31, 2007	856,437	8.73	5.4	$2,061,171
Granted	91,500	8.58	7.0
Exercised	(79,183)	7.09
Cancelled or expired	(20,192)	10.96

Options outstanding, December 31, 2008	848,562	$8.81	4.9	$567,879

Options exercisable, December 31, 2008	685,093	$8.60	4.5	$567,879

        The weighted average grant date fair value based on the Black-Scholes model for options granted in 2008, 2007 and 2006 was $2.16, $3.02 and $3.34, respectively. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was $296,904, $216,882 and $290,942 during the years ended December 31, 2008, 2007 and 2006, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(9) Stock-Based Compensation (Continued)

        A summary of the status of the Company's unvested option shares as of December 31, 2008 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	185,542	$2.93
Options granted	91,500	2.16
Options cancelled	(11,337)	2.83
Options vested	(102,236)	2.98

Unvested at December 31, 2008	163,469	$2.47

        As of December 31, 2008, there was $403,772 of total unrecognized compensation cost related to unvested stock-based compensation granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of option shares vested during the years 2008, 2007 and 2006 was $304,302, $394,818 and $187,576, respectively.

(10) Other Income

        Other income, net for 2008, 2007 and 2006 was as follows:

	Years Ended December 31,
	2008	2007	2006
Interest income on investments	$575,094	$565,441	$412,882
Foreign currency exchange gain (loss)	12,500	1,165	(19,152)
Other	1,317	13,668	2,485

Total other income	$588,911	$580,274	$396,215

(11) Stockholders' Equity

        On November 5, 2005 the Company's board of directors authorized the repurchase of up to $2,000,000 in shares of the Company's common stock. As of December 31, 2008, there was $1,578,047 remaining in this authorization.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(12) Net Income per Common Share

        The following table presents a reconciliation of the denominators used in the computation of net income per common share—basic and net income per common share—diluted for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Weighted shares of common stock
outstanding—basic	5,565,801	5,500,767	5,429,511
Weighted shares of common stock
assumed upon exercise of stock options	83,407	181,795	95,972

Weighted shares of common stock
outstanding—diluted	5,649,208	5,682,562	5,525,483

        Outstanding stock options totaling 484,574, 140,850 and 179,200 at December 31, 2008, 2007 and 2006, have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive.

(13) Product Line, Geographical and Significant Customer Information

        The Company operates in a single industry segment which consists of the development, manufacturing and marketing of measurement, analytical, monitoring, and consulting products used to detect, measure and analyze gases and chemical compounds for customers in the barrier packaging, food, pharmaceutical and other industries throughout the world.

        The following table summarizes total sales by product line for 2008, 2007 and 2006 respectively:

	Years Ended December 31,
	2008	2007	2006
Permeation products and services	$15,850,027	$14,428,823	$14,604,579
Gas, headspace and other analyzer
products and services	12,490,244	11,478,501	10,072,101
Other instruments and services	1,355,435	1,489,258	1,613,295

Total sales	$29,695,706	$27,396,582	$26,289,975

        The following table summarizes total sales, based upon the country to which sales to external customers were made for fiscal years 2008, 2007 and 2006. All of the Company's tangible long-lived

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006

(13) Product Line, Geographical and Significant Customer Information (Continued)

assets are located in the United States, except for an insignificant amount of property and equipment in Germany and China.

	Years Ended December 31,
	2008	2007	2006
Domestic sales	$12,960,723	$13,160,268	$11,924,805
Foreign sales:
Europe	7,836,335	6,595,075	7,360,019
Asia	6,144,822	5,309,901	4,842,523
Other	2,753,826	2,331,338	2,162,628

Total foreign sales	16,734,983	14,236,314	14,365,170

Total sales	$29,695,706	$27,396,582	$26,289,975

        The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 6% of our consolidated sales in each of the years 2008, 2007 and 2006

        No single customer accounted for 10% or more of the Company's consolidated revenues in any of the fiscal years ended December 31, 2008, 2007 and 2006.

(14) Savings and Retirement Plan

        The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company's contributions to this plan in 2008, 2007 and 2006 were $169,465, $85,145 and $77,915, respectively.

(15) Discontinued Operations

        In July 2005, the Company sold substantially all of the assets used in its discontinued Vaculok product line. The Company received the final payment of $35,000 (approximately $22,000 after-tax) in 2006 related to the sale which is shown as a gain from discontinued operations on the Consolidated Statements of Income.

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

        Sales of sample preparation products were approximately $133,000, $156,000 and $47,000 for 2008, 2007 and 2006, respectively.

 MOCON, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Exhibit No.	Exhibit	Method of Filing
3.1	Restated Articles of Incorporation of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-09273)
3.2	Third Restated Bylaws of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 20, 2007 (File No. 000-09273)
10.1	Office/Warehouse Lease, dated July 29, 1994, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-09273)
10.2	Lease Notification and Extension Agreement, dated June 6, 1997, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-09273)
10.3	Second Lease Notification and Extension Agreement, dated November 17, 1999, by and between MOCON, Inc. and Boone Associates LLC	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-09273)
10.4	MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)
10.5	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.6	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)

Exhibit No.	Exhibit	Method of Filing
10.7	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.8	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.9	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.10	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)
10.11	2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-09273)
10.12	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)
10.13	Description of Non-Employee Director Compensation Arrangements	Filed herewith
10.14	Description of Executive Officer Compensation Arrangements	Filed herewith
21.1	Subsidiaries of MOCON, Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Furnished herewith

Exhibit No.	Exhibit	Method of Filing
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Furnished herewith

Financial Statement Schedule:

II—Valuation and Qualifying Accounts

        All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2006:
Allowance for doubtful accounts and sales returns	$192,446	132,570	145,155	179,861
Year ended December 31, 2007:
Allowance for doubtful accounts and sales returns	$179,861	23,209	77,273	125,797
Year ended December 31, 2008:
Allowance for doubtful accounts and sales returns	$125,797	158,133	146,748	137,182

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
  ITEM 9B . OTHER INFORMATION
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
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm
SIGNATURES
Report of Independent Registered Public Accounting Firm
MOCON, INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008