Form 10-Q
period 2009-03-31
MOCON INC
filed 2009-05-14
CIK 67279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

5,589,694 Common Shares were outstanding as of April 30, 2009.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2009

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$4,883,790	$4,553,479
Marketable securities, current	7,245,679	7,087,373
Trade accounts receivable, less allowance for doubtful accounts of $141,686 in 2009 and $137,182 in 2008	3,830,330	4,514,359
Other receivables	250,971	255,923
Inventories	4,775,979	4,731,859
Prepaid income taxes	467,297	465,641
Prepaid expenses	537,064	385,264
Deferred income taxes	362,773	362,773
Total current assets	22,353,883	22,356,671

Marketable securities, noncurrent	3,065,726	4,468,064
Property, plant and equipment, net of accumulated depreciation of $4,367,239 in 2009 and $4,274,454 in 2008	1,838,561	1,826,269

Other assets:
Goodwill	3,146,773	3,267,926
Technology rights and other intangibles, net	665,908	659,298
Deferred income taxes	298,094	298,094
Other	77,786	76,905
Total other assets	4,188,561	4,302,223

TOTAL ASSETS	$31,446,731	$32,953,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,247,526	$1,676,448
Accrued compensation and vacation	924,306	1,498,428
Other accrued expenses	254,415	310,828
Accrued product warranties	220,203	229,087
Dividends payable	503,072	503,308
Deferred revenue	317,787	245,793
Total current liabilities	3,467,309	4,463,892

Noncurrent liabilities:
Obligations to former employees	52,021	55,522
Accrued income taxes	215,820	215,820
Total noncurrent liabilities	267,841	271,342

Total liabilities	3,735,150	4,735,234

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,589,694 shares in 2009 and 5,592,314 shares in 2008	558,969	559,231
Capital in excess of par value	2,908,512	2,868,669
Retained earnings	24,164,111	24,268,266
Accumulated other comprehensive income	79,989	521,827
Total stockholders’ equity	27,711,581	28,217,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,446,731	$32,953,227

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Sales:
Products	$5,842,795	$7,102,453
Consulting services	328,964	359,981
Total sales	6,171,759	7,462,434

Cost of sales:
Products	2,355,464	2,919,612
Consulting services	225,033	234,303
Total cost of sales	2,580,497	3,153,915

Gross profit	3,591,262	4,308,519

Selling, general and administrative expenses	2,581,052	2,582,634

Research and development expenses	507,600	543,951

Operating income	502,610	1,181,934

Other income	109,307	131,693

Income before income taxes	611,917	1,313,627

Income taxes	213,000	428,000

Net income	$398,917	$885,627

Net income per common share:
Basic	$0.07	$0.16
Diluted	$0.07	$0.16

Weighted average common shares outstanding:
Basic	5,591,877	5,532,432
Diluted	5,650,078	5,668,573

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$398,917	$885,627
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	58,317	77,639
Loss on disposition of long-term assets	3,000	13,500
Depreciation and amortization	156,198	137,045
Deferred income taxes	—	(8,549)
Excess tax benefit from employee stock plans	—	(5,667)
Changes in operating assets and liabilities:
Trade accounts receivable	391,035	(285,839)
Other receivables	4,467	(19,624)
Inventories	(85,782)	(39,532)
Prepaid income taxes	(16,401)	—
Prepaid expenses	(155,738)	(115,569)
Accounts payable	(174,451)	470,389
Accrued compensation and vacation	(557,743)	(244,034)
Other accrued expenses	(51,822)	(30,593)
Accrued product warranties	(5,239)	(740)
Accrued income taxes	(4,465)	17,285
Deferred revenue	71,994	—
Net cash provided by operating activities	32,287	851,338

Cash flows from investing activities:
Purchases of marketable securities	(637,025)	(2,136,836)
Proceeds from maturities of marketable securities	1,878,530	1,701,475
Purchases of property, plant and equipment	(147,721)	(82,325)
Purchases of patents and trademarks	(22,944)	(39,019)
Other	(881)	(905)
Net cash provided by (used in) investing activities	1,069,959	(557,610)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	106,295
Purchases and retirement of common stock	(18,736)	—
Excess tax benefit from employee stock plans	—	5,667
Dividends paid	(503,308)	(442,372)
Net cash used in financing activities	(522,044)	(330,410)

Effect of exchange rate changes on cash and cash equivalents	(249,891)	274,742

Net increase in cash and cash equivalents	330,311	238,060

Cash and cash equivalents:
Beginning of period	4,553,479	5,207,105
End of period	$4,883,790	$5,445,165

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$219,011	$196,891

Supplemental schedule of noncash investing and financing activities:
Amortization of cumulative unrealized gain on marketable securities	$(2,527)	$—
Dividends accrued	$503,072	$443,296

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Consolidated Financial Statements

The consolidated balance sheet as of March 31, 2009, and the consolidated statements of income and cash flows for the three-month periods ended March 31, 2009 and 2008 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009, and for all periods presented, have been made.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

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

Foreign Currency Translation

The financial statements for operations outside the United States are maintained in their local currency.  All assets and liabilities of our foreign subsidiaries are translated to United States dollars at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred.  Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income or loss in stockholders’ equity.  Gains and losses on foreign currency transactions are included in other income or loss.

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

Recently Issued Accounting Pronouncements

In February 2008, the FASB amended SFAS 157 by FSP Financial Accounting Standard (FAS) 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2).  FSP FAS 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after February 15, 2008.  We adopted the required provisions of SFAS 157 effective in the first quarter of fiscal 2008.  In the first quarter 2009, we adopted the remaining provisions of SFAS 157.  Although we believe the adoption of FSP FAS 157-2 may impact the way that we determine the fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, we do not expect it to have a material impact on our results of operations or financial condition.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 was effective for us beginning January 1, 2009.  The implementation of FSP FAS 142-3 did not have an effect on our consolidated financial statements.

Note 2 — Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Finished products	$857,801	$829,861
Work-in-process	1,576,853	1,633,577
Raw materials	2,341,325	2,268,421
	$4,775,979	$4,731,859

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Weighted shares of common stock outstanding — basic	5,591,877	5,532,432
Weighted shares of common stock assumed upon exercise of stock options	58,201	136,141
Weighted shares of common stock outstanding — diluted	5,650,078	5,668,573

For the three-month period ended March 31, 2009, there were 484,574 stock options outstanding that were excluded from the above computation because they were anti-dilutive.

Note 4 — Goodwill and Intangible Assets

As of March 31, 2009 and December 31, 2008, goodwill amounted to $3,146,773 and $3,267,926, respectively.  The decrease was due to foreign currency translation relating to the acquisition of Paul Lippke Handels-GmbH.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2009
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$884,265	$(375,484)	$508,781	10 to 17 years
Trademarks and trade names	469,023	(385,229)	83,794	5 to 17 years
Other intangibles	778,596	(705,263)	73,333	3 years
	$2,131,884	$(1,465,976)	$665,908

	As of December 31, 2008
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$860,422	$(365,329)	$495,093	10 to 17 years
Trademarks and trade names	465,756	(381,551)	84,205	5 to 17 years
Other intangibles	778,596	(698,596)	80,000	3 years
	$2,104,774	$(1,445,476)	$659,298

Total amortization expense for the three-month periods ended March 31, 2009 and 2008 was $20,499 and $28,058, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2009 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of March 31, 2009 is as follows:

Estimated Expense
2009	$61,904
2010	$74,876
2011	$61,103
2012	$28,493
2013	$23,730
2014 and thereafter	$102,069

Note 5 — Marketable Securities

As of January 1, 2008, the classification of our marketable debt securities was changed from available-for-sale to held-to-maturity.  This change was made due to our current intent and ability to hold these securities until maturity or the call date as the case may be.  Currently, all of our marketable securities mature within two and one-half years.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no impairment during the first three months of 2009, therefore no adjustment to the amortized cost basis was made.  Under the prior method, these securities were recorded at fair value and the unrealized holding gains and losses were excluded from income and reported as a separate component of stockholders’ equity until realized.  For the debt securities that were outstanding at December 31, 2007, there was approximately $25,000 of unrealized gain that was recorded in stockholders’ equity, which was amortized over the remaining life of the securities.  This unrealized gain was fully amortized at March 31, 2009.

Note 6 — Comprehensive Income

Other comprehensive income pertains to foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended March 31,
	2009	2008
Net income	$398,917	$885,627
Foreign currency translation adjustment	(439,311)	331,693
Amortization of cumulative unrealized gain on marketable securities	(2,527)	—
Comprehensive (loss) income	$(42,921)	$1,217,320

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

Warranty provisions and claims for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Beginning balance	$229,087	$201,373
Warranty provisions	56,010	72,964
Warranty claims	(64,894)	(71,027)
Ending balance	$220,203	$203,310

Note 8 — Income Taxes

MOCON, Inc. or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China and Germany.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2005.

In August 2008, the Internal Revenue Service completed its examination of MOCON’s 2006 Federal tax return.  This resulted in an assessment of an additional $37,000 in tax and interest, which had no impact on our effective tax rate.

As of December 31, 2008, the liability for gross unrecognized tax benefits was $168,000, which included potential benefits of $121,000 that, if recognized, would affect the effective tax rate.  During the three months ended March 31, 2009, there were no significant changes to the total gross unrecognized tax benefits.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

Note 9 — Stock-Based Compensation

As of March 31, 2009, we have reserved 232,000 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 848,562 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first quarter of 2009.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended March 31,
	2009	2008
Total cost of stock-based compensation	$58,317	$77,639
Amount capitalized in inventory and property and equipment	—	—
Amounts charged against income before income taxes	58,317	77,639
Amount of income tax benefit recognized in earnings	(2,657)	(12,552)
Amount charged against net income	$55,660	$65,087

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

A summary of the option activity for the first three months of 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	848,562	$8.81	4.9	$567,879
Options granted	—	—	—
Options cancelled	—	—	—
Options expired	—	—	—
Options exercised	—	—	—
Outstanding at March 31, 2009	848,562	$8.81	4.6	$533,300

Exercisable at March 31, 2009	693,468	$8.60	4.3	$533,300

There were no stock options exercised during the three-month period ended March 31, 2009.  The total intrinsic value of options exercised during the three-month period ended March 31, 2008 was $37,235.

A summary of the status of our unvested option shares as of March 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	163,469	$2.47
Options granted	—	—
Options cancelled	—	—
Options vested	(8,375)	$2.40
Unvested at March 31, 2009	155,094	$2.47

As of March 31, 2009, there was $383,672 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value of option shares vested during the three-month periods ended March 31, 2009 and 2008 was $20,100 and $26,884, respectively.

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

Our current plans for growth include continued funding for research and development to foster new product development together with strategic acquisitions where appropriate.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Sales	100.0	100.0
Cost of sales	41.8	42.3
Gross profit	58.2	57.7
Selling, general and administrative expenses	41.8	34.6
Research and development expenses	8.3	7.3
Operating income	8.1	15.8
Other income	1.8	1.8
Income before income taxes	9.9	17.6
Income taxes	3.4	5.7
Net income	6.5	11.9

Comparison of Financial Results for the Three-Month Periods Ended March 31, 2009 and 2008

Sales

Sales for the three-month period ended March 31, 2009 were $6,172,000, down 17% compared to $7,462,000 for the same period in 2008.  The effects of the global economic recession contributed to a decrease in sales across all major product lines and market regions.  On a geographical basis, sales decreased 17% in both our domestic and foreign markets.  Domestic and foreign sales accounted for 47% and 53%, respectively, of our consolidated first quarter sales in both 2009 and 2008.

The following table summarizes total sales by product line for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Permeation products and services	$3,592,625	$3,934,053
Gas, headspace, and other analyzer products and services	2,365,996	3,029,078
Other instruments and services	213,138	499,303
Total sales	$6,171,759	$7,462,434

The following table sets forth the relationship between various components of domestic and foreign sales for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Domestic sales	$2,889,432	$3,492,931
Foreign sales:
Europe	1,593,759	1,982,901
Asia	1,171,583	1,433,195
Other	516,985	553,407
Total foreign sales	3,282,327	3,969,503
Total sales	$6,171,759	$7,462,434

Permeation Products and Services — Sales of our permeation products and services, which accounted for approximately 58% and 53% of our consolidated first quarter sales in 2009 and 2008, respectively, decreased 9% during the first quarter 2009 compared to the same period in 2008.  This decrease, which was primarily in our foreign markets, was due primarily to decreased demand for our core permeation instruments, as orders for capital equipment have weakened.

Gas, Headspace, and Other Analyzer Products and Services — Sales of our gas, headspace, and other analyzer products and services, which accounted for 38% and 40% of our consolidated first quarter sales in 2009 and 2008, respectively, decreased 22% during the first quarter 2009 compared to the same period in 2008.  Within this group, sales of our gas analyzer products through our Baseline subsidiary decreased 17% due primarily to reduced demand for the gas chromatograph and total hydrocarbon analyzer instruments, partially offset by an increase in sales of sensors, detectors and spares.

Sales of our packaging products, which includes headspace analyzers and leak detection equipment, were consistent as a percentage of consolidated first quarter sales in 2009 and 2008.

Other Instruments and Services — Sales in our other instruments and services category, which accounted for 4% and 7% of our consolidated first quarter sales in 2009 and 2008, respectively, decreased 57% in the first quarter 2009, compared to the same period in 2008.  This decrease was due primarily to a reduction in contract manufacturing of sample preparation products, reduced sales of non-MOCON products by our German subsidiary and decreased demand for our gas chromatography analyzer products and consulting services.

Gross Profit

The gross profit margins for our product sales were 59.7% and 58.9% for the three-month periods ended March 31, 2009 and 2008, respectively.  This increase was primarily due to the mix of products shipped and cost reductions associated with our OEM sensor product line.

The gross profit margins for our consulting services were 31.6% and 34.9%, respectively, for the three-month periods ended March 31, 2009 and 2008.  This decrease was primarily due to slightly decreased sales over which the fixed costs were applied.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $2,581,000 in the three-month period ended March 31, 2009, consistent with $2,583,000 in the same period of 2008.  As a percentage, SG&A expenses were 41.8% and 34.6% of consolidated sales in the first quarters of 2009 and 2008, respectively, due to the lower sales level in 2009.  Decreases in incentive compensation and stock option expense were offset by increased professional fees and trade show expense in the first quarter 2009 compared to the same period in the prior year.

Research and Development Expenses

Research and development (R&D) expenses were $508,000, or 8.3% of sales in the first quarter 2009, compared to $544,000, or 7.3% of sales, in the same period of 2008.  Although this current level of expense was higher than our historical range of 6% to 8% of sales, and it may continue to be in subsequent quarters, it is lower in terms of absolute dollars spent on R&D than what we had projected to spend.

Other Income

Other income for the first quarter ended March 31, 2009 of $109,000 consisted of interest income of $118,000, partially offset by a loss of $9,000 on foreign currency exchange and other insignificant expenses.  Other income for the first quarter ended March 31, 2008 of $132,000 consisted of interest income of $139,000, partially offset by a loss of $7,000 on foreign currency exchange and other insignificant expenses.  Interest income decreased for the first quarter ended March 31, 2009, compared to the same period in 2008, due to lower average yields on slightly higher average interest bearing investments.

Income Tax Expense

Our provision for income taxes was 34.8% of income before income taxes for the first quarter ended March 31, 2009, compared to 32.6% of income before income taxes for the first quarter ended March 31, 2008.  This increase in the effective tax rate in the first quarter 2009 was primarily due to the impact of stock compensation expense, the mix of foreign earnings, and the lower income base.  Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2009 to be in the range of 31% to 36%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $399,000 in the first quarter 2009, compared to $886,000 in the first quarter 2008.  Diluted net income per share was $0.07 and $0.16 in the first quarters of 2009 and 2008, respectively.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities decreased $914,000 during the first three months of 2009 to $15,195,000 as of March 31, 2009, compared to $16,109,000 at December 31, 2008.  Our working capital as of March 31, 2009 increased $994,000 to $18,887,000, as compared to $17,893,000 at December 31, 2008.  This increase was primarily due to lower accrued compensation and accounts payable balances and marketable security maturities, offset somewhat by a decrease in accounts receivable.  Our investment in marketable securities consists primarily of municipal bonds, certificates of deposits and U.S. treasury obligations.  We do not currently have any funds invested in auction rate certificates.  We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund our operations, capital expenditures, dividend payments and authorized stock repurchases for at least the next twelve months.  Purchases of property and equipment were relatively constant between the two periods mentioned above, and we had no material commitments for capital expenditures as of March 31, 2009.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $32,000 and $851,000 in the first three months of 2009 and 2008, respectively.  The key components of the cash provided by operating activities in 2009 were the net income and decreased accounts receivable, primarily offset by decreases in accounts payable and accrued compensation and vacation.  The decrease in accounts receivable is primarily due to the decrease in sales; the decrease in accrued compensation and vacation is primarily due to the March 2009 payment of incentive bonuses related to 2008.

Cash Flow from Investing Activities

Cash provided by (used in) investing activities totaled $1,070,000 and ($558,000) in the first three months of 2009 and 2008, respectively.  The primary reasons for cash provided by investing activities in 2009 were net proceeds from maturities of marketable securities of $1,242,000, offset somewhat by purchases of property and equipment.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities totaled $522,000 and $330,000 in the first three months of 2009 and 2008, respectively.  During the first three months of 2009 and 2008, we made dividend payments to our shareholders of $503,000 and $442,000, respectively.  Partially offsetting the impact of the dividend payment in 2008 were the proceeds from the exercise of stock options in the amount of $106,000.

Our Board of Directors has authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock.  As of March 31, 2009, we had repurchased an aggregate of 51,532 shares of MOCON common stock under the program at a total cumulative cost of $441,000, leaving $1,559,000 remaining in this authorization at that date.  During the first three months of 2009 we repurchased 2,620 shares at a total cost of $19,000.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2008 for a summary of our contractual obligations.  There has been no material change in this information.

Off-Balance Sheet Arrangements

Except for operating leases entered into in the ordinary course of business and customary indemnification obligations under certain of our agreements entered into in the ordinary course of business, we do not have any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In February 2008, the FASB amended SFAS 157 by FSP Financial Accounting Standard (FAS) 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2).  FSP FAS 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after February 15, 2008.  We adopted the required provisions of SFAS 157 effective in the first quarter of fiscal 2008.  In the first quarter 2009, we adopted the remaining provisions of SFAS 157.  Although we believe the adoption of FSP FAS 157-2 may impact the way that we determine the fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, we do not expect it to have a material impact on our results of operations or financial condition.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 was effective for us beginning January 1, 2009.  The implementation of FSP FAS 142-3 did not have an effect on our consolidated financial statements.

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

Allowance for doubtful accounts and sales returns — Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of March 31, 2009, we had $141,686 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories — We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product.  We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of March 31, 2009, we had $303,976 accrued for excess and obsolete inventories.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of March 31, 2009, we had $220,203 accrued for future estimated warranty claims.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At March 31, 2009 and December 31, 2008, we provided a valuation allowance in the approximate amount of $370,000 and $364,000, respectively, against our net deferred tax assets, related primarily to the long-term capital loss carryforward.

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

•      The effects of the global economic downturn and continuing decreases in capital spending by our customers that may occur as a result;

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

•      Reliance on our management information systems for inventory management, distribution,

accounting and other functions;

•      Effects of any pending or threatened litigation;

•      Failure to comply with applicable laws and regulations and adverse changes in applicable laws or regulations;

•      Changes in generally accepted accounting principles; or

•      Conditions and changes in general economic and business conditions.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or could otherwise materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Part I — Item 1A.  Risk Factors” on pages 8 through 12 of such report.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

All of our marketable securities, the majority of which are insured by the FDIC, are at fixed interest rates and mature within two and one-half years; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1A.            Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.               Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the first quarter ended March 31, 2009 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

The following table shows our stock repurchase activity during the first quarter ended March 31, 2009:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount of Authorization Remaining Under the Plan
January 1, 2009 through January 31, 2009	—		—	—	—
February 1, 2009 through February 28, 2009	—		—	—	—
March 1, 2009 through March 31, 2009	2,620	(1)	$7.15	2,620	$1,559,000

(1)   On November 9, 2005, our Board of Directors authorized the repurchase of up to a total of $2,000,000 of our common stock.  This program has no expiration date, but may be suspended or discontinued at any time by our Board of Directors.  We purchased 2,620 shares during the period indicated above under this program which, when combined with repurchases made in prior periods, leaves $1,559,000 remaining in this authorization as of March 31, 2009.

Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the first quarter ended March 31, 2009.

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

MOCON, INC.

Date: May 14, 2009	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2009

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