Form 10-Q
period 2009-06-30
MOCON INC
filed 2009-08-13
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2009

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

5,412,143 Common Shares were outstanding as of July 31, 2009.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2009

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$4,000,210	$4,553,479
Marketable securities, current	7,658,566	7,087,373
Trade accounts receivable, less allowance for doubtful accounts of $179,835 in 2009 and $137,182 in 2008	4,252,614	4,514,359
Other receivables	195,601	255,923
Inventories	4,577,155	4,731,859
Prepaid income taxes	750,650	465,641
Prepaid expenses	411,030	385,264
Deferred income taxes	362,773	362,773
Total current assets	22,208,599	22,356,671

Marketable securities, noncurrent	2,277,545	4,468,064
Property, plant and equipment, net of accumulated depreciation of $4,516,689 in 2009 and $4,274,454 in 2008	1,768,720	1,826,269

Other assets:
Goodwill	3,261,248	3,267,926
Technology rights and other intangibles, net	701,625	659,298
Deferred income taxes	298,094	298,094
Other	78,666	76,905
Total other assets	4,339,633	4,302,223

TOTAL ASSETS	$30,594,497	$32,953,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,051,634	$1,676,448
Note payable - bank	400,000	—
Accrued compensation and vacation	992,259	1,498,428
Other accrued expenses	232,979	310,828
Accrued product warranties	202,694	229,087
Dividends payable	487,093	503,308
Deferred revenue	293,485	245,793
Total current liabilities	3,660,144	4,463,892

Noncurrent liabilities:
Obligations to former employees	55,329	55,522
Accrued income taxes	215,696	215,820
Total noncurrent liabilities	271,025	271,342

Total liabilities	3,931,169	4,735,234

Stockholders’ equity:
Capital stock – undesignated. Authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,412,143 shares in 2009 and 5,592,314 shares in 2008	541,214	559,231
Additional paid-in capital	1,420,276	2,868,669
Retained earnings	24,192,536	24,268,266
Accumulated other comprehensive income	509,302	521,827
Total stockholders’ equity	26,663,328	28,217,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,594,497	$32,953,227

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales:
Products	$5,914,436	$6,923,120	$11,757,231	$14,025,573
Consulting services	506,900	455,602	835,864	815,583
Total sales	6,421,336	7,378,722	12,593,095	14,841,156

Cost of sales:
Products	2,532,935	2,734,813	4,888,399	5,654,425
Consulting services	261,712	244,157	486,745	478,460
Total cost of sales	2,794,647	2,978,970	5,375,144	6,132,885

Gross profit	3,626,689	4,399,752	7,217,951	8,708,271

Selling, general and administrative expenses	2,491,411	2,441,291	5,072,463	5,023,925

Research and development expenses	462,031	483,013	969,631	1,026,964

Operating income	673,247	1,475,448	1,175,857	2,657,382

Other income	119,272	156,921	228,579	288,614

Income before income taxes	792,519	1,632,369	1,404,436	2,945,996

Income taxes	277,000	581,000	490,000	1,009,000

Net income	$515,519	$1,051,369	$914,436	$1,936,996

Net income per common share:
Basic	$0.09	$0.19	$0.16	$0.35
Diluted	$0.09	$0.18	$0.16	$0.34

Weighted average common shares outstanding:
Basic	5,560,102	5,552,869	5,575,990	5,542,651
Diluted	5,637,853	5,688,737	5,643,239	5,670,962

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$914,436	$1,936,996
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	115,731	154,068
Loss on disposition of long-term assets	6,000	20,668
Depreciation and amortization	299,798	278,156
Deferred income taxes	—	(12,898)
Excess tax benefit from employee stock plans	(25)	(23,978)
Changes in operating assets and liabilities:
Trade accounts receivable	99,804	161,384
Other receivables	60,544	8,998
Inventories	155,500	(176,574)
Prepaid income taxes	(275,458)	—
Prepaid expenses	(27,545)	(268,933)
Accounts payable	(481,947)	97,688
Accrued compensation and vacation	(502,428)	(168,325)
Other accrued expenses	(74,554)	(47,679)
Accrued product warranties	(26,192)	5,292
Accrued income taxes	(4,634)	(40,473)
Deferred revenue	47,692	—
Net cash provided by operating activities	306,722	1,924,390

Cash flows from investing activities:
Purchases of marketable securities	(979,101)	(4,410,216)
Proceeds from maturities of marketable securities	2,595,900	3,173,675
Purchases of property, plant and equipment	(183,385)	(152,255)
Proceeds from sale of property and equipment	1,522	7,858
Purchases of patents and trademarks	(73,463)	(84,617)
Other	(1,761)	(1,777)
Net cash provided by (used in) investing activities	1,359,712	(1,467,332)

Cash flows from financing activities:
Net proceeds from line of credit	400,000	—
Proceeds from the exercise of stock options	7,685	385,475
Purchases and retirement of common stock	(1,589,851)	(1,969)
Excess tax benefit from employee stock plans	25	23,978
Dividends paid	(1,006,381)	(885,854)
Net cash used in financing activities	(2,188,522)	(478,370)

Effect of exchange rate changes on cash and cash equivalents	(31,181)	269,736

Net (decrease) increase in cash and cash equivalents	(553,269)	248,424

Cash and cash equivalents:
Beginning of period	4,553,479	5,207,105
End of period	$4,000,210	$5,455,529

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$730,621	$1,043,617

Supplemental schedule of noncash investing and financing activities:
Amortization of cumulative unrealized gain on marketable securities	$(2,527)	$(14,462)
Dividends accrued	$487,093	$473,978

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Consolidated Financial Statements

The consolidated balance sheet as of June 30, 2009, and the consolidated statements of income and cash flows for the three- and six-month periods ended June 30, 2009 and 2008 have been prepared by us, without audit.  However, all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009, and for all periods presented, have been made.  The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of operating results for the full year.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Management adjusts such estimates and assumptions when facts and circumstances change.  Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in business and consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to the short maturity of those instruments.

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) amended the Statement of Financial Accounting Standard (SFAS) 157 by FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2).  FSP FAS 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to fiscal years beginning after February 15, 2008.  We adopted the required provisions of SFAS 157 effective in the first quarter of fiscal 2008.  In the first quarter 2009, we adopted the remaining provisions of SFAS 157.  Although we believe the adoption of FSP FAS 157-2 may impact the way that we determine the fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, we do not expect it to have a material impact on our results of operations or financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 was effective for us beginning January 1, 2009.  The implementation of FSP FAS 142-3 did not have an effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 was effective for us beginning in the second quarter 2009 and we have included within our consolidated financial statements the disclosure of fair value of our financial instruments.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165).  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for us in the second quarter 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

Note 2 – Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Finished products	$884,048	$829,861
Work-in-process	1,471,667	1,633,577
Raw materials	2,221,440	2,268,421
	$4,577,155	$4,731,859

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share – diluted, for the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted shares of common stock outstanding – basic	5,560,102	5,552,869	5,575,990	5,542,651
Weighted shares of common stock assumed upon exercise of stock options	77,751	135,868	67,249	128,311
Weighted shares of common stock outstanding – diluted	5,637,853	5,688,737	5,643,239	5,670,962

For the three- and six-month periods ended June 30, 2009, there were 391,924 stock options outstanding that were excluded from the above computation because they were anti-dilutive.

Note 4 – Goodwill and Intangible Assets

As of June 30, 2009 and December 31, 2008, goodwill amounted to $3,261,248 and $3,267,926, respectively.  The slight decrease was due to foreign currency translation relating to the acquisition of Paul Lippke Handels-GmbH.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of June 30, 2009
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$941,290	$(385,942)	$555,348	10 to 17 years
Trademarks and trade names	468,913	(389,303)	79,610	5 to 17 years
Other intangibles	778,596	(711,929)	66,667	3 years
	$2,188,799	$(1,487,174)	$701,625

	As of December 31, 2008
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$860,422	$(365,329)	$495,093	10 to 17 years
Trademarks and trade names	465,756	(381,551)	84,205	5 to 17 years
Other intangibles	778,596	(698,596)	80,000	3 years
	$2,104,774	$(1,445,476)	$659,298

Total amortization expense for the three- and six-month periods ended June 30, 2009 and 2008 was $21,198 and $28,404, and $41,697 and $56,462, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2009 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of June 30, 2009 is as follows:

Estimated Expense
2009	$42,799
2010	$77,666
2011	$63,895
2012	$31,284
2013	$26,521
2014 and thereafter	$117,804

Note 5 – Marketable Securities

As of January 1, 2008, the classification of our marketable debt securities was changed from available-for-sale to held-to-maturity.  This change was made due to our current intent and ability to hold these securities until maturity or the call date as the case may be.  Currently, all of our marketable securities mature within two and one-half years.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no impairment during the first six months of 2009, therefore no adjustment to the amortized cost basis was made.  Under the prior method, these securities were recorded at fair value and the unrealized holding gains and losses were excluded from income and reported as a separate component of stockholders’ equity until realized.  For the debt securities that were outstanding at December 31, 2007, there was approximately $25,000 of unrealized gain that was recorded in stockholders’ equity, which was amortized over the remaining life of the securities.  This unrealized gain was fully amortized as of March 31, 2009.

The amortized cost and fair value for held-to-maturity securities by major security type at June 30, 2009 were as follows:

	June 30, 2009
	Amortized Cost	Fair Value
Certificates of deposit	$5,710,929	$5,711,000
Municipal bonds	4,225,182	4,244,130
	$9,936,111	$9,955,130

Note 6 – Comprehensive Income

Other comprehensive income pertains to foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$515,519	$1,051,369	$914,436	$1,936,996
Foreign currency translation adjustment	429,313	(1,338)	(9,998)	330,355
Amortization of cumulative unrealized gain on marketable securities	—	(14,462)	(2,527)	(14,462)
Comprehensive income	$944,832	$1,035,569	$901,911	$2,252,889

Note 7 – Note Payable - Bank

During the second quarter 2009, we executed a $1,000,000 revolving line of credit agreement with a bank, the proceeds of which are to be used for working capital purposes.  The obligation to repay the amounts borrowed are evidenced by an unsecured 90 day promissory note due September 12, 2009, with interest calculated at 2.25% above the daily three month LIBOR rate.  As of June 30, 2009, the rate was 2.85%.  There are no restrictive covenants or compensating balance requirements associated with this line of credit.  At June 30, 2009, there was $400,000 outstanding under the line.

Note 8 – Warranty

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

Warranty provisions and claims for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	2009	2008
Beginning balance	$229,087	$201,373
Warranty provisions	83,732	171,957
Warranty claims	(110,125)	(163,990)
Ending balance	$202,694	$209,340

Note 9 – Income Taxes

MOCON, Inc. or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China and Germany.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2005.

As of December 31, 2008, the liability for gross unrecognized tax benefits was $168,000, which included potential benefits of $121,000 that, if recognized, would affect the effective tax rate.  During the six months ended June 30, 2009, there were no significant changes to the total gross unrecognized tax benefits.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

Note 10 – Stock-Based Compensation

As of June 30, 2009, we have reserved 233,400 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 846,012 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first six months of 2009.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total cost of stock-based compensation	$57,414	$76,429	$115,731	$154,068
Amount of income tax benefit recognized in earnings	(2,992)	(17,626)	(5,649)	(30,179)
Amount charged against net income	$54,422	$58,803	$110,082	$123,889

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

A summary of the option activity for the first six months of 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	848,562	$8.81	4.9	$567,879
Options granted	—	—	—
Options cancelled/expired	(1,550)	$10.53	—
Options exercised	(1,000)	$7.69	—
Outstanding at June 30, 2009	846,012	$8.81	4.4	$610,127

Exercisable at June 30, 2009	700,843	$8.60	4.0	$603,064

The total intrinsic value of options exercised was $985 and $104,553 during the three-month periods ended June 30, 2009 and 2008, respectively, and $985 and $141,788 during the first six months of 2009 and 2008, respectively.

A summary of the status of our unvested option shares as of June 30, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	163,469	$2.47
Options granted	—	—
Options cancelled	(1,550)	$2.66
Options vested	(16,750)	$2.40
Unvested at June 30, 2009	145,169	$2.48

As of June 30, 2009, there was $359,456 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  The total fair value of option shares vested during the three-month periods ended June 30, 2009 and 2008 was $20,100 and $26,884, respectively, and $40,200 and $53,768 during the six-month periods ended June 30, 2009 and 2008, respectively.

Note 11 – Subsequent Event

In August 2009, we repurchased 240,000 shares of our outstanding common stock for a total purchase price of $1,992,000, or $8.30 per share.  This purchase entailed the use of funds which had been authorized by the Board of Directors in June 2009.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales	100.0	100.0	100.0	100.0
Cost of sales	43.5	40.4	42.7	41.3
Gross profit	56.5	59.6	57.3	58.7
Selling, general and administrative expenses	38.8	33.1	40.3	33.8
Research and development expenses	7.2	6.5	7.7	6.9
Operating income	10.5	20.0	9.3	18.0
Other income	1.8	2.1	1.9	1.9
Income before income taxes	12.3	22.1	11.2	19.9
Income taxes	4.3	7.9	3.9	6.8
Net income	8.0	14.2	7.3	13.1

Comparison of Financial Results for the Three- and Six-Month Periods Ended June 30, 2009 and 2008

Sales

Sales for the three-month period ended June 30, 2009 were $6,421,000, down 13% compared to $7,379,000 for the same period in 2008.  The effects of the global economic recession contributed to a decrease in sales across most major product lines and market regions.  On a geographical basis, sales decreased 20% and 7% in our domestic and foreign markets, respectively.  Domestic and foreign sales accounted for 43% and 57%, respectively, of our consolidated second quarter sales in 2009, and 47% and 53% of our consolidated sales, respectively, for the same period in 2008.

Sales for the six-month period ended June 30, 2009 were $12,593,000, down 15% compared to $14,841,000 for the same period in 2008.  Sales in the prior period benefited from a weaker U.S. dollar which made our products and services more attractive in the European market.  On a geographical basis, sales decreased 19% and 12% in our domestic and foreign markets, respectively.  Domestic and foreign sales accounted for 45% and 55%, respectively, of our consolidated sales for the first six months of 2009, and 47% and 53% for the same period in 2008.

The following table summarizes total sales by product line for the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Permeation products and services	$3,619,027	$4,302,125	$7,211,652	$8,236,178
Gas, headspace, and other analyzer products and services	2,381,052	2,751,485	4,747,048	5,780,563
Other instruments and services	421,257	325,112	634,395	824,415
	$6,421,336	$7,378,722	$12,593,095	$14,841,156

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Domestic sales	$2,773,904	$3,456,007	$5,663,336	$6,948,938
Foreign sales:
Europe	1,769,388	1,790,772	3,363,147	3,773,673
Asia	1,371,598	1,491,505	2,543,181	2,924,700
Other	506,446	640,438	1,023,431	1,193,845
Total foreign sales	3,647,432	3,922,715	6,929,759	7,892,218
	$6,421,336	$7,378,722	$12,593,095	$14,841,156

Permeation Products and Services — Sales of our permeation products and services, which accounted for 56% and 58% of our consolidated second quarter sales in 2009 and 2008, respectively, decreased 16% during the second quarter 2009 compared to the same period in 2008.  This decrease, in both our domestic and foreign markets, was due primarily to decreased demand for our core permeation instruments, as orders for capital equipment have weakened.  International sales of permeation products and services accounted for 68% of the total sales of this product group in the second quarter 2009.

Sales of our permeation products and services, which accounted for approximately 57% and 55% of our consolidated sales during the first six months in 2009 and 2008, respectively, decreased 12% during the first six months of 2009 compared to the same period in 2008.  The decrease was evident in both our domestic and foreign markets.

Gas, Headspace, and Other Analyzer Products and Services — Sales of our gas, headspace, and other analyzer products and services, which accounted for 37% of our consolidated second quarter sales in both 2009 and 2008, decreased 13% during the second quarter 2009 compared to the same period in 2008.  Within this group, sales of our packaging products, which includes headspace analyzers and leak detection equipment, increased 27% during the second quarter 2009 compared to the same period in 2008 primarily due to continued growth of the PAC CHECK® series of headspace analyzers including the new Model 450 EC benchtop unit, and the Lippke® Model 4500 package test system.  However, sales of our gas analyzer products through our Baseline subsidiary decreased 36% due primarily to reduced demand for gas chromatograph instruments and piD-TECH® sensors.  Sales of our total hydrocarbon analyzer instruments were consistent between periods.

Sales of our gas, headspace, and other analyzer products and services, which accounted for 38% and 39% of our consolidated sales during the first six months in 2009 and 2008, respectively, decreased 18% during the first six months of 2009 compared to the same period in 2008.  Within this group, sales of our packaging products, which includes headspace analyzers and leak detection equipment, increased 4% during the first six months of 2009 compared to the same period in 2008.  However, sales of our gas analyzer products through our Baseline subsidiary decreased 26% due primarily to reduced demand for gas chromatograph and total hydrocarbon analyzer instruments, as well as piD-TECH sensors, partially offset by an increase in sales of detectors to the OEM market.

Other Instruments and Services — Sales in our other instruments and services category, which accounted for 7% and 5% of our consolidated second quarter sales in 2009 and 2008, respectively, increased 30% in the second quarter 2009, compared to the same period in 2008.  This increase was due primarily to increased demand for our aroma and off-odor compound analysis instruments and an increase in contract manufacturing of sample preparation products.

Sales in our other instruments and services category, which accounted for 5% and 6% of our consolidated sales during the first six months in 2009 and 2008, respectively, decreased 23% during the first six months of 2009, compared to the same period in 2008.  This decrease was due primarily to a reduction in contract manufacturing of sample preparation products and reduced sales of non-MOCON products by our German subsidiary.

Gross Profit

The gross profit margins for our product sales were 57.2% and 60.5% for the three-month periods ended June 30, 2009 and 2008, respectively.  This decrease was primarily due to the lower percentage of permeation equipment sold, which generally carries a higher gross margin, as well as the lower volume over which to allocate fixed costs.  The gross profit margins for our consulting services were 48.4% and 46.4%, respectively, for the three-month periods ended June 30, 2009 and 2008.  This increase was primarily due to the increase in sales and also the varying margins between consulting service projects.

For the six months ended June 30, 2009 and 2008, the gross profit margins for our products were 58.4% and 59.7%, respectively.  This decrease was primarily due to sales mix as sales of higher margin permeation equipment were lower in the current period, as well as the lower volume over which to allocate fixed costs.  For the six months ended June 30, 2009 and 2008, the gross profit margins for our consulting services were consistent at 41.8% and 41.3%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $2,491,000 in the three-month period ended June 30, 2009, consistent with $2,441,000 in the same period of 2008.  As a percentage, SG&A expenses were 38.8% and 33.1% of consolidated sales in the second quarters of 2009 and 2008, respectively, due to the lower sales level in 2009.  Higher wages and benefits and increased marketing expenses were offset by lower professional fees and stock option expense in the second quarter 2009 compared to the same period in 2008.

SG&A expenses were $5,072,000 in the six-month period ended June 30, 2009, consistent with $5,024,000 in the same period of 2008.  As a percentage, SG&A expenses were 40.3% and 33.8% of consolidated sales in the first six months of 2009 and 2008, respectively, due to the lower sales level in 2009.  Higher wages and benefits and increased marketing expenses were offset by lower incentive compensation, stock option expense and professional fees in the first six months of 2009 compared to the same period in the prior year.

Research and Development Expenses

Research and development (R&D) expenses were $462,000, or 7.2% of sales in the second quarter 2009, compared to $483,000, or 6.5% of sales, in the same period of 2008.  R&D expenses were $970,000, or 7.7% of sales in the first six months of 2009, compared to $1,027,000, or 6.9% of sales, in the same period of 2008.  Our intent is to spend between 6% and 8% of consolidated sales on R&D on an on-going basis.

Other Income

Other income for the three- and six-month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$103,154	$141,169	$220,916	$280,278
Foreign currency exchange gain	12,611	12,378	4,593	5,793
Other	3,507	3,374	3,070	2,543
	$119,272	$156,921	$228,579	$288,614

Interest income decreased for both the second quarter and six months ended June 30, 2009, compared to the same periods in 2008, due to lower average yields on lower average interest bearing investments.

Income Tax Expense

Our provision for income taxes was 35.0% of income before income taxes for the second quarter ended June 30, 2009, compared to 35.6% of income before income taxes for the second quarter ended June 30, 2008.  This decrease in the effective tax rate in the second quarter 2009 was primarily due to a one-time charge that occurred in the second quarter 2008.

For the six months ended June 30, 2009, our provision for income taxes was 34.9% of income before income taxes compared to 34.2% of income before income taxes for the similar period in the prior year.  The higher rate in the current year was primarily due to the impact of permanent items applied to a lower income base.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2009 to be in the range of 33% to 36%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $516,000 in the second quarter 2009, compared to $1,051,000 in the first quarter 2008.  Diluted net income per share was $0.09 and $0.18 in the second quarters of 2009 and 2008, respectively.  For the six months ended June 30, 2009, net income was $914,000, or $0.16 per diluted share, compared to net income of $1,937,000, or $0.34 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  During the second quarter 2009, we initiated a $1,000,000 revolving line of credit to supplement current working capital requirements. Total cash, cash equivalents and marketable securities decreased $2,173,000 during the first six months of 2009 to $13,936,000 as of June 30, 2009, compared to $16,109,000 at December 31, 2008.  The primary reason for this decrease was due to the repurchase of 181,171 shares of our common stock for an aggregate of $1,590,000.  Our working capital as of June 30, 2009 increased $655,000 to $18,548,000, as compared to $17,893,000 at December 31, 2008.  We invest our excess cash in marketable securities consisting primarily of municipal bonds, certificates of deposits and U.S. treasury obligations.  We believe that a combination of our existing cash, cash equivalents and marketable securities, revolving credit line and cash flow from operations will continue to be adequate to fund our operations, capital expenditures, dividend payments and authorized stock repurchases for at least the next twelve months.  Purchases of property and equipment were relatively constant between the first six months of 2009 and 2008, and we had no material commitments for capital expenditures as of June 30, 2009.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $307,000 and $1,924,000 in the first six months of 2009 and 2008, respectively.  The key components of the cash provided by operating activities in 2009 were the income for the period and reduced inventories and accounts receivable.  These increases were partially offset by a reduction of accounts payable, a reduction in accrued compensation and vacation, which was primarily due to the March 2009 payment of incentive bonuses related to 2008, and an increase in prepaid income taxes.

Cash Flow from Investing Activities

Cash provided by (used in) investing activities totaled $1,360,000 and ($1,467,000) in the first six months of 2009 and 2008, respectively.  The primary reasons for cash provided by investing activities in 2009 were net proceeds from maturities of marketable securities of $1,617,000, offset somewhat by purchases of property and equipment.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities totaled $2,189,000 and $478,000 in the first six months of 2009 and 2008, respectively.  During the first six months of 2009 and 2008, we made dividend payments to our shareholders of $1,006,000 and $886,000, respectively.  During the second quarter of 2009, we borrowed $1,000,000 under our revolving line of credit and repaid $600,000 before June 30, 2009.  Also, during the second quarter 2009, we repurchased $1,590,000 of our outstanding common stock.  Partially offsetting the impact of the dividend payments in 2008 were the proceeds from the exercise of stock options in the amount of $385,000.

In June 2009, our Board of Directors authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2,000,000 of our common stock.  As of June 30, 2009, the full amount of this authorization remained in place.  During the first six months of 2009 we repurchased 181,171 shares at a total cost of $1,590,000 which completely utilized the prior authorization.

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

Recently Issued Accounting Pronouncements

In June 2009,  the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).  SFAS 167 amends certain requirements of FASB Interpretation No.46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 becomes effective for us in 2010.  We do not expect the adoption of SFAS 167 to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168).  SFAS 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  SFAS 168 becomes effective for us in the third quarter of 2009.  We do not expect that the adoption of SFAS 168 will have a material effect on our consolidated financial statements.

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

Allowance for doubtful accounts and sales returns — Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of June 30, 2009, we had $180,000 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories — We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product.  We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of June 30, 2009, we had $308,000 accrued for excess and obsolete inventories.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of June 30, 2009, we had $203,000 accrued for future estimated warranty claims.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At June 30, 2009 and December 31, 2008, we provided a valuation allowance in the approximate amount of $370,000 and $364,000, respectively, against our net deferred tax assets, related primarily to the long-term capital loss carryforward.

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

Item 4T.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period, to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our Company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the second quarter ended June 30, 2009 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

The following table shows our stock repurchase activity during the second quarter ended June 30, 2009:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount of Authorization Remaining Under the Plan
April 1, 2009 through April 30, 2009	—		—	—	—
May 1, 2009 through May 31, 2009	1,296	(1)	$8.72	1,296	$1,548,000
June 1, 2009 through June 30, 2009	177,255	(1)	$8.75	177,255	$2,000,000

(1)   The 178,551 shares repurchased during the periods indicated above exhausted the amount remaining in the November 9, 2005 authorization by our Board of Directors.  After these repurchases were made, on June 23, 2009, our Board of Directors authorized the repurchase of up to an additional $2,000,000 of our common stock.  This program has no expiration date, but may be suspended or discontinued at any time by our Board of Directors.  There was $2,000,000 remaining in this authorization as of June 30, 2009.

Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the second quarter ended June 30, 2009.

Item 4.                                     Submission of Matters to a Vote of Security Holders

(a)   Our Annual Meeting of Shareholders was held on May 19, 2009.

(b)   The results of the shareholder votes were as follows:

	For	Against/Withhold	Abstain	Broker Non-Votes
1. Election of Directors
Robert L. Demorest	5,077,443	29,148	—	—
Dean B. Chenoweth	5,065,851	40,740	—	—
Donald N. DeMorett	5,081,462	25,129	—	—
J. Leonard Frame	5,053,411	53,180	—	—
Robert F. Gallagher	4,989,813	116,778	—	—
Daniel W. Mayer	5,081,163	25,428	—	—
Ronald A. Meyer	5,080,282	26,309	—	—
Richard A. Proulx	5,070,271	36,320	—	—
Tom C. Thomas	4,866,873	239,718	—	—

2. Ratification of Independent Registered Public Accounting Firm	4,883,505	15,707	207,379	—

Item 6.                                     Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: August 13, 2009	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2009

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