Form 10-Q
period 2009-09-30
MOCON INC
filed 2009-11-13
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2009

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

5,169,743 Common Shares were outstanding as of October 31, 2009.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2009

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited) September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Income (Unaudited) Three months and nine months ended September 30, 2009 and 2008	2

	Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2009 and 2008	3

	Notes to Consolidated Financial Statements (Unaudited)	4-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19-20

Item 4T.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21

Item 6.	Exhibits	22

Signatures		23

Exhibit Index		24

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$5,662,117	$4,553,479
Marketable securities, current	6,076,587	7,087,373
Trade accounts receivable, less allowance for doubtful accounts of $135,158 in 2009 and $137,182 in 2008	4,158,868	4,514,359
Other receivables	136,639	255,923
Inventories	4,419,694	4,731,859
Prepaid income taxes	589,799	465,641
Prepaid expenses	410,930	385,264
Deferred income taxes	362,773	362,773
Total current assets	21,817,407	22,356,671

Marketable securities, noncurrent	1,418,120	4,468,064
Property, plant and equipment, net of accumulated depreciation of $4,500,795 in 2009 and $4,274,454 in 2008	1,728,425	1,826,269

Other assets:
Goodwill	3,335,384	3,267,926
Technology rights and other intangibles, net	704,752	659,298
Deferred income taxes	298,094	298,094
Other	79,546	76,905
Total other assets	4,417,776	4,302,223

TOTAL ASSETS	$29,381,728	$32,953,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,278,619	$1,676,448
Accrued compensation and vacation	1,130,945	1,498,428
Other accrued expenses	283,607	310,828
Accrued product warranties	211,108	229,087
Dividends payable	465,277	503,308
Deferred revenue	349,378	245,793
Total current liabilities	3,718,934	4,463,892

Noncurrent liabilities:
Obligations to former employees	57,472	55,522
Accrued income taxes	194,873	215,820
Total noncurrent liabilities	252,345	271,342

Total liabilities	3,971,279	4,735,234

Stockholders’ equity:
Capital stock – undesignated. Authorized 3,000,000 shares	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,169,743 shares in 2009 and 5,592,314 shares in 2008	516,974	559,231
Additional paid-in capital	57,319	2,868,669
Retained earnings	24,033,283	24,268,266
Accumulated other comprehensive income	802,873	521,827
Total stockholders’ equity	25,410,449	28,217,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,381,728	$32,953,227

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales:
Products	$6,116,215	$6,985,047	$17,873,446	$21,010,620
Consulting services	484,344	444,191	1,320,208	1,259,774
Total sales	6,600,559	7,429,238	19,193,654	22,270,394

Cost of sales:
Products	2,385,444	2,602,113	7,273,843	8,256,538
Consulting services	297,020	264,426	783,765	742,886
Total cost of sales	2,682,464	2,866,539	8,057,608	8,999,424

Gross profit	3,918,095	4,562,699	11,136,046	13,270,970

Selling, general and administrative expenses	2,267,755	2,586,565	7,340,218	7,610,490

Research and development expenses	470,330	433,630	1,439,961	1,460,594

Operating income	1,180,010	1,542,504	2,355,867	4,199,886

Other income	91,729	134,051	320,308	422,665

Income before income taxes	1,271,739	1,676,555	2,676,175	4,622,551

Income taxes	398,000	595,000	888,000	1,604,000

Net income	$873,739	$1,081,555	$1,788,175	$3,018,551

Net income per common share:
Basic	$0.17	$0.19	$0.33	$0.54
Diluted	$0.16	$0.19	$0.32	$0.53

Weighted average common shares outstanding:
Basic	5,250,543	5,579,932	5,467,507	5,555,078
Diluted	5,312,984	5,700,069	5,533,108	5,672,630

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,788,175	$3,018,551
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	173,050	227,929
Loss on disposition of long-term assets	8,053	31,776
Depreciation and amortization	440,284	433,482
Deferred income taxes	—	(56,708)
Excess tax benefit from employee stock plans	(25)	(24,570)
Changes in operating assets and liabilities:
Trade accounts receivable	78,020	(191,663)
Other receivables	118,892	(33,377)
Inventories	344,180	(629,838)
Prepaid income taxes	(98,825)	—
Prepaid expenses	(25,050)	(505,210)
Accounts payable	(118,054)	503,968
Accrued compensation and vacation	(375,317)	(69,365)
Other accrued expenses	(25,331)	(33,901)
Accrued product warranties	(20,008)	25,216
Accrued income taxes	(25,560)	(55,846)
Deferred revenue	103,585	(68,545)
Net cash provided by operating activities	2,366,069	2,571,899

Cash flows from investing activities:
Purchases of marketable securities	(979,101)	(7,658,216)
Proceeds from maturities of marketable securities	5,037,304	5,450,686
Purchases of property, plant and equipment	(258,816)	(348,626)
Proceeds from sale of property and equipment	3,066	7,817
Purchases of patents and trademarks	(106,785)	(112,775)
Other	(2,641)	(2,582)
Net cash provided by (used in) investing activities	3,693,027	(2,663,696)

Cash flows from financing activities:
Proceeds from the exercise of stock options	7,685	491,062
Purchases and retirement of common stock	(3,602,083)	(1,968)
Excess tax benefit from employee stock plans	25	24,570
Dividends paid	(1,493,473)	(1,359,833)
Net cash used in financing activities	(5,087,846)	(846,169)

Effect of exchange rate changes on cash and cash equivalents	137,388	(75,108)

Net increase (decrease) in cash and cash equivalents	1,108,638	(1,013,074)

Cash and cash equivalents:
Beginning of period	4,553,479	5,207,105
End of period	$5,662,117	$4,194,031

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$971,979	$1,752,228

Supplemental schedule of noncash investing and financing activities:
Amortization of cumulative unrealized gain on marketable securities	$(2,527)	$(18,937)
Dividends accrued	$465,277	$475,873

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Consolidated Financial Statements

The consolidated balance sheet as of September 30, 2009, and the consolidated statements of income and cash flows for the three- and nine-month periods ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at September 30, 2009, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of operating results for the full year.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

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

Subsequent Events

We have evaluated subsequent events through November 13, 2009, the date these consolidated financial statements were issued.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to the short maturity of those instruments.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Update No. 2009-01, which establishes The FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  The ASC is effective for interim and annual periods ending after September 15, 2009.  We have adopted the ASC when referring to GAAP in this report on Form 10-Q for the quarter ended September 30, 2009.  The adoption of the ASC did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued guidance, now codified as ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB released additional guidance, also now codified under ASC Topic 820, which provided for delayed application of certain guidance related to non-financial assets and non-financial liabilities not measured at fair value on a recurring basis.  We adopted ASC Topic 820 in the first quarter 2008, except as it applies to those non-financial assets and non-financial liabilities, which was adopted in the first quarter 2009.  Although we believe the adoption of this guidance may impact the way that we determine the fair value of goodwill, indefinite-lived intangible assets, and other long-lived assets, we do not expect it to have a material impact on our results of operations or financial condition.

Note 2 — Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Finished products	$904,486	$829,861
Work-in-process	1,436,464	1,633,577
Raw materials	2,078,744	2,268,421
	$4,419,694	$4,731,859

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted shares of common stock outstanding – basic	5,250,543	5,579,932	5,467,507	5,555,078
Weighted shares of common stock assumed upon exercise of stock options	62,441	120,137	65,601	117,552
Weighted shares of common stock outstanding – diluted	5,312,984	5,700,069	5,533,108	5,672,630

For the three- and nine-month periods ended September 30, 2009, there were 481,024 stock options outstanding that were excluded from the above computation because they were anti-dilutive.

Note 4 — Goodwill and Intangible Assets

As of September 30, 2009 and December 31, 2008, goodwill amounted to $3,335,384 and $3,267,926, respectively.  The increase was due to foreign currency translation relating to the acquisition of Paul Lippke Handels-GmbH.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of September 30, 2009
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$958,207	$(390,804)	$567,403	10 to 17 years
Trademarks and trade names	470,846	(393,497)	77,349	5 to 17 years
Other intangibles	778,596	(718,596)	60,000	3 years
	$2,207,649	$(1,502,897)	$704,752

	As of December 31, 2008
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$860,422	$(365,329)	$495,093	10 to 17 years
Trademarks and trade names	465,756	(381,551)	84,205	5 to 17 years
Other intangibles	778,596	(698,596)	80,000	3 years
	$2,104,774	$(1,445,476)	$659,298

Total amortization expense for the three-month periods ended September 30, 2009 and 2008 was $21,588 and $29,293, respectively, and $63,285 and $85,755 for the nine-month periods ended September 30, 2009 and 2008.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2009 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of September 30, 2009 is as follows:

Estimated Expense
2009	$22,147
2010	$79,867
2011	$66,228
2012	$33,803
2013	$29,110
2014 and thereafter	$144,847

Note 5 — Marketable Securities

As of January 1, 2008, the classification of our marketable debt securities was changed from available-for-sale to held-to-maturity.  This change was made due to our current intent and ability to hold these securities until maturity or the call date as the case may be.  Currently, all of our marketable securities mature within two years.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no impairment during the first nine months of 2009, therefore no adjustment to the amortized cost basis was made.  Under the prior method, these securities were recorded at fair value and the unrealized holding gains and losses were excluded from income and reported as a separate component of stockholders’ equity until realized.  For the debt securities that were outstanding at December 31, 2007, there was approximately $25,000 of unrealized gain that was recorded in stockholders’ equity, which was amortized over the remaining life of the securities.  This unrealized gain was fully amortized as of March 31, 2009.

The amortized cost and fair value for held-to-maturity securities by major security type at September 30, 2009 were as follows:

	September 30, 2009
	Amortized Cost	Fair Value
Certificates of deposit	$4,100,959	$4,101,000
Municipal bonds	3,393,748	3,422,629
	$7,494,707	$7,523,629

Note 6 — Comprehensive Income

Other comprehensive income pertains to foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$873,739	$1,081,555	$1,788,175	$3,018,551
Foreign currency translation adjustment	293,571	(450,679)	283,573	(120,324)
Amortization of cumulative unrealized gain on marketable securities	—	(4,475)	(2,527)	(18,937)
Comprehensive income	$1,167,310	$626,401	$2,069,221	$2,879,290

Note 7 — Note Payable - Bank

During the second quarter 2009, we executed a $1,000,000 revolving line of credit agreement with a bank to supplement our working capital requirements.  The full amount of the line was borrowed during the second quarter 2009 and repaid in the third quarter, together with interest calculated at 2.25% above the daily three month LIBOR rate.  There were no restrictive covenants or compensating balance requirements associated with this line of credit.  As of September 30, 2009, there were no amounts outstanding under this line of credit.

Note 8 — Warranty

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

Warranty provisions and claims for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009	2008
Beginning balance	$229,087	$201,373
Warranty provisions	187,349	284,346
Warranty claims	(205,328)	(259,830)
Ending balance	$211,108	$225,889

Note 9 — Income Taxes

MOCON, Inc. or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China and Germany.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2006.

As of December 31, 2008, the liability for gross unrecognized tax benefits was $168,000, which included potential benefits of $121,000 that, if recognized, would affect the effective tax rate.  During the nine months ended September 30, 2009, there were no significant changes to the total gross unrecognized tax benefits that would have a material effect on results of operations.  In the third quarter 2009, the provision for unrecognized tax benefits was reduced slightly to reflect the closing of the statute of limitations on a certain tax year.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

Note 10 — Stock-Based Compensation

As of September 30, 2009, we have reserved 234,675 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 844,012 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first nine months of 2009.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total cost of stock-based compensation	$57,319	$73,862	$173,050	$227,929
Amount of income tax benefit recognized in earnings	(2,657)	(8,256)	(8,306)	(38,435)
Amount charged against net income	$54,662	$65,606	$164,744	$189,494

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

A summary of the option activity for the first nine months of 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	848,562	$8.81	4.9	$567,879
Options granted	—	—	—
Options cancelled/expired	(3,550)	$10.31	—
Options exercised	(1,000)	$7.69	—
Outstanding at September 30, 2009	844,012	$8.81	4.1	$556,099

Exercisable at September 30, 2009	708,043	$8.60	3.8	$556,099

The total intrinsic value of options exercised was $0 and $154,901 during the three-month periods ended September 30, 2009 and 2008, respectively, and $985 and $296,689 during the first nine months of 2009 and 2008, respectively.

A summary of the status of our unvested option shares as of September 30, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	163,469	$2.47
Options granted	—	—
Options cancelled	(2,375)	$2.59
Options vested	(25,125)	$2.40
Unvested at September 30, 2009	135,969	$2.48

As of September 30, 2009, there was $225,030 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value of option shares vested during the three-month periods ended September 30, 2009 and 2008 was $20,100 and $26,883, respectively, and $60,300 and $80,651 during the nine-month periods ended September 30, 2009 and 2008, respectively.

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

Overview

Description of Business

MOCON, Inc. designs, manufactures, markets and services products, and provides consulting services, primarily in the measurement and analytical instrument and services markets.  Our products include instruments that measure gases and chemical compounds in a variety of applications.  We continually seek growth opportunities through technological and product improvement, by acquiring and developing new products, and by acquiring companies we consider to be strategically important.

We have three primary operating locations in the United States — Minnesota, Colorado and Texas — and foreign facilities in Germany and China.  We use a combination of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany and China, and use a network of independent sales representatives to market and service our products and services in other foreign countries.  In recent years, over half of our revenues have come from international customers.

Our current plans for growth include continued strong funding for research and development (approximately 6% to 8% of our revenue) to foster new product development, together with strategic acquisitions where appropriate.  Our products are used by customers in many different markets.  A significant focus of our product development and marketing efforts in 2009 has been in the food and beverage markets.  Our target customers in this market are primarily interested in three things: developing successful new consumer products, maintaining high quality in their products and ensuring the shelf life and safety of their products.  Food safety has been in the news a great deal lately, and our newest products help address the increased consumer emphasis on health and safety.

Market Strategy

Our BevAlert® system tests the purity of carbon dioxide used to carbonate soft drinks, beer and mineral waters around the world.  As manufacturers of these consumer beverages expand their businesses and operations, especially into underdeveloped countries, they are increasingly investing in better instrumentation to ensure the final product is free of potential contaminants.  We feel our BevAlert system is well suited to addressing the concerns of manufacturers of beverages, and we estimate that the addressable market for purity testing systems in the beverage industry could be as much as an aggregate of $105 million over the next ten years.  We believe this could be a growth opportunity for us as our sales of the BevAlert system have been ramping up in the past two years.

We have recently developed and introduced our OpTech-O2™ Platinum oxygen analyzer, which is able to measure the oxygen concentration in a food, beverage, pharmaceutical or medical device package without piercing the package.  This new technology, which went into production in the third quarter of 2009, will enable manufacturers in these industries to track and trace their products during manufacture and distribution, and follow changes in oxygen levels as they occur.  Applications include looking for poor heat seals or leaks, excessive package permeation, poor gas flushing and microbial growth.  All of these issues affect product acceptance, product quality and product safety.  We believe the addressable market for products in these industries that have the functionality of our OpTech-O2 Platinum oxygen analyzer could be as high as an aggregate of $75 million over the next ten years.

In the cases of both the BevAlert and the OpTech products, MOCON is targeting the worldwide increase in concern for consumer safety in the food and beverage markets.  Our strategy is to continue to position ourselves as a leader in the consumer and industrial safety marketplace by offering unique products and services into large and growing markets.

Results of Operations

The following table sets forth the relationship between various components of our results of operations,

stated as a percent of sales, for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	100.0	100.0	100.0	100.0
Cost of sales	40.6	38.6	42.0	40.4
Gross profit	59.4	61.4	58.0	59.6
Selling, general and administrative expenses	34.4	34.8	38.2	34.2
Research and development expenses	7.1	5.8	7.5	6.5
Operating income	17.9	20.8	12.3	18.9
Other income	1.3	1.8	1.6	1.9
Income before income taxes	19.2	22.6	13.9	20.8
Income taxes	6.0	8.0	4.6	7.2
Net income	13.2	14.6	9.3	13.6

Comparison of Financial Results for the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

Sales

Sales for the three-month period ended September 30, 2009 were $6,601,000, down 11% compared to $7,429,000 for the same period in 2008.  Although total sales in the current quarter were higher than the first and second quarters of 2009, the global economic slowdown continued to affect sales across most major product lines and foreign market regions. On a geographical basis, sales decreased 25% in our foreign markets, offset somewhat by an increase of 11% in our domestic markets.  This increase in our domestic market was primarily due to a lower than normal quarter in the prior year.  Domestic and foreign sales accounted for 47% and 53%, respectively, of our consolidated third quarter sales in 2009, and 38% and 62% of our consolidated sales, respectively, for the same period in 2008.

Sales for the nine-month period ended September 30, 2009 were $19,194,000, down 14% compared to $22,270,000 for the same period in 2008.  Sales in the prior period benefited from a weaker U.S. dollar which made our products and services more attractive in the European market.  On a geographical basis, sales decreased 10% and 17% in our domestic and foreign markets, respectively.  Domestic and foreign sales accounted for 46% and 54%, respectively, of our consolidated sales for the first nine months of 2009, and 44% and 56% for the same period in 2008.

The following table summarizes total sales by product line for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Permeation products and services	$3,686,452	$3,814,399	$10,898,104	$12,050,577
Gas, headspace, and other analyzer products and services	2,546,196	3,395,414	7,293,244	9,175,977
Other instruments and services	367,911	219,425	1,002,306	1,043,840
	$6,600,559	$7,429,238	$19,193,654	$22,270,394

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Domestic sales	$3,134,175	$2,812,010	$8,797,511	$9,760,948
Foreign sales:
Europe	1,588,609	1,992,022	4,951,756	5,765,695
Asia	1,531,533	1,781,861	4,074,714	4,706,561
Other	346,242	843,345	1,369,673	2,037,190
Total foreign sales	3,466,384	4,617,228	10,396,143	12,509,446
	$6,600,559	$7,429,238	$19,193,654	$22,270,394

Permeation Products and Services — Sales of our permeation products and services, which accounted for 56% and 51% of our consolidated third quarter sales in 2009 and 2008, respectively, decreased 3% during the third quarter 2009 compared to the same period in 2008.  The decrease was a result of lower shipments to our international markets, partially offset by an increase in shipments in our domestic markets.  International sales of permeation products and services accounted for 68% of the total sales of this product group in the third quarter 2009, and 75% of the total sales in this product group for the third quarter 2008.

Sales of our permeation products and services, which accounted for approximately 57% and 54% of our consolidated sales during the first nine months in 2009 and 2008, respectively, decreased 10% during the first nine months of 2009 compared to the same period in 2008.  The decrease was primarily the result of lower international shipments, as domestic sales were relatively constant between the periods. International sales of permeation products and services accounted for 66% of the total sales of this product group in the first nine months of 2009, and 69% of the total sales in this product group for the third quarter 2008.

Gas, Headspace, and Other Analyzer Products and Services — Sales of our gas, headspace, and other analyzer products and services, which accounted for 39% and 46% of our consolidated third quarter sales in 2009 and 2008, decreased 25% during the third quarter 2009 compared to the same period in 2008.  Within this group, sales of our gas analyzer products through our Baseline subsidiary  decreased 23% due primarily to lower demand for gas chromatograph and total hydrocarbon analyzer instruments to the oil and gas drilling and environmental markets.  In addition, the prior year benefitted from a large order for gas chromatographs for an environmental application. The decrease in sales of instruments was partially offset by an increase in sales of gas sensors and detectors.  Also in this group, sales of our packaging products decreased 21% during the third quarter 2009 compared to the same period in 2008 primarily due to lower demand for our headspace analyzer and leak detection equipment, primarily in our foreign markets.

Sales of our gas, headspace, and other analyzer products and services, which accounted for 38% and 41% of our consolidated sales during the first nine months in 2009 and 2008, respectively, decreased 21% during the first nine months of 2009 compared to the same period in 2008.  Sales of our gas analyzer products decreased 25% due to lower demand for capital equipment instruments.  This decrease was partially offset by an increase in sales of gas sensors and detectors.  Sales of our packaging products decreased 6% during the first nine months of 2009 compared to the same period in 2008 primarily due to lower demand for our headspace analyzer and leak detection equipment, primarily in our foreign markets.

Other Instruments and Services — Sales in our other instruments and services category, which accounted for 5% and 3% of our consolidated third quarter sales in 2009 and 2008, respectively,

increased 68% in the third quarter 2009, compared to the same period in 2008.  This increase was due primarily to an increase in contract manufacturing of sample preparation products and increased sales of non-MOCON products by our German subsidiary.

Sales in our other instruments and services category, which accounted for 5% of our consolidated sales during the first nine months in both 2009 and 2008, decreased 4% during the first nine months of 2009, compared to the same period in 2008.  This decrease was due primarily to a reduction in contract manufacturing of sample preparation products.

Gross Profit

The gross profit margins for our product sales were 61.0% and 62.7% for the three-month periods ended September 30, 2009 and 2008, respectively.  Although the margin is lower in the current period, it is better than the first two quarters of 2009 and above historical trends.  This improvement was partially the result of changes in the manufacturing process for sensors and detectors to increase efficiency and reduce rework.  The prior year margin was strong due to a price increase on gas chromatographs and higher plant utilization.  The gross profit margins for our consulting services were 38.7% and 40.5%, respectively, for the three-month periods ended September 30, 2009 and 2008.  This decrease was primarily due to the varying margins between consulting service projects.

For the nine months ended September 30, 2009 and 2008, the gross profit margins for our products were 59.3% and 60.7%, respectively.  This decrease was primarily due to lower shipment of permeation equipment which typically carries a higher margin, as well as lower volume over which to allocate fixed manufacturing costs.  For the nine months ended September 30, 2009 and 2008, the gross profit margins for our consulting services were consistent at 40.6% and 41.0%, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $2,268,000 in the three-month period ended September 30, 2009, compared to $2,587,000 in the same period of 2008.  As a percentage, SG&A expenses were consistent at 34.4% and 34.8% of consolidated sales in the third quarters of 2009 and 2008, respectively.  Higher wages and benefits were offset by lower incentive compensation, travel, marketing and stock option expenses in the third quarter 2009 compared to the same period in 2008.

SG&A expenses were $7,340,000 in the nine-month period ended September 30, 2009, compared to $7,610,000 in the same period of 2008.  As a percentage, SG&A expenses were 38.2% and 34.2% of consolidated sales in the first nine months of 2009 and 2008, respectively.  This percentage increase was due to the lower sales level in 2009.  Higher wages and benefits and increased marketing and trade show expenses were offset by lower incentive compensation, stock option expense, travel and professional fees in the first nine months of 2009 compared to the same period in the prior year.

Research and Development Expenses

Research and development (R&D) expenses were $470,000, or 7.1% of sales in the third quarter 2009, compared to $434,000, or 5.8% of sales, in the same period of 2008.  R&D expenses were $1,440,000, or 7.5% of sales in the first nine months of 2009, compared to $1,461,000, or 6.5% of sales, in the same period of 2008.  A significant portion of the resources expended in the third quarter 2009 and the year-to-date were related to the development of the OpTech-O2 Platinum oxygen analyzer.

Our intent is to continue to spend between 6% and 8% of consolidated sales on R&D.

Other Income

Other income for the three- and nine-month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$92,251	$149,408	$313,167	$429,686
Foreign currency exchange (loss) gain	(102)	(15,357)	4,491	(9,564)
Other	(420)	—	2,650	2,543
	$91,729	$134,051	$320,308	$422,665

Interest income decreased for both the third quarter and nine months ended September 30, 2009, compared to the same periods in 2008, due to lower average yields on lower average interest bearing investments.

Income Tax Expense

Our provision for income taxes was 31.3% of income before income taxes for the third quarter ended September 30, 2009, compared to 35.5% of income before income taxes for the third quarter ended September 30, 2008.  This decrease in the effective tax rate in the third quarter 2009 was primarily due to the impact of discrete items arising from the completion of the 2008 income tax returns as well as a reduction in the reserve for uncertain tax positions as a result of the expiration of the statute of limitations in certain jurisdictions.

For the nine months ended September 30, 2009, our provision for income taxes was 33.2% of income before income taxes compared to 34.7% of income before income taxes for the similar period in the prior year.  The lower rate in the current year was primarily due to the effects of discrete items recorded in the third quarter 2009.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2009 to be in the range of 33% to 36%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $874,000 in the third quarter 2009, compared to $1,082,000 in the third quarter 2008.  Diluted net income per share was $0.16 and $0.19 in the third quarters of 2009 and 2008, respectively.  For the nine months ended September 30, 2009, net income was $1,788,000, or $0.32 per diluted share, compared to net income of $3,019,000, or $0.53 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital expenditures and other liquidity needs through our cash flows generated from operations.  We have a commitment for a $5 million revolving line of credit to supplement current working capital requirements.  This line would replace the prior commitment of $1 million and would be used to supplement our available cash on hand in the event we see a strategic use. Total cash, cash equivalents and marketable securities decreased $2,952,000 during the first nine months of 2009 to $13,157,000 as of September 30, 2009, compared to $16,109,000 at December 31, 2008.  The primary reason for this decrease was due to the repurchase during the first three quarters of 2009 of an aggregate of 423,571 shares of our common stock for a total of $3,602,000.  Our working capital as of September 30, 2009 increased $206,000 to $18,098,000, as compared to $17,893,000 at December 31, 2008.  We invest our excess cash in marketable securities consisting primarily of municipal bonds, certificates of deposits and U.S. treasury obligations.  We believe that a combination of our existing cash, cash equivalents and marketable securities, revolving credit line and cash flow from operations will continue to be adequate to fund our operations, capital expenditures, dividend payments and authorized stock repurchases for at least the next twelve months.  Purchases of property and equipment decreased $90,000 to $259,000 in the first nine months of 2009 as compared to the same period in 2008, and we had no material commitments for capital expenditures as of September 30, 2009.

One of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies.  We may need to fund such activities, should they arise, with a combination of cash on hand and debt and/or equity financing, although no assurance can be given that such debt and/or equity financing will be available at reasonable terms or at all.  In addition, there can be no assurance that we would be able to continue to pay dividends or pay dividends at current levels.  If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.  Any plan to raise additional capital may involve an equity-based or equity-linked financing, which may be dilutive to existing shareholders.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $2,366,000 and $2,572,000 in the first nine months of 2009 and 2008, respectively.  The key components of the cash provided by operating activities in 2009 were the income for the period, reduced inventories and other receivables, and increased deferred revenue.  These were partially offset by a reduction of accounts payable and a reduction in accrued compensation and vacation, which was primarily due to the March and July 2009 payments of incentive bonuses.  The March payment related to compensation that was based on 2008 results.

Cash Flow from Investing Activities

Cash provided by (used in) investing activities totaled $3,693,000 and ($2,664,000) in the first nine months of 2009 and 2008, respectively.  The primary reasons for cash provided by investing activities in 2009 were net proceeds from maturities of marketable securities of $4,058,000, offset somewhat by purchases of property and equipment, and patents and trademarks.  We presently do not believe that any significant property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flow from Financing Activities

Cash used in financing activities totaled $5,088,000 and $846,000 in the first nine months of 2009 and 2008, respectively.  During the first nine months of 2009 we repurchased an aggregate of $3,602,000 of our common stock, $2,012,000 of which was in the third quarter.  In addition, we made dividend payments to our shareholders of $1,493,000.

In June 2009, our Board of Directors authorized, depending upon market conditions and other factors, the repurchase of up to a total of $2 million of our common stock.  During the third quarter 2009, we used the entire amount of the authorization by purchasing 242,400 shares of our common stock at an average price of $8.25 per share.  Currently, the Board has not authorized any additional amounts to be used for stock repurchases.

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

Recently Issued Accounting Pronouncements

In June 2009, new guidance was issued by the FASB, now codified in ASC Topic 810, which amends the consolidation guidance applicable to variable interest entities and is effective for us beginning July 1, 2010.  We believe the adoption of this pronouncement will not have a significant impact on our consolidated financial statements.

In September 2009, the FASB ratified its guidance on two revenue recognition standards that will become effective for us beginning January 1, 2011, with earlier adoption permitted.  Under the new guidance on revenue arrangements with multiple deliverables, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to the new guidance for multiple deliverable arrangements discussed above.  In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes under both standards.  We are currently evaluating the impact of adopting the new revenue recognition guidance on our consolidated financial statements and related disclosures.

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

Revenue recognition — We recognize revenue when it is realized or realizable and earned.  In accordance with the Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition, we consider revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.  Our terms are F.O.B. shipping point with no right of return, and customer acceptance of our products is not required.  The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations.  We do not have distributors who stock our equipment.  We do not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts, in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

ASC Topic 605 provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately.  If products or services are sold on a standalone basis, revenue is recognized as the products or services are delivered.  When products or services are sold as part of a multiple element arrangement, we allocate revenue on a relative fair value basis.

Allowance for doubtful accounts and sales returns — Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends do not reflect actual results or if economic conditions worsened for our customers.  In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of September 30, 2009, we had $135,000 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories — We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the finished product and its inherent risk of obsolescence and the on-hand quantities relative to the sales history of that finished product.  We believe that our financial results could be materially different if historical trends do not reflect actual results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of September 30, 2009, we had $312,000 accrued for excess and obsolete inventories.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of September 30, 2009, we had $211,000 accrued for future estimated warranty claims.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At September 30, 2009 and December 31, 2008, we provided a valuation allowance in the approximate amount of $370,000 and $364,000, respectively, against our net deferred tax assets, related primarily to the capital loss carryforward.

Forward-Looking Statements

This quarterly report on Form 10-Q contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our website or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations, addressable market size estimates and business.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning.  These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or could otherwise materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Part I — Item 1A.  Risk Factors” on pages 8 through 12 of such report and the risk factor below.

We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above and the risk factor set forth below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct.  The expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described above.  The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

We have spent significant resources to develop new products in the food and beverage safety and packaging  industries and we have thus far only realized minimal revenues from these products.

As more fully described elsewhere in this quarterly report, we have recently developed and begun to market our newest BevAlert system and OpTech-O2 Platinum analyzer.  We believe that there are significant addressable markets for both of these products and while we believe both of these products are superior in many respects to other similar products being sold by our competitors, each one is new to the marketplace and may not gain the market acceptance necessary to allow us to capitalize on what we believe will be an increasing demand in the food and beverage industries for safety testing and monitoring products.  We have realized modest revenues from sales of our BevAlert system and have just begun commercial production of our OpTech-O2 Platinum analyzer.  If we are not able to successfully market these products, we will not recover the R&D and other expenses we have incurred to bring these products to market.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                             Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the third quarter ended September 30, 2009 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

The following table shows our stock repurchase activity during the third quarter ended September 30, 2009:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount of Authorization Remaining Under the Plan
July 1, 2009 through July 31, 2009	—		—	—	$2,000,000
August 1, 2009 through August 31, 2009	242,400	(1)	$8.25	242,400	—
September 1, 2009 through September 30, 2009	—		—	—	—

(1)          The 242,400 shares repurchased during the periods indicated above exhausted the amount remaining in the June 23, 2009 authorization by our Board of Directors.  We currently are not authorized by our Board of Directors to make further repurchases of our common stock.

Except as set forth in the table above, we did not purchase any shares of our common stock or other equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the third quarter ended September 30, 2009.

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

MOCON, INC.

Date: November 13, 2009	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

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