Form 10-K
period 2009-12-31
MOCON INC
filed 2010-03-30
CIK 67279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES ☐    NO ☐*

* The registrant has not yet been phased into the interactive data requirements.

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

The aggregate market value of the registrant's common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2009 (the last business day of the registrant's second quarter) as reported by the Nasdaq Global Market System, was $43,179,422.

As of March 22, 2010, 5,192,445 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2010 Annual Meeting of Shareholders to be held May 20, 2010.

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

        Our gas and vapor permeation products were first used in the food packaging industry to measure small amounts of moisture which adversely affects dry cereal and other food packaging. Today our core business, the detection, measurement and analysis of vapors and gases, serves industries far beyond food packaging. Our products serve niche markets from foods, beverages, pharmaceuticals and consumer products, to oil and gas exploration, industrial safety and homeland security. For example, our newest analyzers measure the parameters necessary to predict the safe shelf life of packaged foods. This effort is leading us into the food and beverage safety markets worldwide.

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

        MOCON, Inc. was incorporated as a Minnesota corporation in February 1966, and was initially involved in the commercialization of technology developed for the measurement of water vapor permeating through various materials. Today, the key drivers in the industries we serve are food product safety and quality, improving workplace safety, and supplying equipment for oil and gas exploration.

        Historically, a significant portion of our revenues has come from international customers. In this regard, we acquired our subsidiary in Germany to solidify our presence and opportunities in Europe. Similarly, we opened our office in Shanghai, China to better serve our Asian customers.

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

Products and Services

        We develop, manufacture, market and service measurement, analytical and monitoring products used to detect, measure and analyze gases and chemical compounds, as well as provide related consulting services. Please see our consolidated financial statements beginning on page F-1 for financial information concerning our business, including our sales, net income and net assets. Our sales are grouped into four major categories as discussed below.

Permeation Products and Services

        Our permeation products consist of systems and services that measure the rate at which various gases and vapors transmit through various materials. These products perform measurements under precise temperature and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials, including manufacturers of papers, plastic films, coatings and containers and the users of such packaging materials, such as companies in the food, beverage, pharmaceutical and consumer product industries.

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

        Our permeation products and services accounted for approximately 57%, 53% and 53% of our consolidated sales in 2009, 2008 and 2007, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to both research and development departments as well as production and quality assurance groups.

Gas Analyzer Instruments, Sensors and Detectors

        Our Baseline-MOCON, Inc. subsidiary located near Boulder, Colorado produces advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and homeland security.

        We manufacture and sell two types of gas analyzer instruments—gas chromatographs and total hydrocarbon analyzers. These instruments are typically installed in fixed locations at the monitoring sites and generally perform their functions of detecting and measuring various hydrocarbons continually or at regular intervals. We also sell gas sensors and detectors which are sold to original equipment manufacturers (OEMs) of mobile equipment.

        Our gas analyzer instruments, sensors and detectors are for use in industrial hygiene (detection of hazardous gases in the workplace), hydrocarbon gas analysis for oil and gas exploration, contaminant detection in the manufacture of specialty gases, and environmental monitoring (tracking the release, or the presence, of toxic substances). These substances can include the intentional release of toxic gases by terrorists which would be a homeland security application.

        Our gas analyzer instruments, sensors and detectors accounted for approximately 18%, 23% and 21% of our consolidated sales in 2009, 2008 and 2007, respectively. We market some of these products under the names BEVALERT®, PETROALERT®, and piD-TECH®.

Packaging Products and Services

        We manufacture and sell two primary products in this group—headspace analyzers and leak detection equipment. Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. Our headspace analyzer products include the PAC CHECK® series of off-line headspace analyzers and the GSA™ series of on-line gas stream analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.

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

        Our packaging products and services group accounted for 18%, 16% and 17% of our consolidated sales in 2009, 2008 and 2007, respectively. We market these products under the names PAC CHECK®, LIPPKE®, SKYE® and PAC GUARD®.

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

        Our other instruments and services groups accounted for an aggregate of approximately 7%, 8% and 9% of our consolidated sales in each of the years 2009, 2008 and 2007.

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

Manufacturing and Supplies

        We manufacture products at our locations in Minnesota, Texas and Colorado. Our manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, calibration and validation of systems. Certain components that we use in our products are currently purchased from single source suppliers. Although we purchase additional quantities of these components in the case of an interruption or delay in supply, an interruption of one of these sources could result in delays in our production while we locate an alternative supplier, which in turn could result in a loss of sales and income.

Patents, Trademarks and Other Intellectual Property Rights

        We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 42 U.S. patents and 36 foreign patents which will expire during the period from 2010 through 2026, and have another 43 patents pending. We do not believe that the expiration of our patents on their scheduled expiration dates will have a material adverse effect on our business.

        We own or have applied for certain trademarks which protect and identify our products. Our trademarks and service marks include the following registered marks: MOCON®, AQUATRACE®, AQUATRAN®, AROMATRAN®, AROMATRAX®, BASELINE®, BEVALERT®, CAL-SMART®, COULOX®, FLO SMART®, HERSCH®, LIPPKE®, LIQUI-BLOK®, OPTIPERM®, OX-TRAN®, PAC CHECK®, PAC GUARD®, PERMATRAN-C®, PERMATRAN-W®, PETROALERT®, piD-TECH®, QUICK START®, SKYE® and VERICAP®. Our trademarks and service marks have a life of 10 to 20 years, and are subject to periodic maintenance which may be extended in accordance with applicable law.

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

        For information concerning our export sales by geographic area, see Note 13 of the notes to consolidated financial statements. We market products and services to research laboratories, production environments and quality control applications in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas and other industries. No single customer accounted for 10% or more of our consolidated sales in any of the fiscal years ended December 31, 2009, 2008 and 2007, and we do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance. One independent representative accounted for approximately 6% of our consolidated sales in each of the years 2009, 2008 and 2007.

Backlog

        As of December 31, 2009, our total backlog was $2,440,794 for all of our products as compared to $2,157,132 and $3,384,510 as of December 31, 2008 and 2007, respectively. We anticipate shipping the majority of the current backlog in 2010.

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

        We incurred expenses of $1,847,993, $1,950,754 and $2,030,157 during the fiscal years ended December 31, 2009, 2008 and 2007, respectively, for research and development (R&D) of our products. These amounts were approximately 7% of our consolidated sales for each of those three fiscal years. On an annual basis, we currently intend to spend approximately 6% to 8% of our consolidated sales on R&D in the future.

Working Capital Practices

        We strive to maintain a level of inventory that is appropriate given our projected sales. Our standard domestic payment terms are net 30 days and our international payment terms vary but generally range between 30 and 90 days. International sales are, in some cases, transacted pursuant to letters of credit.

Seasonality

        Our business is not seasonal in nature.

Employees

        As of December 31, 2009, we had approximately 130 full-time employees. Included in this total are approximately 20 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

Executive Officers

        Our executive officers, their ages and their offices held, as of March 22, 2010, are as follows:

Name	Age	Title
Robert L. Demorest	64	Chairman of the Board, President and Chief Executive Officer, MOCON, Inc.
Daniel W. Mayer	59	Executive Vice President, MOCON, Inc.
Darrell B. Lee	61	Vice President, Chief Financial Officer, Treasurer and Secretary, MOCON, Inc.
Douglas J. Lindemann	52	Vice President and General Manager, MOCON, Inc.
Robert E. Forsberg	54	President, Baseline-MOCON, Inc.

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

Forward-Looking Statements

        This Annual Report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our website or otherwise. All statements other than statements of historical facts included in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations, addressable market size estimates and business. We have identified some of these forward-looking statements with words like "believe," "may," "could," "might," "forecast," "possible," "potential," "project," "will," "should," "expect," "intend," "plan," "predict," "anticipate," "estimate," "approximate" or "continue" and other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this Annual Report on Form 10-K, including under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements: successfully competing against our competitors; acceptance, endorsement, and use of our products; technological changes and product obsolescence; our ability to identify acquisition candidates and successfully integrate the operations of those acquisitions into our existing operations; the impact of worldwide economic conditions on our operations; the disruption in global financial markets and the potential impact on the ability of our counterparties to perform their obligations and our ability to obtain future financing; factors impacting the stock market and share price; ability of our manufacturing facilities to meet customer demand; reliance on single source suppliers; loss or impairment of a principal manufacturing facility; regulatory matters; timing and success of new product introductions; adequate protection of our intellectual property rights; product liability claims; and currency and other economic risks inherent in selling our products internationally.

        For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, refer to this Annual Report on Form 10-K under Part I, Item 1A, "Risk Factors."

        All forward-looking statements included in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Annual Report on Form 10-K under the heading "Item 1A. Risk Factors" below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading "Item 1A. Risk Factors." The risks and uncertainties described under the heading "Item 1A. Risk Factors" below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

ITEM 1A.    RISK FACTORS

        The following are significant factors known to us that could have material adverse effects on our business, financial condition or operating results and should be considered carefully in connection with any evaluation of an investment in our common stock. Additionally, the following risk factors could cause our actual results to materially differ from those reflected in any forward-looking statements.

         Worldwide economic conditions have depressed capital spending during the last year and adversely affected our business, operating results and financial condition and a continuation of economic conditions resulting in lower capital spending may adversely affect us and decrease our stock price.

        We believe that the deterioration in general worldwide economic conditions have resulted, and may continue to result, in our customers decreasing their capital expenditures. Our customers include pharmaceutical, food, medical and chemical companies, laboratories, government agencies and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. Decreases in capital spending by any of these customer groups could have a material adverse effect on our sales, business and results of operations.

        Consistent with the above, our customers' and independent representatives' ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. In addition, the worldwide economic crisis may adversely impact our suppliers' ability to provide us with materials and components, which could adversely affect our business and operating results. If investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could decrease.

         Some of the markets in which we operate have experienced minimal growth in recent years, and our ability to increase our sales will depend in part on our ability to develop new products, develop new applications for our existing products or acquire complementary businesses and product lines.

        We have identified a number of strategies that we believe will allow us to grow our business and increase our sales in markets experiencing minimal growth, including developing new products and technologies, capitalizing on our relationship with Luxcel Biosciences Limited, developing new applications for our technologies, acquiring complementary businesses and product lines, and strengthening our sales force. However, we can make no assurance that we will be able to successfully implement these strategies, or that these strategies will result in the growth of our business or an increase in our sales.

         If we fail to attract and retain qualified managerial and technical personnel, we may fail to remain competitive.

        Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. We rely on knowledgeable, experienced and skilled technical personnel, particularly engineers, scientists and service personnel, to design, assemble, sell and service our products. The loss of the services of our management team, some of whom have significant experience in our industry, and other key personnel could impair our ability to effectively manage our company and to carry out our business plan. Our inability to attract or retain qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

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

        The markets for our products and services are characterized by technological change and evolving industry standards. As a result of such changes and evolving standards, our products may become noncompetitive or obsolete and we may have to develop new products in order to maintain or increase our sales. New product introductions that are responsive to these factors require significant planning, design, development and testing at the technological, product and manufacturing process levels, and we may not be able to timely develop new products. In addition, industry acceptance of new technologies that we may develop may be slow due to, among other things, existing regulations or standards written specifically for older technologies and general unfamiliarity of users with new technologies. As a result, any new products that we may develop may not generate any meaningful sales or profits for us for a number of years, if at all.

         A significant portion of our sales are generated from foreign countries and selling in foreign countries entails a number of risks which could result in a decrease in our sales or an increase in our operating expenses.

        Sales outside the United States accounted for approximately 56% of our sales in each of the years 2009 and 2008, and approximately 52% of our sales in 2007. We expect that foreign sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks including, among others:

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

        We hold patents relating to various aspects of our products and believe that proprietary technical know-how is critical to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and proprietary know-how. Our competitors may initiate litigation to challenge the validity of our patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents or if we initiate any proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, it could have a material adverse effect on our business and results of operations. There may also be pending or issued patents held by parties not affiliated with us that relate to our products or technologies and we may need to acquire licenses to any such patents to continue selling some or all of our products. If we are required to obtain any such license in order to be able to continue to sell some or all of our products, we may not be able to do so on terms that are favorable to us, if at all.

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

        The market price of our common stock has been volatile in the past, ranging from a high sales price of $10.04 and a low sales price of $6.74 during 2009, and several factors could cause the price to fluctuate substantially in the future. These factors include:

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

        We recently began to market our newest BevAlert system and OpTech-O2 Platinum analyzer. We believe that there are significant addressable markets for both of these products and while we believe both of these products are superior in many respects to other similar products being sold by our competitors, each one is new to the marketplace and may not gain the market acceptance necessary to allow us to capitalize on what we believe will be an increasing demand in the food and beverage industries for safety testing and monitoring products. We have realized modest revenues from sales of our BevAlert system and began commercial production of our OpTech-O2 Platinum analyzer in the fourth quarter of 2009. If we are not able to successfully market these products, we will not recover the significant research and development and other expenses we have incurred to bring these products to market.

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

        Our headquarters and operations center occupy approximately 47,200 square feet of space in Minneapolis, Minnesota. This space is leased until June 2010. We have signed a lease for a new location in Minneapolis, Minnesota that will commence June 1, 2010. This new location consists of approximately 60,000 square feet of space and will serve as our new headquarters and Minneapolis operations center.

        Microanalytics' operations occupy approximately 5,100 square feet of space in the metropolitan area of Austin, Texas. This space is leased until February 2011.

        Lippke's operations are located in Neuwied, Germany, and occupy approximately 8,075 square feet. This space is leased until July 2018.

        The MOCON (Shanghai) Trading Co., Ltd. operations are located in Shanghai, China, and occupy approximately 1,000 square feet. This space is leased until December 2010.

        In addition to our leased facilities described above, we own approximately two acres of land and a building located near Boulder, Colorado that consists of approximately 9,300 square feet of office and production space in which our Baseline-MOCON, Inc. subsidiary conducts its operations.

ITEM 3.    LEGAL PROCEEDINGS

        There are no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.    RESERVED

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

	2009			2008
Fiscal Period	High	Low	Dividend	High	Low	Dividend
1st Quarter	$9.25	$6.74	$0.09	$11.83	$9.64	$0.080
2nd Quarter	10.04	8.10	0.09	11.30	10.23	0.085
3rd Quarter	9.00	7.95	0.09	11.44	9.63	0.085
4th Quarter	9.81	7.46	0.09	11.24	6.70	0.090

        We have paid quarterly cash dividends without interruption or decline since 1988. Cash dividends paid in 2009, 2008 and 2007 totaled $1,958,750, $1,835,707 and $1,703,965, respectively. Our Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on our common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board.

        For information concerning securities authorized for issuance under equity compensation plans, please see Part III—Item 12.

Holders

        As of March 22, 2010, there were approximately 267 holders of record and approximately 3,163 beneficial holders of our common stock.

Issuer Repurchases of Equity Securities

        We did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2009. On June 23, 2009, our Board of Directors authorized the repurchase of up to $2,000,000 in shares of our common stock (which authorization was given after we exhausted the prior authorization through purchases of shares of our common stock earlier in 2009), however, this amount has been exhausted and we currently are not authorized by our Board of Directors to make further repurchases of our common stock.

Recent Sales of Unregistered Securities

        During the fourth quarter and year ended December 31, 2009, we did not issue or sell any shares of our common stock or other equity securities of MOCON without registration under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$26,638	$29,696	$27,397	$26,290	$24,582
Net income	2,910	4,059	3,805	3,911	2,915
Net income per common share:
Basic	0.54	0.73	0.69	0.72	0.54
Diluted	0.53	0.72	0.67	0.71	0.53
Cash dividends declared per share	0.36	0.34	0.315	0.30	0.285

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Current assets	$23,706	$22,357	$21,306	$21,023	$18,257
Total assets	30,327	32,953	29,673	26,877	23,657
Current liabilities	4,088	4,464	3,949	4,817	4,418
Noncurrent liabilities	257	271	339	100	440
Stockholders' equity	25,982	28,218	25,385	21,960	18,799

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties including those discussed under the heading "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K. For more information, see "Part I Item 1 Business—Forward-Looking Statements" of this Annual Report on Form 10-K. The following discussion of the results of the operations and financial condition of MOCON should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

        We have three primary operating locations in the United States—Minnesota, Colorado and Texas—and foreign offices in Germany and China. We use a mix of direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany and China and use a network of independent sales representatives to market and service our products and services in other foreign countries.

        Historically, a significant portion of our sales have come from international customers. In this regard, we acquired our subsidiary in Germany to solidify our presence and opportunities in Europe. Similarly, we opened our office in Shanghai, China to better serve our Asian customers.

        Our current plans for growth include substantial funding for research and development to foster new product development together with strategic acquisitions where appropriate.

Significant Transactions and Financial Trends

        Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce our earnings, and materially affect our financial results and financial position. In 2009, our revenues and net income were negatively impacted by the depressed worldwide economic conditions, as compared to 2008 results.

        Our international sales have historically accounted for a significant portion of our revenues, and we expect our international sales, as a percentage of total sales, to continue to increase for the foreseeable future.

        Our research and development costs were approximately 7% of our consolidated sales for the years 2009, 2008 and 2007. On an annual basis, we intend to spend approximately 6% to 8% of our sales on research and development in the future.

        While these items are important in understanding and evaluating our financial results, certain trends, such as our international sales accounting for a significant portion of our revenues, and other transactions or events such as those discussed later in this Management's Discussion and Analysis, may also have a material impact on our financial results.

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This Management's Discussion and Analysis

of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company's most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

        We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Our terms are F.O.B. shipping point with no right of return, except in rare cases, and customer acceptance of our products is not required. The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. We do not have distributors who stock our equipment. We do not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

        Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts.

        Revenues from shipments with multiple element arrangements are recognized as each element is earned, and is allocated among elements on a relative fair value basis when such elements have standalone value.

Allowance for Doubtful Accounts and Sales Returns

        Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns. The reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions. We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2009 and 2008, we had $162,315 and $137,182, respectively, reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for Excess and Obsolete Inventories

        We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence and the on-hand quantities relative to the sales history of that component. We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise. As of December 31, 2009 and 2008, we had $301,240 and $303,823, respectively, accrued for excess and obsolete inventories.

Recoverability of Long-Lived Assets

        We assess the recoverability of goodwill and other long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges. We did not record any long-lived asset impairment charges in 2009 or 2008.

Accrued Product Warranties

        Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Additional warranty reserves are also accrued for major rework campaigns. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors. As of December 31, 2009 and 2008, we had $209,710 and $229,087, respectively, accrued for future estimated warranty claims.

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

        Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. At December 31, 2009 and 2008, we provided a valuation allowance in the amounts of $320,000 and $364,000, respectively, against our net deferred tax assets, related primarily to a long-term capital loss carryforward.

        On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, now codified in ASC 740. ASC 740 requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Under ASC 740, once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have recognized a tax accrual in the amount of $202,000 and $216,000 in 2009 and 2008, respectively, for estimated exposures associated with uncertain tax positions, and periodically adjust this accrual when facts and circumstances change. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are significantly different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

Results of Operations

        The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for fiscal years ended December 31, 2009, 2008 and 2007. Our historical financial data were derived from our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Percent of Sales
	2009	2008	2007
Sales	100.0	100.0	100.0
Cost of sales	41.6	40.8	41.6

Gross profit	58.4	59.2	58.4
Selling, general and administrative expenses	37.0	34.2	31.5
Research and development expenses	6.9	6.6	7.4

Operating income	14.5	18.4	19.5
Other income, net	1.4	2.0	2.1

Income before income taxes	15.9	20.4	21.6
Income taxes	5.0	6.7	7.7

Net income	10.9	13.7	13.9

        The following table summarizes total sales by product line for 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Permeation products and services	$15,126,259	$15,850,027	$14,428,823
Gas analyzers, sensors and detectors	4,933,256	6,678,982	5,662,923
Packaging products and services	4,701,279	4,822,009	4,685,403
Other instruments and services	1,877,304	2,344,688	2,619,433

Total sales	$26,638,098	$29,695,706	$27,396,582

        The following table sets forth the relationship between various components of domestic and foreign sales for 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Domestic sales	$11,790,911	$12,960,723	$13,160,268
Foreign sales:
Europe	6,591,749	7,836,335	6,595,075
Asia	5,996,005	6,144,822	5,309,901
Other	2,259,433	2,753,826	2,331,338

Total foreign sales	14,847,187	16,734,983	14,236,314

Total sales	$26,638,098	$29,695,706	$27,396,582

Sales

  Fiscal 2009 vs. Fiscal 2008

        Sales for 2009 were $26,638,000, a decrease of 10% compared to $29,696,000 for 2008. We believe the global economic slowdown caused some of our potential customers to either defer their capital expenditures or purchase less expensive models. The decrease in sales was primarily the result of lower gas analyzer instrument sales to the oil and gas exploration and environmental monitoring markets. In addition, sales of our permeation equipment declined in 2009 as demand in our foreign markets slowed after our strong marketing emphasis in 2008 of a new low cost product. Our consolidated domestic sales, which accounted for 44% of total sales in both 2009 and 2008, decreased 9% in 2009. Our consolidated foreign sales, which accounted for 56% of total sales in both 2009 and 2008, decreased 11% in 2009. The impact of any price increases was not significant in 2009.

  Permeation Products and Services

        Sales of our permeation products and services, which accounted for 57% and 53% of our consolidated sales in 2009 and 2008, respectively, decreased $724,000, or 5% in 2009 compared to 2008. This decrease in permeation sales was primarily due to lower shipments to our foreign markets as a result of the slow economy and the corresponding shift to lower cost equipment. We experienced increased sales volume of the PERMATRAN-W Model 1/50 (lower price point product for less sensitivity in water vapor measurement), and the AQUATRAN (a high-end instrument targeted at the electronics, flat panel display, fuel cell, solar cell and other high barrier markets) during the year. Our domestic sales of permeation products increased 5% from 2008 to 2009, as the U.S. economy began to recover from the downturn we experienced beginning in the second half of 2008.

  Gas Analyzers, Sensors and Detectors

        Sales of our gas analyzers, sensors and detector products, which accounted for 18% and 23% of our consolidated sales in 2009 and 2008, respectively, decreased $1,746,000, or 26% in 2009 compared to 2008. This decrease was due primarily to lower shipments of instruments to the oil and gas drilling market as a result of lower oil prices, as well as reduced instrument sales to the environmental monitoring market due to economic factors. Our BevAlert instrument is used in the carbonated beverage industry for measuring purity of carbon dioxide and is gaining increased market acceptance, although our sales of this product have been modest to date. Increased concerns by carbonated beverage companies to prevent recalls due to unsafe products are driving this sector. Sales of our piD-TECH sensors to the OEM portable sensor market and other OEM detectors were relatively stable between 2008 and 2009.

  Packaging Products

        Sales of our packaging products (headspace analyzers and leak detectors), which accounted for 18% and 16% of our consolidated sales in 2009 and 2008, respectively, decreased $121,000, or 3% in 2009 compared to 2008. The decrease was due primarily to a shift in demand from the more expensive bench-top headspace analyzers to the less expensive portable handheld units. The PAC CHECK series of analyzers continues to gain acceptance in both our domestic and foreign markets. Sales of the Lippke 4000 and 4500 series leak detection instruments also continue to do well. A major focus in 2009 was on strengthening our offerings in the MAP (modified atmospheric packaging) area, where we see potential growth as our food manufacturing customers continue to evaluate ways to safely extend the shelf life of their perishable products.

  Other Instruments and Services

        Sales of our other instruments and services group, which accounted for 7% and 8% of our consolidated sales in 2009 and 2008, respectively, decreased $467,000, or 20% in 2009 compared to 2008. This group consists of our weighing and pharmaceutical products, our consulting and testing services, our contract manufacturing and non-MOCON products sold by our German subsidiary. The decrease from 2008 to 2009 was due primarily to lower shipments of our weighing and pharmaceutical products. This group consists of a small number of products compared to our other product groups and will typically experience significant fluctuations in demand. In 2009, we committed additional resources to place emphasis on growing our consulting and testing services area. We continue to see growth in this area as we increase our offerings and services.

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

  Permeation Products and Services

        Sales of our permeation products and services, which accounted for 53% of our consolidated sales in both 2008 and 2007, increased $1,421,000, or 10% in 2008 compared to 2007. This increase in permeation sales was primarily due to a 21% increase in foreign sales. We believe that product introductions in recent years, specifically the PERMATRAN-W Model 1/50 (lower price point product for less sensitivity in water vapor measurement), and growing acceptance of the AQUATRAN (for increased sensitivity in measuring water vapor) were factors in this growth. Domestic sales declined 11% from 2007 to 2008, which we believe was attributable to the slowdown in the U.S. economy in the second half of the year.

  Gas Analyzers, Sensors and Detectors

        Sales of our gas analyzers, sensors and detector products, which accounted for 23% and 21% of our consolidated sales in 2008 and 2007, respectively, increased $1,016,000, or 18% in 2008 compared to 2007. This increase was due primarily to increased shipments of the piD-TECH Plus to the OEM portable sensor market, which increase was offset somewhat by a decrease in the sales of gas chromatographs. Sales of total hydrocarbon analyzer instruments were essentially the same in both years. Total domestic sales increased $820,000, or 24% in 2008 compared to 2007, and foreign sales increased $196,000, or 9% over the same period.

  Packaging Products

        Sales of our packaging products (headspace analyzers and leak detectors), which accounted for 16% and 17% of our consolidated sales in 2008 and 2007, respectively, increased $137,000, or 3% in 2008 compared to 2007. The increase resulted from sales of our Lippke 4000 leak detection instrument primarily in the European markets as well as continued market acceptance of our PAC CHECK series of analyzers generally used for headspace analysis. Our emphasis on the international markets resulted in a 19% increase in sales outside the U.S. of packaging products in 2008 over 2007, and our entry into the medical device market in 2008 contributed to the overall sales increase.

  Other Instruments and Services

        Sales of our other instruments and services group, which accounted for 8% and 9% of our consolidated sales in 2008 and 2007, respectively, decreased $275,000, or 10% in 2008 compared to

2007. This decrease was due primarily to lower shipments of our weighing and pharmaceutical products and reduced consulting and testing services performed.

Gross Profit

  Fiscal 2009 vs. Fiscal 2008

        Our gross profit percentages were 58.4% and 59.2% during 2009 and 2008, respectively. The slight decrease in gross profit percentage resulted primarily from lower production volume in our gas analyzer instrument area over which to allocate fixed manufacturing costs.

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

Selling, General and Administrative Expenses

  Fiscal 2009 vs. Fiscal 2008

        Selling, general and administrative expenses were $9,858,000 and $10,170,000, or 37.0% and 34.2% of sales in 2009 and 2008, respectively. The decrease of $312,000 was due primarily to the following: lower travel, promotion and advertising due to cost reductions implemented during 2009; decreased stock option expense due to the lower computed fair value; and lower incentive compensation as a result of lower profitability.

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

Research and Development Expenses

  Fiscal 2009 vs. Fiscal 2008

        Research and development (R&D) expenses were $1,848,000 and $1,951,000 in 2009 and 2008, or 6.9% and 6.6% of sales, respectively. The lower expense in 2009 was the result of our decision to delay certain expenditures due to the economic slowdown. For the foreseeable future, we intend to allocate on an annual basis approximately 6% to 8% of sales to research and development. We believe continued R&D expenditures are necessary as we develop new products to expand revenue opportunities in our niche markets and remain competitive.

  Fiscal 2008 vs. Fiscal 2007

        R&D expenses were $1,951,000 and $2,030,000 in 2008 and 2007, or 6.6% and 7.4% of sales, respectively. The relatively consistent spending between years was in line with our 2008 R&D plan.

Other Income, Net

        Other income, net for 2009, 2008 and 2007 was as follows:

	Years Ended December 31,
	2009	2008	2007
Interest income on investments	$369,176	$575,094	$565,441
Foreign currency exchange (loss) gain	(2,956)	12,500	1,165
Other	(168)	1,317	13,668

Total other income	$366,052	$588,911	$580,274

        Interest income decreased in 2009, as compared to 2008, due to both lower average invested balances of cash and marketable securities and lower average yields. Total cash and marketable securities decreased approximately $1,778,000 from December 31, 2008 to December 31, 2009. Interest income increased slightly in 2008, as compared to 2007, primarily due to higher average invested balances of cash and marketable securities, partially offset by lower average yields. Total cash and marketable securities increased approximately $1,084,000 from December 31, 2007 to December 31, 2008.

Income Tax Expense

        Our provision for income taxes for 2009 was $1,319,000, or 31.2% of income before income taxes, compared to $1,990,000, or 32.9% of income before income taxes for 2008. This year over year decrease in the effective tax rate was due primarily to lower state income taxes, a reduction in the valuation allowance, and the effect of lower statutory tax rates in our foreign entities.

        Our provision for income taxes for 2008 was $1,990,000, or 32.9% of income before income taxes, compared to $2,113,000, or 35.7% of income before income taxes for 2007. This year over year decrease in the effective tax rate was due primarily to the increased amount of tax-exempt interest earned, lower statutory tax rates in Germany in 2008, and a reduction in the tax contingency accrual.

        We anticipate our effective tax rate for the full year 2010 will range between 31% and 35%.

Inflation

        We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Liquidity and Capital Resources

        Total cash, cash equivalents and marketable securities decreased $1,778,000 during 2009 to $14,331,000 as of December 31, 2009, compared to $16,109,000 at December 31, 2008. We describe the reasons for this decrease below under the caption "Cash Flows from Operating Activities." Our working capital as of December 31, 2009 increased $1,725,000 to $19,617,000, compared to $17,893,000 at December 31, 2008.

        We invest a large portion of our available cash in highly liquid certificates of deposit, municipal bonds and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain. We do not have any investments in auction rate or hard-to-value securities.

        We have historically financed our operations, capital equipment and other cash requirements through cash flows generated from operations. We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations and working capital, capital expenditures, dividend payments and any stock repurchase programs that may be authorized in the future. Our belief is based on current business operations and economic conditions and assumes that we continue to operate our business in the ordinary course. During 2009, we borrowed and repaid a short-term loan to supplement our working capital requirements. We currently do not have any committed lines of credit or other credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms. As of December 31, 2009, we had no commitments for any material capital expenditures.

        One of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of businesses, products or technologies. In this regard, in January 2010, we made a minority equity investment of €2,500,000 in Luxcel Biosciences Limited, an Irish company, to help us establish a stronger presence in the food safety market. If we consummate one or more additional acquisition opportunities, the cost of which exceeds our existing cash resources, we may need to fund such activities with a portion of our cash balances and debt and/or equity financing. If we need to raise additional capital, an equity-based or equity-linked financing may be used which could be dilutive to existing shareholders. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.

Cash Flow

  Cash Flows from Operating Activities

        Our primary source of funds is cash provided by operating activities. Cash flow from operating activities totaled $4,153,000, $3,602,000 and $4,234,000 in 2009, 2008 and 2007, respectively. In 2009, cash provided by operating activities increased by $551,000 compared to 2008. This increase was due primarily to the year-over-year decreases in inventories, prepaid income taxes and other receivables, and the increase in deferred revenue. In 2008, cash provided by operating activities decreased by $632,000 compared to 2007. This decrease was due primarily to the year-over-year increases in inventories and prepaid income taxes. Working capital requirements typically will increase or decrease with changes in the level of sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Income tax payments and any employee incentive payments affect the timing of our operating cash flow as they are accrued throughout the year but paid on a quarterly, semi-annual or annual basis.

  Cash Flows from Investing Activities

        Cash provided by investing activities totaled $6,161,000 in 2009 as compared to cash used of $2,694,000 in 2008 and $1,743,000 in 2007. Typically, the main source of cash provided or used in this category relates to the trading activity of our marketable securities. Cash provided by maturities of marketable securities, net of purchases, was $6,615,000 in 2009; cash used for marketable security purchases, net of maturities, was $1,760,000 and $704,000 in 2008 and 2007, respectively. Purchases of property, plant and equipment totaled $307,000 in 2009, primarily for additions of office, manufacturing and laboratory equipment, as compared to $720,000 and $437,000 in 2008 and 2007, respectively. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations.

        Cash paid for acquisitions in 2007 of $575,000 was related to our purchase of Lippke. This amount resulted from an adjustment of the required earnout payments between the minimum amount originally recorded and the amount that was ultimately paid.

  Cash Flows from Financing Activities

        Cash used in financing activities totaled $5,551,000 in 2009 as compared to $1,391,000 in 2008 and $1,182,000 in 2007. The primary use of cash for financing activities in 2009 was the repurchase of an aggregate of 424,000 shares of common stock for a total amount of $3,602,000. In 2009, 2008 and 2007 we used $1,959,000, $1,836,000 and $1,704,000, respectively, for payment of dividends to our shareholders.

        Cash flow from the exercise of stock options generated $10,000, $479,000 and $461,000, for the years 2009, 2008 and 2007, respectively.

Contractual Obligations

        The following table summarizes our future contractual cash obligations as of December 31, 2009 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$979	291	351	226	111
Inventory purchase obligations	1,192	1,181	11	—	—
Minority equity investment	3,625	3,625	—	—	—

Total contractual cash obligations	$5,796	5,097	362	226	111

        Subsequent to December 31, 2009, we signed a new 15-year lease for a property which will replace our current Minneapolis headquarters and operations center. The new lease will commence on June 1, 2010. The required future minimum lease payments, starting at $367,000 per year and subject to annual increases, have not been included in the above table.

        We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, now codified in ASC 740, on January 1, 2007. We had $289,000 of gross unrecognized tax benefits as of the date of adoption and $202,000 and $216,000 at December 31, 2009 and 2008, respectively. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. Due to the uncertainty regarding the timing of these liabilities, we have excluded these amounts from the contractual obligations table.

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

Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), now codified in ASC 810, which amends the consolidation guidance applicable to variable interest entities and is effective for us beginning July 1, 2010. We believe the adoption of this pronouncement will not have a significant impact on our consolidated financial statements.

        In September 2009, the FASB ratified its guidance on two revenue recognition standards which were to become effective for us beginning January 1, 2011. With earlier adoption permitted, we elected to adopt this guidance in the first quarter 2010. Under the new guidance on revenue arrangements with multiple deliverables, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to the new guidance for multiple deliverable arrangements discussed above. We believe the adoption of this guidance will not have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Substantially all of our marketable securities, some of which are insured by the FDIC, are at fixed interest rates and mature within two years; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal. Based on our average invested cash balances during 2009, a 1% (100 basis points) decrease in the interest rate on such balances would result in a reduction in interest income of approximately $152,000 on an annual basis.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2009:
Sales	$6,172	$6,421	$6,601	$7,444
Gross profit	3,591	3,627	3,918	4,434
Net income	399	516	874	1,122
Net income per common share:
Basic	$0.07	$0.09	$0.17	$0.22
Diluted	0.07	0.09	0.16	0.21
2008:
Sales	$7,462	$7,379	$7,429	$7,426
Gross profit	4,308	4,400	4,563	4,310
Net income	886	1,051	1,082	1,040
Net income per common share:
Basic	$0.16	$0.19	$0.19	$0.19
Diluted	0.16	0.18	0.19	0.19

        Note: The sum of the quarterly amounts above may not agree with annual amounts due to rounding.

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

Management's Report on Internal Control over Financial Reporting

        MOCON's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required under Item 10 of this Annual Report on Form 10-K is to be contained under the headings "Proposal One—Election of Directors—Information About Board Nominees," "Proposal One—Election of Directors—Additional Information About Board Nominees," "Corporate Governance—Information About our Board and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

        The information concerning our executive officers is included in this Annual Report under Item 1, "Executive Officers" and is incorporated herein by reference.

        During the fourth quarter 2009, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

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

        To request a copy of the charters of our board committees or our Code of Ethics, write to us at:

  MOCON, Inc.
  7500 Boone Avenue North
  Minneapolis, Minnesota 55428
  Attention: Chief Financial Officer

ITEM 11.    EXECUTIVE COMPENSATION

        The information required under Item 11 of this Annual Report on Form 10-K is to be contained under the headings "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required under Item 12 of this Annual Report on Form 10-K is to be contained under the headings "Principal Shareholders and Beneficial Ownership of Management" in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

        The following table summarizes outstanding options under our equity compensation plans as of December 31, 2009. Our only equity compensation plans as of December 31, 2009 were the MOCON, Inc. 2006 Stock Incentive Plan and the MOCON, Inc. 1998 Stock Option Plan. The MOCON, Inc. 1998 Stock Option Plan has terminated with respect to future grants. Options and other stock incentive awards to be granted in the future under the MOCON, Inc. 2006 Stock Incentive Plan are within the discretion of our Board of Directors and the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	937,250	$8.84	141,012
Equity compensation plans not approved by security holders	—	—	—

Total	937,250		141,012

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required under Item 13 of this Annual Report on Form 10-K is to be contained under the heading "Related Party Relationships and Transactions" and "Corporate Governance—Director Independence" in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required under Item 14 of this Annual Report on Form 10-K is to be contained under the headings "Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax and Other Fees" and "Proposal Two—Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures" in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

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

        A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 22, 2010, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Boone Avenue North, Minneapolis, Minnesota 55428; Attn: Shareholder Information.

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

Date: March 30, 2010	MOCON, Inc.
	By:	/s/ ROBERT L. DEMOREST Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ DARRELL B. LEE Darrell B. Lee, Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 30, 2010.

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

December 31, 2009, 2008 and 2007

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

        We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Minneapolis, Minnesota March 30, 2010

MOCON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$9,393,127	$4,553,479
Marketable securities, current	4,371,119	7,087,373
Trade accounts receivable, less allowance for doubtful accounts of $162,315 in 2009 and $137,182 in 2008	4,589,998	4,514,359
Other receivables	92,738	255,923
Inventories	4,265,470	4,731,859
Prepaid income taxes	223,648	465,641
Prepaid expenses—other	357,911	385,264
Deferred income taxes	411,549	362,773

Total current assets	23,705,560	22,356,671

Marketable securities, noncurrent	567,163	4,468,064
Property, plant, and equipment, net	1,655,187	1,826,269
Goodwill	3,300,088	3,267,926
Technology rights and other intangibles, net	738,035	659,298
Deferred income taxes	280,548	298,094
Other assets	80,427	76,905

Total assets	$30,327,008	$32,953,227

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,343,739	$1,676,448
Compensation and related expenses	1,479,398	1,498,428
Other accrued expenses	163,640	310,828
Accrued product warranties	209,710	229,087
Dividends payable	465,302	503,308
Deferred revenue	426,277	245,793

Total current liabilities	4,088,066	4,463,892

Obligations to former employees	54,141	55,522
Accrued income taxes	202,418	215,820

Total noncurrent liabilities	256,559	271,342

Total liabilities	4,344,625	4,735,234

Commitments and contingencies (Note 7)
Stockholders' equity:
Capital stock—undesignated. Authorized 3,000,000 shares	—	—
Common stock—$0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,170,018 shares in 2009 and 5,592,314 shares in 2008	517,002	559,231
Capital in excess of par value	114,021	2,868,669
Retained earnings	24,690,293	24,268,266
Accumulated other comprehensive income	661,067	521,827

Total stockholders' equity	25,982,383	28,217,993

Total liabilities and stockholders' equity	$30,327,008	$32,953,227

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Sales:
Products	$24,791,998	$28,016,390	$25,659,362
Consulting services	1,846,100	1,679,316	1,737,220

Total sales	26,638,098	29,695,706	27,396,582

Cost of sales:
Products	10,011,394	11,136,392	10,398,764
Consulting services	1,056,916	978,529	985,879

Total cost of sales	11,068,310	12,114,921	11,384,643

Gross profit	15,569,788	17,580,785	16,011,939
Selling, general and administrative expenses	9,858,493	10,170,083	8,643,735
Research and development expenses	1,847,993	1,950,754	2,030,157

Operating income	3,863,302	5,459,948	5,338,047
Other income, net	366,052	588,911	580,274

Income before income taxes	4,229,354	6,048,859	5,918,321
Income taxes	1,318,867	1,990,000	2,113,000

Net income	$2,910,487	$4,058,859	$3,805,321

Net income per common share:
Basic	$0.54	$0.73	$0.69
Diluted	$0.53	$0.72	$0.67
Weighted average common shares outstanding:
Basic	5,393,066	5,565,801	5,500,767
Diluted	5,457,964	5,649,208	5,682,562

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2009, 2008 and 2007

	Common stock
					Accumulated other comprehensive income (loss)
	Number of shares	Amount	Capital in excess of par value	Retained earnings		Total
Balance, December 31, 2006	5,469,275	$546,928	$1,218,115	$20,036,869	$158,061	$21,959,973
Stock options exercised	58,776	5,877	455,497	—	—	461,374
Dividends declared ($0.315 per share)	—	—	—	(1,736,012)	—	(1,736,012)
Stock-based compensation expense	—	—	393,153	—	—	393,153
Tax benefit on stock plans	—	—	60,418	—	—	60,418
Net income	—	—	—	3,805,321	—	3,805,321
Cumulative translation adjustment	—	—	—	—	414,281	414,281
Adjustment for unrealized gain on marketable equity securities	—	—	—	—	26,759	26,759

Comprehensive income						4,246,361

Balance, December 31, 2007	5,528,051	552,805	2,127,183	22,106,178	599,101	25,385,267
Stock options exercised	79,183	7,918	553,460	—	—	561,378
Purchase and retirement of common stock	(14,920)	(1,492)	(139,836)	—	—	(141,328)
Dividends declared ($0.34 per share)	—	—	—	(1,896,771)	—	(1,896,771)
Stock-based compensation expense	—	—	303,292	—	—	303,292
Tax benefit on stock plans	—	—	24,570	—	—	24,570
Net income	—	—	—	4,058,859	—	4,058,859
Cumulative translation adjustment	—	—	—	—	(54,518)	(54,518)
Amortization of cumulative unrealized gain on marketable securities	—	—	—	—	(22,756)	(22,756)

Comprehensive income						3,981,585

Balance, December 31, 2008	5,592,314	559,231	2,868,669	24,268,266	521,827	28,217,993
Stock options exercised	1,275	128	9,903	—	—	10,031
Purchase and retirement of common stock	(423,571)	(42,357)	(2,992,010)	(567,716)	—	(3,602,083)
Dividends declared ($0.36 per share)	—	—	—	(1,920,744)	—	(1,920,744)
Stock-based compensation expense	—	—	227,434	—	—	227,434
Tax benefit on stock plans	—	—	25	—	—	25
Net income	—	—	—	2,910,487	—	2,910,487
Cumulative translation adjustment	—	—	—	—	141,767	141,767
Amortization of cumulative unrealized gain on marketable securities	—	—	—	—	(2,527)	(2,527)

Comprehensive income						3,049,727

Balance, December 31, 2009	5,170,018	$517,002	$114,021	$24,690,293	$661,067	$25,982,383

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$2,910,487	$4,058,859	$3,805,321
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	227,434	303,292	393,153
Loss on disposition of long-term assets	9,459	33,967	26,009
Depreciation and amortization	577,530	582,767	576,059
Deferred income taxes	(31,230)	(118,456)	116,696
Excess tax benefit from employee stock plans	(25)	(24,570)	(60,418)
Changes in operating assets and liabilities:
Trade accounts receivable	(506,210)	(12,146)	226,148
Other receivables	163,047	(70,230)	(18,182)
Inventories	477,724	(796,400)	(289,435)
Prepaid income taxes	243,058	(476,565)	—
Prepaid expenses—other	27,777	(52,948)	(82,246)
Accounts payable	84,797	61,065	50,617
Compensation and related expenses	(25,295)	167,393	(18,891)
Other accrued expenses	(147,548)	8,962	(19,674)
Accrued product warranties	(20,228)	30,280	(50,945)
Accrued income taxes	(18,095)	(105,441)	(202,180)
Deferred revenue	180,484	12,501	(217,630)

Net cash provided by operating activities	4,153,166	3,602,330	4,234,402
Cash flows from investing activities:
Purchases of marketable securities	(979,101)	(8,916,510)	(9,822,218)
Proceeds from maturities of marketable securities	7,593,729	7,156,094	9,118,709
Cash paid for acquisitions	—	—	(574,568)
Purchases of property, plant and equipment	(306,572)	(719,641)	(436,527)
Proceeds from sale of property and equipment	4,491	7,554	9,595
Cash paid for patent and trademark registrations	(148,064)	(218,486)	(136,065)
Other	(3,522)	(3,387)	98,490

Net cash provided by (used in) investing activities	6,160,961	(2,694,376)	(1,742,584)
Cash flows from financing activities:
Proceeds from the exercise of stock options	10,031	478,878	461,374
Purchases and retirement of common stock	(3,602,083)	(58,828)	—
Excess tax benefit from employee stock plans	25	24,570	60,418
Dividends paid	(1,958,750)	(1,835,707)	(1,703,965)

Net cash used in financing activities	(5,550,777)	(1,391,087)	(1,182,173)

Effect of exchange rate changes on cash and cash equivalents	76,298	(170,493)	348,418
Net increase (decrease) in cash and cash equivalents	4,839,648	(653,626)	1,658,063
Cash and cash equivalents:
Beginning of year	4,553,479	5,207,105	3,549,042

End of year	$9,393,127	$4,553,479	$5,207,105

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,367,575	$2,457,312	$2,208,601
Cash paid during the year for interest	4,046	—	—
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$465,302	$503,308	$442,244
Unrealized holding gain on available-for-sale securities	—	—	26,759
Amortization of cumulative unrealized gain on marketable securities	(2,527)	(22,756)	—
Noncash purchase and retirement of common stock	—	(82,500)	—
Noncash exercise of stock options	—	82,500	—

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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
  Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          Cash equivalents consist of short-term investments which are readily convertible to cash.

  (d)
  Marketable Securities

          Marketable securities at December 31, 2009 and 2008 consist of municipal bonds and certificates of deposit. The classification of our marketable securities was changed as of January 1, 2008 from available-for-sale to held-to-maturity. This change was made due to our current intent and ability to hold these securities until maturity or the call date as the case may be. Under the prior method, these securities were recorded at fair value and the unrealized holding gains and losses were excluded from income and reported as a separate component of stockholders' equity until realized. At the time of the change, there were $25,283 of net unrealized holding gains which were amortized in 2009 and 2008 at $2,527 and $22,756, respectively.

          Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost, that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.

  (e)
  Accounts Receivable

          Credit is granted to customers in the normal course of business. Receivables are recorded at original carrying value less reserves for estimated uncollectible accounts and sales returns. The

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(1) Summary of Significant Accounting Policies (Continued)

  Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. When facts and circumstances dictate, the Company may need to adjust its estimates and assumptions.

  (f)
  Inventories

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, and market represents the lower of replacement cost or estimated net realizable value.

  (g)
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

  (h)
  Goodwill, Other Intangible Assets and Software Development Costs

          Goodwill represents the excess of the purchase price over the fair value of assets acquired. Pursuant to the provisions of ASC 350, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360.

          Intangible assets consist of technology rights, patents, trademarks and other intangibles. Technology rights, patents, trademarks and other intangibles are carried at cost less accumulated amortization. Costs incurred in connection with applications for new patents are deferred until a final determination, with respect to the application, is made by appropriate regulatory agencies. Costs of patents abandoned are charged to income in the period of abandonment. Patent costs are amortized over the lesser of 17 years or their estimated useful lives using the straight-line method. Trademarks, trade names and other intangibles are amortized over three to five years.

          The costs of software development, including significant product enhancements, incurred subsequent to establishing technological feasibility are capitalized in accordance with ASC 985. Costs incurred prior to establishment of technological feasibility are charged to research and development expense.

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

December 31, 2009, 2008 and 2007

(1) Summary of Significant Accounting Policies (Continued)

  recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (j)
  Warranty

          The Company records a liability for estimated warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting claim, new product introductions and other factors. In the event the Company determines that its current or future product repair and replacement costs exceed the Company estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made.

  (k)
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

  (l)
  Income Taxes

          Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to offset deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

  (m)
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

  (n)
  Revenue Recognition

          The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company's terms are F.O.B. shipping point with no right of return, except in rare cases, and customer acceptance of its products is not required. The revenue

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(1) Summary of Significant Accounting Policies (Continued)

  recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. The Company does not have distributors who stock its equipment. The Company does not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

          Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts.

          Revenue from shipments with multiple element arrangements are recognized as each element is earned, and is allocated among elements on a relative fair value basis when such elements have standalone value.

          Shipping and handling fees billed to customers are reported within revenue in the consolidated statements of income, and the related costs are included in cost of sales in the consolidated statements of income.

  (o)
  Advertising Costs

          The Company incurs advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was approximately $490,000, $505,000 and $353,000 in 2009, 2008 and 2007, respectively.

  (p)
  Research and Development Costs

          Research and development expenditures relate to the development of new product hardware and software and enhancements to existing products. All such costs are expensed as incurred.

  (q)
  Net Income Per Common Share

          Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and potential dilutive common shares outstanding during the year.

  (r)
  Stock-Based Compensation

          Under ASC 718, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Under the provisions of ASC 718, the Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. See Note 9 for additional information on stock-based compensation.

  (s)
  Recently Issued Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board (FASB) issued Update No. 2009-01, which establishes The FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The ASC is effective for interim and annual periods ending after September 15, 2009. The Company adopted the ASC when referring to GAAP in its report on

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(1) Summary of Significant Accounting Policies (Continued)

  Form 10-Q for the quarter ended September 30, 2009. The adoption of the ASC did not have an impact on the consolidated financial statements.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events, now codified in ASC 855-10. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 was effective for the Company in the second quarter 2009, and its adoption did not have an impact on the consolidated financial statements.

          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, now codified as ASC 350-30-65-1. ASC 350-30-65-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, now codified as ASC 350-30. ASC 350-30-65-1 was effective for the Company beginning January 1, 2009, and its implementation of FSP FAS 142-3 did not have an impact on the consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, now codified in ASC 805. ASC 805 retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. ASC 805 also required that acquisition-related costs be recognized separately from the acquisition. The Company was required to apply the guidance of ASC 805 to any business combinations completed on or after January 1, 2009.

          In September 2006, the FASB issued guidance, now codified in ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released additional guidance, also now codified under ASC 820, which provided for delayed application of certain guidance related to non-financial assets and non-financial liabilities not measured at fair value on a recurring basis. The Company adopted ASC 820 in the first quarter 2008, except as it applies to those non-financial assets and non-financial liabilities, which was adopted in the first quarter 2009. The adoption did not impact the Company's consolidated financial statements and related disclosures for the year ended December 31, 2009.

  (t)
  Subsequent Events

          The Company has evaluated the period subsequent to December 31, 2009, and concluded there were no events or transactions occurring during this period that required recognition or additional disclosure in the consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(2) Marketable Securities

        The classification of our marketable securities was changed as of January 1, 2008 from available-for-sale to held-to-maturity. The amortized cost and fair value for held-to-maturity securities by major security type at December 31, 2009 and 2008 were as follows:

	2009
	Amortized Cost	Fair Value
Held-to-maturity:
Municipal bonds	$2,550,294	$2,584,917
Certificates of deposit	2,387,988	2,388,000

	$4,938,282	$4,972,917

	2008
	Amortized Cost	Fair Value
Held-to-maturity:
Municipal bonds	$4,603,040	$4,614,136
Certificates of deposit	6,949,870	6,949,972
Unamortized holding gain on marketable securities	2,527	—

	$11,555,437	$11,564,108

        There were no gross realized gains or losses for the years ended December 31, 2009, 2008 and 2007.

        Maturities of investment securities at December 31, 2009 and 2008 were as follows:

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$4,371,119	$4,399,293	$7,087,373	$7,105,317
Due after one year	567,163	573,624	4,465,537	4,458,791

	$4,938,282	$4,972,917	$11,552,910	$11,564,108

(3) Inventories

        The major components of inventories at December 31, 2009 and 2008 were as follows:

	2009	2008
Finished products	$939,385	$829,861
Work-in-process	1,404,012	1,633,577
Raw materials	1,922,073	2,268,421

	$4,265,470	$4,731,859

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(4) Property, Plant and Equipment

        Property, plant and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008	Estimated useful lives
Land	$200,000	$200,000	—
Buildings	759,281	742,755	27 years
Machinery and equipment	3,209,227	3,127,428	3 to 10 years
Office equipment	1,192,958	1,111,484	2 to 15 years
Leasehold improvements	634,166	658,864	1 to 5 years
Vehicles	261,035	260,192	3 to 5 years

Total property, plant and equipment	6,256,667	6,100,723
Less accumulated depreciation	(4,601,480)	(4,274,454)

Net property, plant and equipment	$1,655,187	$1,826,269

        Depreciation of property, plant and equipment was $475,673, $464,015 and $420,606 for the years ended December 31, 2009, 2008 and 2007, respectively.

(5) Goodwill and Other Intangible Assets

  Goodwill

        As of December 31, 2009 and 2008, goodwill amounted to $3,300,088 and $3,267,926, respectively. The increase was due to foreign currency translation relating to the acquisition of Paul Lippke Handels-GmbH. The Company completed its annual impairment tests during the fourth quarters of 2009 and 2008 and determined there was no impairment.

  Other Intangible Assets

        Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2009
	Cost	Accumulated Amortization	Net
Patents	$1,008,032	$(402,392)	$605,640
Trademarks and trade names	477,486	(398,424)	79,062
Other intangibles	778,596	(725,263)	53,333

	$2,264,114	$(1,526,079)	$738,035

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(5) Goodwill and Other Intangible Assets (Continued)

	As of December 31, 2008
	Cost	Accumulated Amortization	Net
Patents	$860,422	$(365,329)	$495,093
Trademarks and trade names	465,756	(381,551)	84,205
Other intangibles	778,596	(698,596)	80,000

	$2,104,774	$(1,445,476)	$659,298

        Amortization expense was $101,857, $118,752 and $155,453 in 2009, 2008 and 2007, respectively.

        Estimated amortization expense for the fiscal years 2010 to 2014 and thereafter is $88,628, $74,989, $42,564, $37,871, $221,218, respectively.

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

        Warranty provisions and claims for the years ended December 31, 2009, 2008 and 2007 were as follows:

Description	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at End of Year
Year ended December 31, 2007:
Allowance for product warranties	$246,737	354,383	399,747	201,373
Year ended December 31, 2008:
Allowance for product warranties	$201,373	416,043	388,329	229,087
Year ended December 31, 2009:
Allowance for product warranties	$229,087	294,579	313,956	209,710

(7) Commitments and Contingencies

  (a) Leases

        The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through July 2018 and require the Company to pay operating costs, including real estate taxes.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(7) Commitments and Contingencies (Continued)

        Rental expense, including charges for operating costs, was $462,131, $450,725 and $421,840 in 2009, 2008 and 2007, respectively.

        The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2009:

Year Ending December 31
2010	$291,060
2011	116,917
2012	116,917
2013	116,917
2014 and thereafter	337,624

$979,435

        Subsequent to December 31, 2009, the Company signed a new 15-year lease for a property which will replace its current Minneapolis headquarters and operations center. The new lease will commence on June 1, 2010. The required future minimum lease payments, starting at $367,000 per year and subject to annual increases, have not been included in the above table.

  (b) Executive Severance Agreements

        The Company is a party to a severance agreement with five of its executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive's current annual salary depending on the reason for termination.

  (c) Inventory Purchase Obligations

        At December 31, 2009, the Company had approximately $1.2 million of purchase order commitments to suppliers of the Company for delivery of inventory primarily during 2010.

  (d) Minority Equity Investment

        At December 31, 2009, the Company had committed to acquire a minority equity interest in Luxcel Biosciences Limited, an Irish company, for approximately $3.6 million. This transaction was closed on January 15, 2010.

(8) Income Taxes

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China and Germany. With limited exceptions, the Company is no longer subject to income tax examinations by taxing authorities for taxable years before 2006.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(8) Income Taxes (Continued)

        Income before income taxes was as follows:

	2009	2008	2007
Income before income taxes:
Domestic	$2,824,000	$4,901,000	$4,580,000
Foreign	1,405,000	1,148,000	1,338,000

Total	$4,229,000	$6,049,000	$5,918,000

        The provision (benefit) for income taxes consists of the following:

	2009	2008	2007
Current tax expense:
Federal	$892,905	$1,502,000	$1,383,000
State	106,816	170,000	178,000
Foreign	352,512	414,000	570,000

Total current expense	1,352,233	2,086,000	2,131,000

Deferred tax expense:
Federal	(42,277)	(66,000)	33,000
State	(4,727)	(7,000)	4,000
Foreign	13,638	(23,000)	(55,000)

Total deferred expense (benefit)	(33,366)	(96,000)	(18,000)

Provision for income taxes	$1,318,867	$1,990,000	$2,113,000

        The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income for years ended December 31,
	2009	2008	2007
Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	1.6	2.1	2.0
Change in valuation allowance	(1.0)	0.7	—
Domestic manufacturing deduction	(1.5)	(1.6)	(1.7)
Effect of foreign operations	(1.6)	(0.7)	1.0
Tax-exempt interest	(0.9)	(1.3)	(0.9)
Changes in unrecognized tax benefits	(0.3)	(0.7)	—
Stock option compensation	1.6	1.0	1.4
Research credit	(1.2)	(0.8)	(0.5)
Other	0.5	0.2	0.4

Effective income tax rate	31.2%	32.9%	35.7%

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(8) Income Taxes (Continued)

        The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$42,273	$34,324
Inventory items	117,039	104,273
Reserves and accruals	377,191	342,464
Capital loss carryforward	319,873	321,058
Compensation expense—stock options	89,837	79,630
NOL carryforward	—	42,827
Intangibles	53,019	54,979
Other	64,374	71,598

Subtotal	1,063,606	1,051,153
Less: Valuation allowance	(319,873)	(363,885)

Total deferred tax assets	743,733	687,268

Deferred tax liabilities:
Fixed assets	(51,636)	(26,401)

Net deferred tax asset	$692,097	$660,867

        As of December 31, 2009, the Company has determined that establishing a valuation allowance against the deferred tax assets is required since it is more likely than not that the tax benefits of the $319,873 from the capital loss carryforward will not be realized through generating of future capital gain income. The reduction in the valuation allowance from 2008 to 2009 was due to the re-evaluation of a net operating loss carryforward relating to our China location. However, the Company believes it is more likely than not that the remainder of its deferred tax assets at December 31, 2009 will be realized either through future taxable income or net operating loss carrybacks.

        As of December 31, 2009, there were approximately $5,400,000 of accumulated undistributed earnings from the Company's German subsidiary that are considered to be reinvested indefinitely. No deferred tax liability has been provided on such earnings. If they were remitted to the Company, applicable U.S. federal and foreign withholding taxes would be partially offset by available foreign tax credits.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48), now codified in ASC 740, on January 1, 2007, and upon adoption did not need to recognize an adjustment in the previously recorded

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(8) Income Taxes (Continued)

liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2009	$168,000
Additions based on tax positions related to the current year	33,000
Additions based on tax positions related to the prior year	4,000
Reductions due to closing of statute of limitations	(12,000)
Reductions based on tax positions related to the prior year	(18,000)

Balance at December 31, 2009	$175,000

        Included in the balance of total unrecognized tax benefits at December 31, 2009 are potential benefits of $127,000 that if recognized would affect the effective tax rate on income before income taxes. The difference between this amount and the corresponding amount of gross unrecognized tax benefits related primarily to the deferred federal benefit for state income tax related amounts.

        The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $27,000 and $48,000 on a gross basis at December 31, 2009 and 2008, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above.

(9) Stock-Based Compensation

        As of December 31, 2009, the Company has reserved 141,012 shares of common stock for options and other stock-based incentive awards that are still available for grant under the Company's 2006 stock incentive plan, and 937,250 shares for options that have been granted under either the Company's 2006 stock incentive plan or 1998 stock option plan but have not yet been exercised. The Company issues new shares of common stock upon exercise of stock options.

        Under the Company's stock-based incentive plans, option exercise prices are 100% of the market value of the common stock at the date of grant, except if incentive options granted under the 1998 and 2006 plans were granted to persons owning more than 10% of the Company's stock, in which case the option price would be 110% of the market value. Exercise periods are generally for seven to ten years. Certain of the plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, the Company may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to capital in excess of par value.

        Stock-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related stock-based reward. The Company generally provides for the vesting of stock options in equal annual installments over a four-year period commencing on the one-year anniversary of the date of grant, or over a one-year period with one-fourth of the underlying shares vesting at the end of each three-month period following the grant date. Stock-based

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(9) Stock-Based Compensation (Continued)

compensation expense recognized in the consolidated financial statements for 2009, 2008 and 2007 was as shown below:

	Years Ended December 31,
	2009	2008	2007
Total cost of stock-based compensation	$227,434	$303,292	$393,153
Amount of income tax benefit recognized in earnings	(10,964)	(44,896)	(53,543)

Amount charged against net income	$216,470	$258,396	$339,610

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). The Company uses historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. The Company based its estimate of expected volatility for awards granted in 2009, 2008 and 2007 on daily historical trading data of its common stock for a period equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company estimated the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a seven-year contractual term. Forfeitures were based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during 2009, 2008 and 2007 using the Black-Scholes model:

	2009	2008	2007
Dividend yield	4.1%	3.1%	2.6%
Expected volatility	41%	37%	34%
Risk-free interest rate	3.0%	2.1%	4.0%
Expected lives (in years)	5.5	5.4	5.4

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(9) Stock-Based Compensation (Continued)

        Information regarding the Company's stock option plans for 2007, 2008 and 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2006	853,875	$8.52	6.6
Granted	95,850	10.95	7.0
Exercised	(58,776)	7.85
Cancelled or expired	(34,512)	11.26

Options outstanding, December 31, 2007	856,437	8.73	5.4	$2,061,171
Granted	91,500	8.58	7.0
Exercised	(79,183)	7.09
Cancelled or expired	(20,192)	10.96

Options outstanding, December 31, 2008	848,562	8.81	4.9	$567,879
Granted	96,500	9.21	7.0
Exercised	(1,275)	7.87
Cancelled or expired	(6,537)	10.37

Options outstanding, December 31, 2009	937,250	$8.84	4.2	$881,656

Options exercisable, December 31, 2009	774,938	$8.70	3.7	$860,748

        The weighted average grant date fair value based on the Black-Scholes model for options granted in 2009, 2008 and 2007 was $2.53, $2.16 and $3.02, respectively. The total intrinsic value of options exercised was $1,151, $296,904 and $216,882 during the years ended December 31, 2009, 2008 and 2007, respectively. The aggregate intrinsic values are based upon the closing price of our common stock on the last day of the respective fiscal year.

        A summary of the status of the Company's unvested option shares as of December 31, 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	163,469	$2.47
Options granted	96,500	2.53
Options cancelled	(4,537)	2.53
Options vested	(93,120)	2.47

Unvested at December 31, 2009	162,312	$2.50

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(9) Stock-Based Compensation (Continued)

        As of December 31, 2009, there was $406,436 of total unrecognized compensation cost related to unvested stock-based compensation granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of option shares vested during the years 2009, 2008 and 2007 was $230,365, $304,302 and $394,818, respectively.

(10) Other Income

        Other income, net for 2009, 2008 and 2007 was as follows:

	Years Ended December 31,
	2009	2008	2007
Interest income on investments	$369,176	$575,094	$565,441
Foreign currency exchange (loss) gain	(2,956)	12,500	1,165
Other	(168)	1,317	13,668

Total other income	$366,052	$588,911	$580,274

(11) Stockholders' Equity

        In the period from March through June 2009, the Company repurchased 181,171 shares of its outstanding common stock. These purchases exhausted the authorization which had been in place since November, 2005. On June 23, 2009, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of our common stock. In August 2009, the Company repurchased a total of 242,400 shares of the Company's common stock which exhausted the existing authorization. Currently, there is no authorization in place to repurchase any of the Company's common stock.

(12) Net Income per Common Share

        The following table presents a reconciliation of the denominators used in the computation of net income per common share—basic and net income per common share—diluted for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Weighted shares of common stock outstanding—basic	5,393,066	5,565,801	5,500,767
Weighted shares of common stock assumed upon exercise of stock options	64,898	83,407	181,795

Weighted shares of common stock outstanding—diluted	5,457,964	5,649,208	5,682,562

        Outstanding stock options totaling 574,387, 484,574 and 140,850 at December 31, 2009, 2008 and 2007, have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

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

        The following table summarizes total sales by product line for 2009, 2008 and 2007 respectively:

	Years Ended December 31,
	2009	2008	2007
Permeation products and services	$15,126,259	$15,850,027	$14,428,823
Gas analyzers, sensors and detectors	4,933,256	6,678,982	5,662,923
Packaging products and services	4,701,279	4,822,009	4,685,403
Other instruments and services	1,877,304	2,344,688	2,619,433

Total sales	$26,638,098	$29,695,706	$27,396,582

        The following table summarizes total sales, based upon the country to which sales to external customers were made for fiscal years 2009, 2008 and 2007. All of the Company's tangible long-lived assets are located in the United States, except for an insignificant amount of property and equipment in Germany and China.

	Years Ended December 31,
	2009	2008	2007
Domestic sales	$11,790,911	$12,960,723	$13,160,268
Foreign sales:
Europe	6,591,749	7,836,335	6,595,075
Asia	5,996,005	6,144,822	5,309,901
Other	2,259,433	2,753,826	2,331,338

Total foreign sales	14,847,187	16,734,983	14,236,314

Total sales	$26,638,098	$29,695,706	$27,396,582

        The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 6% of our consolidated sales in each of the years 2009, 2008 and 2007.

        No single customer accounted for 10% or more of the Company's consolidated revenues in any of the fiscal years ended December 31, 2009, 2008 and 2007.

(14) Savings and Retirement Plan

        The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company's contributions to this plan in 2009, 2008 and 2007 were $193,115, $169,465 and $85,145, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2009, 2008 and 2007

(15) Subsequent Event

        In January 2010, the Company acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland. The investment of €2,500,000 (approximately $3,625,000) was made through the Company's wholly-owned subsidiary, MOCON Netherlands Holding B.V., and amounted to a 16.9% equity interest in Luxcel. Luxcel has developed phosphorescence-based sensors that enable rapid, high-throughput screening and detection of bacterial contamination of food samples, non-invasive analysis of gas in food, beverage and pharmaceutical packaging, and one of the most specific measures of drug toxicity and metabolism within pharmaceutical research and development.

 MOCON, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Exhibit No.	Exhibit	Method of Filing
3.1	Restated Articles of Incorporation of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-09273)
3.2	Third Restated Bylaws of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 20, 2007 (File No. 000-09273)
10.1	Office/Warehouse Lease, dated July 29, 1994, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-09273)
10.2	Lease Notification and Extension Agreement, dated June 6, 1997, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-09273)
10.3	Second Lease Notification and Extension Agreement, dated November 17, 1999, by and between MOCON, Inc. and Boone Associates LLC	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-09273)
10.4	Office/Warehouse Lease, dated March 9, 2010, by and between MOCON, Inc. and Minnesota Industrial Properties Limited Partnership	Filed herewith
10.5	MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)
10.6	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.7	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.8	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)

Exhibit No.	Exhibit	Method of Filing
10.9	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.10	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.11	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)
10.12	2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-09273)
10.13	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)
10.14	Subscription and Shareholders Agreement dated December 21, 2009 among MOCON, Inc., Luxcel Biosciences, Enterprise Ireland, Glanbia Enterprise Fund, and certain other parties named therein	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 23, 2009 (File No. 000-09273)
10.15	Description of Non-Employee Director Compensation Arrangements	Filed herewith
10.16	Description of Executive Officer Compensation Arrangements	Filed herewith
21.1	Subsidiaries of MOCON, Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Furnished herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Furnished herewith

Financial Statement Schedule:

II—Valuation and Qualifying Accounts

        All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2007:
Allowance for doubtful accounts and sales returns	$179,861	23,209	77,273	125,797
Year ended December 31, 2008:
Allowance for doubtful accounts and sales returns	$125,797	158,133	146,748	137,182
Year ended December 31, 2009:
Allowance for doubtful accounts and sales returns	$137,182	113,521	88,388	162,315

S-1

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. RESERVED
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
  ITEM 9A(T). CONTROLS AND PROCEDURES
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
SIGNATURES
Table of Contents
Report of Independent Registered Public Accounting Firm
MOCON, INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009