Form 10-Q
period 2010-03-31
MOCON INC
filed 2010-05-17
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2010

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

5,193,695 Common Shares were outstanding as of April 30, 2010.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2010

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$8,401,964	$9,393,127
Marketable securities, current	2,655,559	4,371,119
Trade accounts receivable, less allowance for doubtful accounts of $171,207 in 2010 and $162,315 in 2009	4,091,346	4,589,998
Other receivables	103,462	92,738
Inventories	4,127,241	4,265,470
Prepaid income taxes	115,341	223,648
Prepaid expenses	555,239	357,911
Deferred income taxes	411,549	411,549
Total current assets	20,461,701	23,705,560

Marketable securities, noncurrent	323,615	567,163
Property, plant and equipment, net of accumulated depreciation of $4,675,987 in 2010 and $4,601,480 in 2009	1,661,797	1,655,187
Goodwill	3,180,434	3,300,088
Investment in affiliated company	3,396,042	—
Technology rights and other intangibles, net	745,431	738,035
Deferred income taxes	331,599	280,548
Other assets	81,307	80,427

TOTAL ASSETS	$30,181,926	$30,327,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,410,529	$1,343,739
Compensation and related expenses	1,298,985	1,479,398
Other accrued expenses	142,650	163,640
Accrued product warranties	194,097	209,710
Dividends payable	493,662	465,302
Deferred revenue	568,486	426,277
Total current liabilities	4,108,409	4,088,066

Obligations to former employees	50,825	54,141
Accrued income taxes	202,418	202,418
Total noncurrent liabilities	253,243	256,559

Total liabilities	4,361,652	4,344,625

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,192,445 shares in 2010 and 5,170,018 shares in 2009	519,245	517,002
Additional paid-in capital	284,045	114,021
Retained earnings	25,117,296	24,690,293
Accumulated other comprehensive (loss) income	(100,312)	661,067
Total stockholders’ equity	25,820,274	25,982,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,181,926	$30,327,008

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Sales:
Products	$6,457,201	$5,842,795
Consulting services	636,122	328,964
Total sales	7,093,323	6,171,759

Cost of sales:
Products	2,428,179	2,355,464
Consulting services	338,980	225,033
Total cost of sales	2,767,159	2,580,497

Gross profit	4,326,164	3,591,262

Selling, general and administrative expenses	2,733,563	2,581,052

Research and development expenses	547,748	507,600

Operating income	1,044,853	502,610

Other income	269,868	109,307

Income before income taxes	1,314,721	611,917

Income taxes	392,600	213,000

Net income	$922,121	$398,917

Net income per common share:
Basic	$0.18	$0.07
Diluted	$0.17	$0.07

Weighted average common shares outstanding:
Basic	5,181,232	5,591,877
Diluted	5,323,721	5,650,078

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$922,121	$398,917
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	66,160	58,317
Loss on disposition of long-term assets	1,500	3,000
Depreciation and amortization	128,123	156,198
Deferred income taxes	(51,051)	—
Excess tax benefit from employee stock plans	(2,102)	—
Changes in operating assets and liabilities:
Trade accounts receivable	389,645	391,035
Other receivables	(12,024)	4,467
Inventories	101,458	(85,782)
Prepaid income taxes	99,620	(16,401)
Prepaid expenses	(200,016)	(155,738)
Accounts payable	93,534	(174,451)
Compensation and related expenses	(163,046)	(557,743)
Other accrued expenses	(19,201)	(51,822)
Accrued product warranties	(12,277)	(5,239)
Accrued income taxes	2,102	(4,465)
Deferred revenue	142,209	71,994
Net cash provided by operating activities	1,486,755	32,287

Cash flows from investing activities:
Purchases of marketable securities	—	(637,025)
Proceeds from maturities of marketable securities	1,959,108	1,878,530
Purchases of property, plant and equipment	(93,570)	(147,721)
Cash paid for patent and trademark registrations	(14,470)	(22,944)
Other	(880)	(881)
Cash paid for investment in affiliated company	(3,660,638)	—
Net cash (used in) provided by investing activities	(1,810,450)	1,069,959

Cash flows from financing activities:
Proceeds from the exercise of stock options	104,005	—
Purchases and retirement of common stock	—	(18,736)
Excess tax benefit from employee stock plans	2,102	—
Dividends paid	(466,758)	(503,308)
Net cash used in financing activities	(360,651)	(522,044)

Effect of exchange rate changes on cash and cash equivalents	(306,817)	(249,891)

Net (decrease) increase in cash and cash equivalents	(991,163)	330,311

Cash and cash equivalents:
Beginning of period	9,393,127	4,553,479
End of period	$8,401,964	$4,883,790

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$341,929	$219,011

Supplemental schedule of noncash investing and financing activities:
Amortization of cumulative unrealized gain on marketable securities	$—	$(2,527)
Noncash exercise of stock options	$92,813	$—
Dividends accrued	$493,662	$503,072

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Consolidated Financial Statements

The consolidated balance sheet as of March 31, 2010, and the consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at March 31, 2010, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of operating results for the full year.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission.

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

Subsequent Events

We have evaluated the period subsequent to March 31, 2010, and concluded there were no events or transactions occurring during this period that required recognition or additional disclosure in the consolidated financial statements.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to the short maturity of those instruments.

Recently Adopted Accounting Pronouncements

In November 2008, the FASB issued Emerging Issues Task Force (EITF) No. 08-6, Equity-Method Accounting Considerations, now codified in ASC Topic 323.  EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration.  It also requires that a share issuance by an investee shall be accounted for by the investor as if the investor had sold a proportionate share of its investment, with any resulting gain or loss recognized in earnings.  EITF 08-6 was effective for us January 1, 2010, and its adoption did not have a material impact on our consolidated financial statements.

In September 2009, the FASB ratified its guidance on two revenue recognition standards which were to become effective for us beginning January 1, 2011.  With earlier adoption permitted, we elected to adopt this guidance in the first quarter 2010.  Under EITF 08-1, Multiple-Deliverable Revenue Arrangements, now codified in ASC Topic 605, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  Under EITF 09-3, Certain Revenue Arrangements That Include Software Elements, now codified in ASC Topic 985, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to the new guidance for multiple deliverable arrangements discussed above.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements, codified in ASC Topic 820, Fair Value Measurements and Disclosures.  The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurement using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements.  We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  We will adopt the remaining guidance on January 1, 2011.  The adoption of the required guidance did not have an impact on our consolidated financial statements.  We do not expect that the adoption of the remaining guidance will have an impact on our consolidated financial statements.

Note 2 — Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Finished products	$717,164	$939,385
Work-in-process	1,654,526	1,404,012
Raw materials	1,755,551	1,922,073
	$4,127,241	$4,265,470

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Weighted shares of common stock outstanding — basic	5,181,232	5,591,877
Weighted shares of common stock assumed upon exercise of stock options	142,489	58,201
Weighted shares of common stock outstanding — diluted	5,323,721	5,650,078

For the three-month period ended March 31, 2010, there were 222,763 stock options outstanding that were excluded from the above computation because they were anti-dilutive.

Note 4 — Goodwill and Intangible Assets

As of March 31, 2010 and December 31, 2009, goodwill amounted to $3,180,434 and $3,300,088, respectively.  The decrease was due to foreign currency translation relating to the acquisition of Paul Lippke Handels-GmbH.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2010
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,034,066	$(414,642)	$619,424	10 to 17 years
Trademarks and trade names	482,690	(403,350)	79,340	5 to 17 years
Other intangibles	778,596	(731,929)	46,667	3 years
	$2,295,352	$(1,549,921)	$745,431

	As of December 31, 2009
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,008,032	$(402,392)	$605,640	10 to 17 years
Trademarks and trade names	477,486	(398,424)	79,062	5 to 17 years
Other intangibles	778,596	(725,263)	53,333	3 years
	$2,264,114	$(1,526,079)	$738,035

Total amortization expense for the three-month periods ended March 31, 2010 and 2009 was $23,842 and $20,499, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2010 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of March 31, 2010 is as follows:

Estimated Expense
2010	$65,567
2011	$75,928
2012	$43,503
2013	$38,810
2014	$28,260
2015 and thereafter	$205,320

Note 5 — Marketable Securities

Marketable securities at March 31, 2010 consist of municipal bonds and certificates of deposits, and are classified as held-to-maturity.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no impairment during the first three months of 2010, therefore, no adjustment to the amortized cost basis was made.  Currently, all of our marketable securities mature within two years.

The amortized cost and fair value for held-to-maturity securities by major security type at March 31, 2010 were as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$1,149,000	$—	$—	$1,149,000
Municipal bonds	1,830,174	16,271	(444)	1,846,001
	$2,979,174	$16,271	$(444)	$2,995,001

Note 6 — Comprehensive Income

Other comprehensive income pertains to foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended March 31,
	2010	2009
Net income	$922,121	$398,917
Foreign currency translation adjustment	(761,379)	(439,311)
Amortization of cumulative unrealized gain on marketable securities	—	(2,527)
Comprehensive income (loss)	$160,742	$(42,921)

Note 7 — Investment in Affiliated Company

In January 2010, we acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland.  The investment of approximately $3,625,000 (€2,500,000), which was made through our newly-formed subsidiary, MOCON Netherlands Holding B.V., amounted to a 16.9% equity interest in Luxcel.  In addition, we acquired warrants to purchase an additional 375,000 shares at €2.24 per share at any time within three years from the date of the initial investment.

Luxcel has developed phosphorescence-based sensors that enable rapid, high-throughput screening and detection of bacterial contamination of food samples, non-invasive analysis of atmospheres in food, beverage and pharmaceutical packaging, and are innovators in an emerging high-throughput screening technique for measuring drug toxicity and metabolism in drug discovery for pharmaceutical research.  The investment in Luxcel is carried on our balance sheet at the original purchase price, adjusted for currency fluctuations.  We believe that it is not feasible to readily determine the fair value of this investment as there is no established market for the securities.

As part of our relationship with Luxcel, we will purchase sensors which will accompany our instruments for sale to an end user.  We will also be required to pay a royalty to Luxcel on the sale of such instruments.

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

Warranty provisions and claims for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Beginning balance	$209,710	$229,087
Warranty provisions	38,645	56,010
Warranty claims	(54,258)	(64,894)
Ending balance	$194,097	$220,203

Note 9 — Income Taxes

MOCON, Inc. or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China and Germany.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2006.

As of December 31, 2009, the liability for gross unrecognized tax benefits was $175,000, which included potential benefits of $127,000 that, if recognized, would affect the effective tax rate.  During the three months ended March 31, 2010, there were no significant changes to the total gross unrecognized tax benefits that would have a material effect on results of operations.  We recognize potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of income.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

Note 10 — Stock-Based Compensation

As of March 31, 2010, we have reserved 141,037 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 904,975 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first three months of 2010.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended March 31,
	2010	2009
Total cost of stock-based compensation	$66,160	$58,317
Amount of income tax benefit recognized in earnings	(3,479)	(2,657)
Amount charged against net income	$62,681	$55,660

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

A summary of the option activity for the first three months of 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	937,250	$8.84	4.2	$881,656
Options granted	—	—	—
Options cancelled/expired	(25)	$8.58	—
Options exercised	(32,250)	$6.10	—
Outstanding at March 31, 2010	904,975	$8.94	4.0	$1,867,203

Exercisable at March 31, 2010	752,913	$8.82	3.7	$1,656,211

The total intrinsic value of options exercised was $115,775 and $0 during the three-month periods ended March 31, 2010 and 2009, respectively.

A summary of the status of our unvested option shares as of March 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	162,312	$2.50
Options granted	—	—
Options cancelled	—	—
Options vested	(10,250)	$2.72
Unvested at March 31, 2010	152,062	$2.24

As of March 31, 2010, there was $340,277 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value of option shares vested during the three-month periods ended March 31, 2010 and 2009 was $27,880 and $20,100 respectively.

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

Our current plans for growth include continued strong funding for research and development (approximately 6% to 8% of our revenue) to foster new product development, together with strategic acquisitions where appropriate.  Our products are used by customers in many different markets.  A significant focus of our product development and marketing efforts in 2009 and 2010 has been in the food and beverage markets.  Our target customers in this market are primarily interested in three things: developing successful new consumer products, maintaining high quality in their products and ensuring the shelf life and safety of their products.  Our newest products help address the increased consumer emphasis on health and safety.

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

We have recently developed and introduced our OpTech™-O2 Platinum oxygen analyzer, which is able to measure the oxygen concentration in a food, beverage, pharmaceutical or medical device package without piercing the package.  This new technology, which went into production in the third quarter of 2009, enables manufacturers in these industries to track and trace their products during manufacture and distribution, and follow changes in oxygen levels as they occur.  Applications include looking for poor heat seals or leaks, excessive package permeation, poor gas flushing and microbial growth.  All of these issues affect product acceptance, product quality and product safety.  We believe the addressable market for products in these industries that have the functionality of our OpTech-O2 Platinum oxygen analyzer could be as high as an aggregate of $75 million over the next ten years.

In the cases of both the BevAlert and the OpTech products, MOCON is targeting the worldwide increase in concern for consumer safety in the food and beverage markets.  Our strategy is to continue to position ourselves as a leader in the consumer and industrial safety marketplace by offering unique products and services into large and growing markets.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Sales	100.0	100.0
Cost of sales	39.0	41.8
Gross profit	61.0	58.2
Selling, general and administrative expenses	38.6	41.8
Research and development expenses	7.7	8.3
Operating income	14.7	8.1
Other income	3.8	1.8
Income before income taxes	18.5	9.9
Income taxes	5.5	3.4
Net income	13.0	6.5

Comparison of Financial Results for the Three-Month Periods Ended March 31, 2010 and 2009

Sales

Sales for the three-month period ended March 31, 2010 were $7,093,000, up 15% compared to $6,172,000 for the same period in 2009.  We experienced increases in sales in all our major product groups as the global economic conditions that had negatively affected the prior year’s results showed signs of improvement.  Domestic and foreign sales accounted for 45% and 55%, respectively, of our consolidated first quarter sales in 2010, and 47% and 53% of our consolidated sales, respectively, for the same period in 2009.

The following table summarizes total sales by product line for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Permeation products and services	$4,119,512	$3,592,625
Gas analyzers, sensors and detectors	1,325,634	1,245,272
Packaging products and services	1,060,642	1,033,884
Other instruments and services	587,535	299,978
Total sales	$7,093,323	$6,171,759

The following table sets forth the relationship between various components of domestic and foreign sales for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Domestic sales	$3,208,919	$2,889,432
Foreign sales:
Europe	1,841,123	1,593,759
Asia	1,385,351	1,171,583
Other	657,930	516,985
Total foreign sales	3,884,404	3,282,327
Total sales	$7,093,323	$6,171,759

Permeation Products and Services — Sales of our permeation products and services increased 15% for the first quarter ended March 31, 2010 compared to the same period in the prior year, and accounted for 58% our consolidated first quarter sales in both years.  The increase resulted from higher capital equipment expenditures in the first quarter 2010 after a very soft first quarter 2009.  International sales of permeation products and services accounted for 71% of the total sales of this product group in the first quarter 2010, and increased 27% over the prior year.  This increase was partially offset by a 7% decrease in domestic sales.

Gas Analyzers, Sensors and Detectors — Sales of our gas analyzers, sensors and detector products, which accounted for 19% and 20% of our consolidated first quarter sales in 2010 and 2009, respectively, increased 6% during the first quarter 2010 compared to the same period in 2009.  Within this group, sales of our gas chromatographs increased 96% due primarily to stronger demand in the oil and gas exploration and industrial hygiene markets. This increase was partially offset by a decrease in shipments of OEM sensors and detectors as well as total hydrocarbon analyzers.

Packaging Products and Services — Sales of our packaging products and services, which accounted for 15% and 17% of our consolidated first quarter sales in 2010 and 2009, respectively, increased 3% during the first quarter 2010 compared to the same period in 2009.  This group consists of headspace analyzers and leak detection instruments.  Domestic sales of these products increased 15% in 2010 compared to the prior period, while foreign shipments decreased 13%.

Other Instruments and Services — Sales in our other instruments and services category, which accounted for 8% and 5% of our consolidated first quarter sales in 2010 and 2009, respectively, increased 96% in the first quarter 2010, compared to the same period in 2009.  This increase was the result of more specialty projects performed by our analytical testing and consulting groups, as well as an increase in sales of non-MOCON products by our German subsidiary.

Gross Profit

The gross profit margins for our product sales were 62.4% and 59.7% for the three-month periods ended March 31, 2010 and 2009, respectively.  This improvement was the result of a favorable product mix and manufacturing efficiencies realized through higher production volumes.  The gross profit margins for our consulting services were 46.7% and 31.6%, respectively, for the three-month periods ended March 31, 2010 and 2009.  This increase was primarily due to the increased volume of analytical testing and consulting performed in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $2,734,000 in the three-month period ended

March 31, 2010, compared to $2,581,000 in the same period of 2009.  The increase was primarily related to costs associated with the minority equity investment in Luxcel Biosciences Limited, higher incentive compensation, and increased travel and promotion expenses.

Research and Development Expenses

Research and development (R&D) expenses were $548,000, or 7.7% of sales in the first quarter 2010, compared to $508,000, or 8.3% of sales, in the same period of 2009.  The increase in spending in the current period is primarily related to projects that had tentatively been pushed out from the prior year due to the slowdown in the economy.  A significant portion of R&D expenditures in 2010 are expected to be devoted to the food safety market.

Our intent is to continue to spend between 6% and 8% of consolidated sales on R&D.

Other Income

Other income for the three month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Interest income	$29,743	$117,762
Foreign currency exchange gain (loss)	238,533	(8,018)
Other	1,592	(437)
	$269,868	$109,307

Interest income decreased for the first quarter ended March 31, 2010, compared to the same period in 2009, due to lower average yields on lower average interest bearing investments.  The foreign currency gain in the first quarter 2010 was primarily the result of adjusting a euro-based intercompany loan obligation to market value at March 31, 2010.

Income Tax Expense

Our provision for income taxes was 29.9% of income before income taxes for the first quarter ended March 31, 2010, compared to 34.8% of income before income taxes for the same period in the prior year.  The decrease in the effective tax rate in the first quarter 2010 was primarily due to the creation of foreign tax credits generated by the repatriation of funds from our German subsidiary and the increase in the allowable deduction for domestic production activity for federal income tax purposes.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2010 to be in the range of 29% to 34%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $922,000 in the first quarter 2010, compared to $399,000 in the first quarter 2009.  Diluted net income per share was $0.17 and $0.07 in the first quarters of 2010 and 2009, respectively.

Liquidity and Capital Resources

We have historically financed our operations, capital equipment and other cash requirements through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities decreased $2,950,000 during the first three months of 2010 to $11,381,000 as of March 31, 2010, compared to $14,331,000 at December 31, 2009.  The primary reason for this decrease was due to the investment of approximately $3,625,000 (€2,500,000) to acquire a minority equity ownership interest in Luxcel Biosciences Limited in Ireland.  Our working capital as of March 31, 2010 decreased $3,264,000 to $16,353,000, as compared to $19,617,000 at December 31, 2009.  We invest our excess cash in marketable securities consisting primarily of municipal bonds, certificates of deposits and U.S. treasury obligations.  We believe that a combination of our existing cash, cash equivalents and marketable securities, and an expected continuation of cash flow from operations, will continue to be adequate to fund our operations and working capital, capital expenditures, dividend payments and any authorized stock repurchases for at least the next twelve months.  We currently do not have any committed lines of credit or other credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $1,487,000 and $32,000 in the first three months of 2010 and 2009, respectively.  The key components of the cash provided by operating activities in 2010 were the income for the period, decrease in accounts receivable, and increased deferred revenue, partially offset by a increase in prepaid expenses and a reduction in accrued compensation and related expenses.  The decrease in accounts receivable is primarily due to improved collections from customers and the decrease in accrued compensation and related expenses is primarily due to the March 2010 payment of incentive bonuses related to 2009.

Cash Flow from Investing Activities

Cash (used in) provided by investing activities totaled ($1,810,000) and $1,070,000 in the first three months of 2010 and 2009, respectively.  The primary reason for cash used in investing activities in 2010 was the investment of approximately $3,625,000 (€2,500,000) to acquire a minority equity ownership interest in Luxcel Biosciences Limited in Ireland, offset somewhat by the proceeds from maturities of marketable securities of $1,959,000.  For the remainder of 2010, we expect to incur capital expenditures in the range of $1,100,000 to $1,400,000, the majority of which relates to our move to new offices in Minnesota.

Cash Flow from Financing Activities

Cash used in financing activities totaled $361,000 and $522,000 in the first three months of 2010 and 2009, respectively.  During the first three months of 2010 and 2009, we made dividend payments to our shareholders of $467,000 and $503,000, respectively.  Partially offsetting the impact of the dividend payment in 2010 were the proceeds from the exercise of stock options in the amount of $104,000.

We currently are not authorized by our Board of Directors to make repurchases of our common stock.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2009 for a summary of our contractual obligations.  There has been no material change in this information.

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

In January 2010, the FASB updated the disclosure requirements for fair value measurements.  The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurement using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements.  We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  We will adopt the remaining guidance on January 1, 2011.  The adoption of the required guidance did not have an impact on our consolidated financial statements.  We do not expect that the adoption of the remaining guidance will have an impact on our consolidated financial statements.

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

Our accounting treatment for recognizing revenue from shipments with multiple element arrangements was changed in the first quarter 2010, as we adopted ASC Topic 605.  This guidance provides that the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, as demonstrated by vendor-specific objective evidence (VSOE) or third-party evidence (TPE).  Where VSOE or TPE is not available, revenue will be allocated using an estimated selling price.  This change did not have a material impact on our consolidated financial statements.

Allowance for doubtful accounts and sales returns — Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers.  In the event we determine that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of March 31, 2010 and 2009, we had $171,000 and $162,000, respectively, reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories — We perform an analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence and the on-hand quantities relative to the sales history of that component.  We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of March 31, 2010 and 2009, we had $333,000 and $304,000, respectively, accrued for excess and obsolete inventories.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of March 31, 2010 and 2009, we had $194,000 and $220,000, respectively, accrued for future estimated warranty claims.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At March 31, 2010 and December 31, 2009, we provided a valuation allowance in the approximate amount of $320,000 against our net deferred tax assets, related primarily to the capital loss carryforward.

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or could otherwise materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Part I — Item 1A.  Risk Factors” on pages 9 through 14 of such report.

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

Foreign Currency Risk

Historically, in excess of 50% of our consolidated sales have been to international destinations.  Since we invoice most of these customers in U.S. dollars, we do not have significant exposure to foreign currency transaction risk.  We invoice a small amount to our international customers in their local currency which exposes us to some transaction gain or loss when converting their payments into U.S. dollars.  We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss.  However, these have not resulted in material amounts in the past.  Our foreign operations expose us to foreign currency exchange risk when the euro and yuan currency results of operations are translated to U.S. dollars.  While we historically have not experienced any material foreign currency translation gains or losses, we realized a foreign currency transaction gain relating to the valuation of a euro-denominated intercompany loan which originated in the first quarter 2010.  In the future, we may engage in hedging activity to minimize this risk.  Our net investment in foreign subsidiary translated into U.S. dollars is not hedged.  Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity, and would not impact our net income.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1A.         Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.            Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the first quarter ended March 31, 2010 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the first quarter ended March 31, 2010.

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

MOCON, INC.

Date: May 17, 2010	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2010

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