Form 10-Q
period 2010-06-30
MOCON INC
filed 2010-08-13
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2010

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number 000-09273

MOCON, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0903312
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428

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

5,199,295 Common Shares were outstanding as of July 31, 2010.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2010

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$8,401,422	$9,393,127
Marketable securities, current	2,218,784	4,371,119
Trade accounts receivable, less allowance for doubtful accounts of $199,389 in 2010 and $162,315 in 2009	4,394,472	4,589,998
Other receivables	108,117	92,738
Inventories	4,087,835	4,265,470
Prepaid income taxes	—	223,648
Prepaid expenses	546,350	357,911
Deferred income taxes	411,549	411,549
Total current assets	20,168,529	23,705,560

Marketable securities, noncurrent	502,392	567,163
Property, plant and equipment, net of accumulated depreciation of $4,061,914 in 2010 and $4,601,480 in 2009	2,746,813	1,655,187
Goodwill	3,017,819	3,300,088
Investment in affiliated company	3,052,000	—
Technology rights and other intangibles, net	743,310	738,035
Deferred income taxes	400,083	280,548
Other assets	82,188	80,427

TOTAL ASSETS	$30,713,134	$30,327,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,173,916	$1,343,739
Compensation and related expenses	1,531,592	1,479,398
Other accrued expenses	159,494	163,640
Accrued product warranties	187,652	209,710
Dividends payable	493,933	465,302
Deferred revenue	416,449	426,277
Total current liabilities	4,963,036	4,088,066

Obligations to former employees	46,114	54,141
Accrued income taxes	202,418	202,418
Total noncurrent liabilities	248,532	256,559

Total liabilities	5,211,568	4,344,625

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,199,295 shares in 2010 and 5,170,018 shares in 2009	519,930	517,002
Additional paid-in capital	410,624	114,021
Retained earnings	25,715,133	24,690,293
Accumulated other comprehensive (loss) income	(1,144,121)	661,067
Total stockholders’ equity	25,501,566	25,982,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,713,134	$30,327,008

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales:
Products	$6,740,834	$5,914,436	$13,198,035	$11,757,231
Consulting services	610,437	506,900	1,246,559	835,864
Total sales	7,351,271	6,421,336	14,444,594	12,593,095

Cost of sales:
Products	2,527,703	2,532,935	4,955,882	4,888,399
Consulting services	329,276	261,712	668,256	486,745
Total cost of sales	2,856,979	2,794,647	5,624,138	5,375,144

Gross profit	4,494,292	3,626,689	8,820,456	7,217,951

Selling, general and administrative expenses	2,700,585	2,491,411	5,434,148	5,072,463

Research and development expenses	522,778	462,031	1,070,526	969,631

Operating income	1,270,929	673,247	2,315,782	1,175,857

Other income, net	289,349	119,272	559,217	228,579

Income before income taxes	1,560,278	792,519	2,874,999	1,404,436

Income taxes	468,507	277,000	861,107	490,000

Net income	$1,091,771	$515,519	$2,013,892	$914,436

Net income per common share:
Basic	$0.21	$0.09	$0.39	$0.16
Diluted	$0.20	$0.09	$0.38	$0.16

Weighted average common shares outstanding:
Basic	5,197,012	5,560,102	5,189,122	5,575,990
Diluted	5,376,398	5,637,853	5,345,158	5,643,239

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,013,892	$914,436
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	131,846	115,731
Loss on disposition of long-term assets	3,009	6,000
Depreciation and amortization	255,370	299,798
Deferred income taxes	(119,535)	—
Excess tax benefit from employee stock plans	(4,377)	(25)
Changes in operating assets and liabilities:
Trade accounts receivable	12,942	99,804
Other receivables	(15,379)	60,544
Inventories	96,532	155,500
Prepaid income taxes	205,711	(275,458)
Prepaid expenses	(193,936)	(27,545)
Accounts payable	213,015	(481,947)
Compensation and related expenses	89,081	(502,428)
Other accrued expenses	(7,210)	(74,554)
Accrued product warranties	(13,983)	(26,192)
Accrued income taxes	12,003	(4,634)
Deferred revenue	(9,828)	47,692
Net cash provided by operating activities	2,669,153	306,722

Cash flows from investing activities:
Purchases of marketable securities	(497,015)	(979,101)
Proceeds from maturities of marketable securities	2,714,121	2,595,900
Purchases of property, plant and equipment	(596,987)	(183,385)
Proceeds from sale of property and equipment	7,605	1,522
Cash paid for patent and trademark registrations	(47,919)	(73,463)
Other	(1,761)	(1,761)
Cash paid for investment in affiliated companies	(3,633,909)	—
Net cash (used in) provided by investing activities	(2,055,865)	1,359,712

Cash flows from financing activities:
Net proceeds from line of credit	—	400,000
Proceeds from the exercise of stock options	163,308	7,685
Purchases and retirement of common stock	—	(1,589,851)
Excess tax benefit from employee stock plans	4,377	25
Dividends paid	(960,421)	(1,006,381)
Net cash used in financing activities	(792,736)	(2,188,522)

Effect of exchange rate changes on cash and cash equivalents	(812,257)	(31,181)

Net decrease in cash and cash equivalents	(991,705)	(553,269)

Cash and cash equivalents:
Beginning of period	9,393,127	4,553,479
End of period	$8,401,422	$4,000,210

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$762,930	$730,621

Supplemental schedule of noncash investing and financing activities:
Amortization of cumulative unrealized gain on marketable securities	$—	$(2,527)
Dividends accrued	$493,933	$487,093
Purchases of fixed assets and intangibles in accounts payable	$749,997	$22,244

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Consolidated Financial Statements

The consolidated balance sheet as of June 30, 2010, the consolidated statements of income for the three- and six-month periods ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at June 30, 2010, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of operating results for the full year.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission.

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

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value due to the short maturity of those instruments.  See marketable securities fair value disclosures at Note 5 and fair value disclosures of derivative instruments at Note 12.

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

Note 2 — Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Finished products	$674,926	$939,385
Work-in-process	1,696,407	1,404,012
Raw materials	1,716,502	1,922,073
	$4,087,835	$4,265,470

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted shares of common stock outstanding — basic	5,197,012	5,560,102	5,189,122	5,575,990
Weighted shares of common stock assumed upon exercise of stock options	179,386	77,751	156,036	67,249
Weighted shares of common stock outstanding — diluted	5,376,398	5,637,853	5,345,158	5,643,239

For the three- and six-month periods ended June 30, 2010, there were 131,663 and 221,963, respectively, stock options outstanding that were excluded from the above computation because they were anti-dilutive.

Note 4 — Goodwill and Intangible Assets

As of June 30, 2010 and December 31, 2009, goodwill amounted to $3,017,819 and $3,300,088, respectively.  The decrease was primarily due to foreign currency translation relating to the acquisition of Paul Lippke Handels-GmbH.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of June 30, 2010
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,053,056	$(427,314)	$625,742	10 to 17 years
Trademarks and trade names	485,891	(408,323)	77,568	5 to 17 years
Other intangibles	778,596	(738,596)	40,000	3 years
	$2,317,543	$(1,574,233)	$743,310

	As of December 31, 2009
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,008,032	$(402,392)	$605,640	10 to 17 years
Trademarks and trade names	477,486	(398,424)	79,062	5 to 17 years
Other intangibles	778,596	(725,263)	53,333	3 years
	$2,264,114	$(1,526,079)	$738,035

Total amortization expense for the three-month periods ended June 30, 2010 and 2009 was $24,312 and $21,198, respectively, and $48,154 and $41,697 for the six-month periods ended June 30, 2010 and 2009.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2010 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of June 30, 2010 is as follows:

Estimated Expense
2010	$42,380
2011	$77,550
2012	$45,125
2013	$40,432
2014	$29,883
2015 and thereafter	$218,436

Note 5 — Marketable Securities

Marketable securities at June 30, 2010 consist of municipal bonds and certificates of deposits, and are classified as held-to-maturity.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no impairment during the first six months of 2010, therefore, no adjustment to the amortized cost basis was made.  Currently, all of our marketable securities mature within two years.

The amortized cost and fair value for held-to-maturity securities by major security type at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$734,000	$—	$—	$734,000
Municipal bonds	1,987,176	9,605	—	1,996,781
	$2,721,176	$9,605	$—	$2,730,781

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$2,387,988	$12	$—	$2,388,000
Municipal bonds	2,550,294	36,031	(1,408)	2,584,917
	$4,938,282	$36,043	$(1,408)	$4,972,917

Note 6 — Comprehensive Income

Other comprehensive income pertains to foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$1,091,771	$515,519	$2,013,892	$914,436
Foreign currency translation adjustment	(1,043,809)	429,313	(1,805,188)	(9,998)
Amortization of cumulative unrealized gain on marketable securities	—	—	—	(2,527)
Comprehensive income	$47,962	$944,832	$208,704	$901,911

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

Luxcel has developed phosphorescence-based sensors that enable rapid, high-throughput screening and detection of bacterial contamination of food samples and non-invasive analysis of atmospheres in food, beverage and pharmaceutical packaging.  They also are innovators in an emerging high-throughput screening technique for measuring drug toxicity and metabolism in drug discovery for pharmaceutical research.  The investment in Luxcel is carried on our balance sheet at the original purchase price, adjusted for currency fluctuations.  We believe that it is not feasible to readily determine the fair value of this investment as there is no established market for the securities.

As part of our relationship with Luxcel, we purchase sensors which accompany our instruments for sale to an end user and are required to pay a royalty to Luxcel on the sale of such instruments.

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

Warranty provisions and claims for the six-month periods ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
Beginning balance	$209,710	$229,087
Warranty provisions	101,505	83,732
Warranty claims	(123,563)	(110,125)
Ending balance	$187,652	$202,694

Note 9 — Income Taxes

MOCON, Inc. or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China, Germany and the Netherlands.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2006.

As of December 31, 2009, the liability for gross unrecognized tax benefits was $175,000, which included potential benefits of $127,000 that, if recognized, would affect the effective tax rate.  During the six months ended June 30, 2010, there were no significant changes to the total gross unrecognized tax benefits that would have a material effect on results of operations.  We recognize potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of income.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

Note 10 — Stock-Based Compensation

As of June 30, 2010, we have reserved 142,487 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 894,350 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first six months of 2010.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total cost of stock-based compensation	$65,686	$57,414	$131,846	$115,731
Amount of income tax benefit recognized in earnings	(3,865)	(2,992)	(7,344)	(5,649)
Amount charged against net income	$61,821	$54,422	$124,502	$110,082

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

A summary of the option activity for the first six months of 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	937,250	$8.84	4.2	$881,656
Options granted	—	—	—
Options cancelled/expired	(3,800)	$8.56	—
Options exercised	(39,100)	$6.55	—
Outstanding at June 30, 2010	894,350	$8.94	3.8	$1,806,472

Exercisable at June 30, 2010	753,738	$8.82	3.4	$1,619,243

The total intrinsic value of options exercised was $20,938 and $985 during the three-month periods ended June 30, 2010 and 2009, respectively, and $136,713 and $985 during the first six months of 2010 and 2009, respectively.

A summary of the status of our unvested option shares as of June 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	162,312	$2.50
Options granted	—	—
Options cancelled	(1,200)	$2.45
Options vested	(20,500)	$2.72
Unvested at June 30, 2010	140,612	$2.47

As of June 30, 2010, there was $271,884 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value of option shares vested during the three-month periods ended June 30, 2010 and 2009 was $27,880 and $20,100, respectively, and $55,760 and $40,200 during the six-month periods ended June 30, 2010 and 2009, respectively.

Note 11 — Derivatives

We have entered into a foreign currency forward exchange contract, principally to hedge an intercompany loan denominated in euros.  This contract does not qualify for hedge accounting under the Derivatives and Hedging Topic of the Codification.  As a result, gains or losses related to mark-to-market adjustments on foreign currency forward exchange contracts are recognized as other income or expense in the income statement during the period in which the instrument is outstanding.  The fair value of the foreign currency forward exchange contract represents the amount we would receive or pay to terminate the contract at the reporting date and is recorded in other current assets or liabilities depending on whether the net amount is a gain or a loss.  We do not utilize derivative instruments for trading or other speculative purposes.

At June 30, 2010, we had one outstanding foreign currency forward exchange contract with a notional amount totaling approximately $3,089,000.  This contract matures in January 2011 which coincides with the expected settlement of the intercompany loan.  As of June 30, 2010 the fair value of this contract resulted in a net loss position of $25,500, and was recorded in other income and other current liabilities.  There were no outstanding foreign currency contracts as of December 31, 2009.  While the currency contract does not qualify for hedge accounting, we believe it is effective in economically hedging the currency exposure on the intercompany loan to which it relates.

Note 12 — Fair Value Measurements

A hierarchy for inputs used in measuring fair value is in place that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity.  The hierarchy is intended to maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that the most observable inputs be used when available.  Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.  The three levels are defined as follows:

Level 1 —	Inputs are unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2 —

Observable inputs other than quoted prices for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 —	Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurement at June 30, 2010 are as follows:

	Fair Value	Level 2
Liabilities:
Foreign currency forward exchange contracts	$25,500	$25,500

Foreign currency forward exchange contracts are carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates.  Such valuation represents the amount we would receive or pay to terminate the forward exchange contract at the reporting date.

Note 13 — Commitments and Contingencies

In March 2010, we signed a 15-year lease for a property which replaced our former Minneapolis headquarters and operations center.  The new lease commenced on June 1, 2010, and requires future minimum lease payments starting at $367,000 per year, increasing to $520,000 in the final year.

In May 2010, we executed a standby letter of credit agreement in the amount of $25,000 which serves as a performance bank guarantee covering potential warranty claims for orders from one of our foreign customers.  This letter of credit will expire in November 2011.

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

We have three primary operating locations in the United States — Minnesota, Colorado and Texas — and foreign facilities in Germany and China.  In addition, we recently made a minority equity investment in an Irish company.  We use a combination of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany and China, and use a network of independent sales representatives to market and service our products and services in other foreign countries.  In recent years, over half of our revenues have come from international customers.

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

We have recently developed and introduced our OpTech™-O2 Platinum oxygen analyzer which incorporates sensor technology developed by Luxcel Biosciences Limited.  This instrument is able to measure the oxygen concentration in a food, beverage, pharmaceutical or medical device package without piercing the package.  This new technology, which went into production in the third quarter of 2009, enables manufacturers in these industries to track and trace their products during manufacture and distribution, and follow changes in oxygen levels as they occur.  Applications include looking for poor heat seals or leaks, excessive package permeation, poor gas flushing and microbial growth.  All of these issues affect product acceptance, product quality and product safety.  We believe the addressable market for products in these industries that have the functionality of our OpTech-O2 Platinum oxygen analyzer could be as high as an aggregate of $75 million over the next ten years.

In the cases of both the BevAlert and the OpTech products, MOCON is targeting the worldwide increase in concern for consumer safety in the food and beverage markets.  Our strategy is to continue to position ourselves as a leader in the consumer and industrial safety marketplace by offering unique products and services into large and growing markets.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	100.0	100.0	100.0	100.0
Cost of sales	38.9	43.5	39.0	42.7
Gross profit	61.1	56.5	61.0	57.3
Selling, general and administrative expenses	36.7	38.8	37.6	40.3
Research and development expenses	7.1	7.2	7.4	7.7
Operating income	17.3	10.5	16.0	9.3
Other income, net	3.9	1.8	3.9	1.9
Income before income taxes	21.2	12.3	19.9	11.2
Income taxes	6.4	4.3	6.0	3.9
Net income	14.8	8.0	13.9	7.3

Comparison of Financial Results for the Three- and Six-Month Periods Ended June 30, 2010 and 2009

Sales

Sales for the three-month period ended June 30, 2010 were $7,351,000, up 14% compared to $6,421,000 for the same period in 2009.  We experienced increases in sales in most of our major product groups as the global economic conditions that had negatively affected the prior year’s results showed signs of improvement.  Sales to foreign customers increased 22% over the prior year second quarter primarily due to a strong showing in Asia.  Domestic and foreign sales accounted for 40% and 60%, respectively, of our consolidated second quarter sales in 2010, and 43% and 57% of our consolidated sales, respectively, for the same period in 2009.

Sales for the six-month period ended June 30, 2010 were $14,445,000, up 15% compared to $12,593,000 for the same period in 2009.  Sales increased in all four major product groups with permeation instruments and gas analyzer equipment showing the largest improvement. On a geographical basis, sales increased 8% and 20% in our domestic and foreign markets, respectively.  Domestic and foreign sales accounted for 42% and 58%, respectively, of our consolidated sales for the first six months of 2010, and 45% and 55% for the same period in 2009.

The following table summarizes total sales by product line for the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Permeation products and services	$4,074,539	$3,619,027	$8,194,051	$7,211,652
Gas analyzers, sensors and detectors	1,442,712	1,018,239	2,768,346	2,263,511
Packaging products and services	1,256,825	1,281,644	2,317,467	2,315,528
Other instruments and services	577,195	502,426	1,164,730	802,404
	$7,351,271	$6,421,336	$14,444,594	$12,593,095

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Domestic sales	$2,909,715	$2,773,904	$6,118,634	$5,663,336
Foreign sales:
Europe	1,711,057	1,769,388	3,552,180	3,363,147
Asia	2,324,328	1,371,598	3,709,679	2,543,181
Other	406,171	506,446	1,064,101	1,023,431
Total foreign sales	4,441,556	3,647,432	8,325,960	6,929,759
	$7,351,271	$6,421,336	$14,444,594	$12,593,095

Permeation Products and Services — Sales of our permeation products and services increased 13% for the second quarter ended June 30, 2010 compared to the same period in the prior year, and accounted for 55% and 56% of our consolidated second quarter sales in 2010 and 2009, respectively.  The improvement in economic conditions in our foreign markets that we saw in the first quarter 2010 continued in the current quarter.  International sales of permeation products and services increased 29% for the second quarter 2010 compared to the same period in 2009, and accounted for 78% of the sales in this product group. This increase was partially offset by a 23% decrease in domestic sales.

Sales of our permeation products and services, which accounted for 57% of our consolidated sales during the first six months in both 2010 and 2009, increased 14% during the first six months of 2010 compared to the same period in 2009.  International sales of permeation products and services accounted for 74% of sales in this product group and increased 28% over last year.  Domestic sales of this product group decreased 15% in the first six months of 2010 compared to the same period last year.

Gas Analyzers, Sensors and Detectors — Sales of our gas analyzers, sensors and detector products and services, which accounted for 20% and 16% of our consolidated second quarter sales in 2010 and 2009, respectively, increased 42% during the second quarter 2010 compared to the same period in 2009.  Within this group, sales of our piD-TECH sensors and OEM detectors accounted for the majority of the increase.  Historically, orders for sensors and detectors have typically been large and infrequent in nature.  Sales of gas chromatographs were also higher due to increased shipments of the BevAlert product and instruments used in multipoint environmental monitoring applications.

Sales of our gas analyzers, sensors and detector products and services, which accounted for 19% and 18% of our consolidated sales during the first six months in 2010 and 2009, respectively, increased 22% during the first six months of 2010 compared to the same period in 2009.  This increase is primarily due to sales of gas chromatographs to the oil and gas exploration, industrial hygiene and environmental monitoring markets.

Packaging Products and Services — Sales of our packaging products and services, which accounted for 17% and 20% of our consolidated second quarter sales in 2010 and 2009, respectively, decreased 2% during the second quarter 2010 compared to the same period in 2009.  This group consists of headspace analyzers and leak detection instruments.  Domestic sales of these products increased 8% in the second quarter 2010 as compared to the prior period, while foreign shipments decreased 12%.

Sales of our packaging products and services, which accounted for 16% and 19% of our consolidated sales during the first six months in 2010 and 2009, respectively, were consistent during the first six months of both 2010 and 2009.  Domestic sales of these products increased 11% in the first six months of 2010 compared to the prior period, while foreign shipments decreased 13%.

Other Instruments and Services — Sales in our other instruments and services category, which accounted for 8% our consolidated second quarter sales in both 2010 and 2009, increased 15% in the second quarter 2010, compared to the same period in 2009.  This increase was primarily the result of increased demand for our gas chromatography analyzer products and services, and more specialty projects performed by our analytical testing and consulting groups, partially offset by a decline in sales of non-MOCON products by our German subsidiary.

Sales in our other instruments and services category, which accounted for 8% and 6% of our consolidated sales during the first six months in 2010 and 2009, respectively, increased 45% during the first six months of 2010, compared to the same period in 2009.  This increase was due primarily to increased demand for our gas chromatography analyzer products and services, and more specialty projects performed by our analytical testing and consulting groups.

Gross Profit

The gross profit margins for our product sales were 62.5% and 57.2% for the three-month periods ended June 30, 2010 and 2009, respectively.  This improvement was the result of a favorable sales mix and manufacturing efficiencies realized through higher production volumes.  The gross profit margins for our consulting services were 46.1% and 48.4%, respectively, for the three-month periods ended June 30, 2010 and 2009.  This decrease was due to the varying margins between consulting service projects.

For the six months ended June 30, 2010 and 2009, the gross profit margins for our products were 62.4% and 58.4%, respectively.  This improvement was the result of a favorable sales mix and manufacturing efficiencies realized through higher production volumes.  For the six months ended June 30, 2010 and 2009, the gross profit margins for our consulting services were 46.4% and 41.8%, respectively.  This increase was primarily due to the increase in sales in the first six months of 2010 which allowed for higher absorption of fixed costs in this area.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $2,701,000 in the three-month period ended June 30, 2010, compared to $2,491,000 in the same period of 2009.  The increase was primarily related to costs associated with moving our Minneapolis headquarters and operations center, and increased wages, benefits and incentive bonus compensation.

SG&A expenses were $5,434,000 in the six-month period ended June 30, 2010, compared to $5,072,000 in the same period of 2009.  As a percentage, SG&A expenses were 37.6% and 40.3% of consolidated sales in the first six months of 2010 and 2009, respectively, due to the higher sales level in 2010.  The 2010 dollar increase was primarily related to costs associated with moving our Minneapolis headquarters and operations center, increases in wages, benefits, incentive bonus compensation, and higher professional fees related to the Luxcel investment as compared to the same period in the prior year.

Research and Development Expenses

Research and development (R&D) expenses were $523,000, or 7.1% of sales in the second quarter 2010, compared to $462,000, or 7.2% of sales, in the same period of 2009.  The increase in spending in the current quarter is primarily related to the development of products for the new food safety market.  R&D expenses were $1,071,000, or 7.4% of sales in the first six months of 2010, compared to $970,000, or 7.7% of sales, in the same period of 2009.  The increase in spending in the first six months of 2010 is primarily related to projects that had been delayed in the prior year due to the slowdown in the economy, as well as new product development for food safety.  A significant portion of R&D expenditures in 2010 are expected to be devoted to the food safety market.

Our intent is to continue to spend between 6% and 8% of consolidated sales on R&D.

Other Income

Other income for the three- and six-month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income	$22,910	$103,154	$52,653	$220,916
Foreign currency exchange gain	262,959	12,611	501,492	4,593
Other	3,480	3,507	5,072	3,070
	$289,349	$119,272	$559,217	$228,579

Interest income decreased for both the second quarter and six months ended June 30, 2010, compared to the same periods in 2009, due to lower average yields on lower average interest bearing investments.  The foreign currency gains in the second quarter and six months ended June 30, 2010 were primarily the result of adjusting a euro-based intercompany loan obligation to market value at June 30, 2010.

Income Tax Expense

Our provision for income taxes was 30.0% of income before income taxes for the second quarter ended June 30, 2010, as well as for the six months then ended.  The provisions for the comparable periods in the prior year were 35.0% and 34.9%, respectively.  The decrease in the effective tax rate for both the second quarter and year to date 2010 was primarily due to the creation of foreign tax credits generated by the repatriation of funds from our German subsidiary and the increase in the allowable deduction for domestic production activity for federal income tax purposes.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2010 to be in the range of 29% to 32%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $1,092,000 in the second quarter 2010, compared to $516,000 in the second quarter 2009.  Diluted net income per share was $0.20 and $0.09 in the second quarters of 2010 and 2009, respectively.  For the six months ended June 30, 2010, net income was $2,014,000, or $0.38 per diluted share, compared to net income of $914,000, or $0.16 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital equipment and other cash requirements through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities decreased $3,208,000 during the first six months of 2010 to $11,123,000 as of June 30, 2010, compared to $14,331,000 at December 31, 2009.  The primary reason for this decrease was due to the investment of approximately $3,625,000 (€2,500,000) to acquire a minority equity ownership interest in Luxcel Biosciences Limited in Ireland.  Our working capital as of June 30, 2010 decreased $4,412,000 to $15,205,000, as compared to $19,617,000 at December 31, 2009.  We invest our excess cash in marketable securities consisting primarily of municipal bonds, certificates of deposits and U.S. treasury obligations.  We believe that a combination of our existing cash, cash equivalents and marketable securities, and an expected continuation of cash flow from operations, will continue to be adequate to fund our operations and working capital, capital expenditures, dividend payments and any authorized stock repurchases for at least the next twelve months.  We currently do not have any committed lines of credit or other credit facilities.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $2,669,000 and $307,000 in the first six months of 2010 and 2009, respectively.  The key components of the cash provided by operating activities in 2010 were the income for the period, an increase in accounts payable and decreases in inventories and prepaid income taxes, partially offset by an increase in prepaid expenses.  The increase in accounts payable is primarily due to unpaid vendor invoices associated with the recent move of our Minneapolis headquarters.

Cash Flow from Investing Activities

Cash (used in) provided by investing activities totaled ($2,056,000) and $1,360,000 in the first six months of 2010 and 2009, respectively.  The primary reason for cash used in investing activities in 2010 was the investment of approximately $3,625,000 (€2,500,000) to acquire a minority equity ownership interest in Luxcel Biosciences Limited in Ireland and capital expenditures of approximately $597,000, the majority of which relates to our move to new offices in Minnesota.  This was offset somewhat by the net proceeds from maturities of marketable securities of $2,217,000.

Cash Flow from Financing Activities

Cash used in financing activities totaled $793,000 and $2,189,000 in the first six months of 2010 and 2009, respectively.  During the first six months of 2010 and 2009, we made dividend payments to our shareholders of $960,000 and $1,006,000, respectively.  Partially offsetting the impact of the dividend payments in 2010 were the proceeds from the exercise of stock options in the amount of $163,000.

We currently are not authorized by our Board of Directors to make repurchases of our common stock.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2009 for a summary of our contractual obligations.  In addition, in March 2010, we signed a 15-year lease for a property which replaced our former Minneapolis headquarters and operations center.  The new lease commenced on June 1, 2010, and requires future minimum lease payments starting at $367,000 per year, subject to annual increases.  In May 2010, we entered into a foreign currency forward exchange contract to act as a hedge against fluctuations in a euro-denominated intercompany note.  This contract has a notional amount totaling approximately $3,089,000, bears an exchange rate of 1.2358 U.S. dollars per euro and matures in January 2011.

Off-Balance Sheet Arrangements

Except for operating leases entered into in the ordinary course of business and customary indemnification obligations under certain of our agreements entered into in the ordinary course of business, we do not have any material off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June 2009, new guidance was issued by the FASB, now codified in ASC Topic 810, which amends the consolidation guidance applicable to variable interest entities and is effective for us beginning July 1, 2010.  We do not expect the adoption of this pronouncement to have a significant impact on our consolidated financial statements.

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

Revenue recognition — We recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.  Our terms are F.O.B. shipping point with no right of return, except in rare cases, and customer acceptance of our products is not required.  The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations.  We do not have distributors who stock our equipment.  We do not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.  We record revenue net of sales tax charged to the customer.

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

Allowance for doubtful accounts and sales returns — Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers.  In the event we determine that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of June 30, 2010, we had $199,000 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories — We perform a quarterly analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence and the on-hand quantities relative to the sales history of that component.  We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of June 30, 2010, we had $343,000 accrued for excess and obsolete inventories.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of June 30, 2010, we had $188,000 accrued for future estimated warranty claims.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At June 30, 2010 and December 31, 2009, we provided a valuation allowance in the approximate amount of $320,000 against our net deferred tax assets, related primarily to the capital loss carryforward.

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

Foreign Currency Risk

Historically, in excess of 50% of our consolidated sales have been to international destinations.  Since we invoice most of these customers in U.S. dollars, we do not have significant exposure to foreign currency transaction risk relating to trade accounts receivable.  We invoice a small amount to our international customers in their local currency which exposes us to some transaction gain or loss when converting their payments into U.S. dollars.  We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss.  However, these have not resulted in material amounts in the past.  Our foreign operations expose us to foreign currency exchange risk when the euro and yuan currency results of operations are translated to U.S. dollars.  These fluctuations are recorded in our consolidated balance sheet as an adjustment to accumulated other comprehensive income or loss.  We historically have not experienced any material foreign currency transaction gains or losses, however, we realized a foreign currency transaction gain for the first six months of 2010 relating to the valuation of a euro-denominated intercompany loan which originated in the first quarter 2010.  To mitigate the effect of any currency fluctuations in the future, we have purchased a foreign currency forward contract which acts as a hedge against potential gains or losses.  Our investment in foreign subsidiaries translated into U.S. dollars is not hedged.  Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity, and would not impact our net income.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the second quarter ended June 30, 2010 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the second quarter ended June 30, 2010.

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

MOCON, INC.

Date: August 13, 2010	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2010

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