Form 10-Q
period 2010-09-30
MOCON INC
filed 2010-11-12
CIK 67279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2010

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

5,247,448 Common Shares were outstanding as of October 31, 2010.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2010

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$6,145,317	$9,393,127
Marketable securities, current	2,393,071	4,371,119
Trade accounts receivable, less allowance for doubtful accounts of $193,379 in 2010 and $162,315 in 2009	4,513,661	4,589,998
Other receivables	450,831	92,738
Inventories	4,346,418	4,265,470
Prepaid income taxes	121,850	223,648
Prepaid expenses	573,253	357,911
Deferred income taxes	411,549	411,549
Total current assets	18,955,950	23,705,560

Marketable securities, noncurrent	2,894,570	567,163
Property, plant and equipment, net of accumulated depreciation of $4,027,990 in 2010 and $4,601,480 in 2009	2,873,172	1,655,187
Goodwill	3,209,997	3,300,088
Investment in affiliated company	3,403,000	—
Technology rights and other intangibles, net	734,072	738,035
Deferred income taxes	405,597	280,548
Other assets	83,068	80,427

TOTAL ASSETS	$32,559,426	$30,327,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,898,307	$1,343,739
Compensation and related expenses	1,614,657	1,479,398
Other accrued expenses	237,726	163,640
Accrued product warranties	202,123	209,710
Dividends payable	497,565	465,302
Deferred revenue	451,788	426,277
Total current liabilities	4,902,166	4,088,066

Obligations to former employees	51,418	54,141
Accrued income taxes	213,894	202,418
Total noncurrent liabilities	265,312	256,559

Total liabilities	5,167,478	4,344,625
Commitments and contingencies (Note 13)
Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,237,524 shares in 2010 and 5,170,018 shares in 2009	523,752	517,002
Additional paid-in capital	565,342	114,021
Retained earnings	26,246,437	24,690,293
Accumulated other comprehensive income	56,417	661,067
Total stockholders’ equity	27,391,948	25,982,383

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,559,426	$30,327,008

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales:
Products	$7,070,155	$6,116,215	$20,268,190	$17,873,446
Consulting services	679,047	484,344	1,925,606	1,320,208
Total sales	7,749,202	6,600,559	22,193,796	19,193,654

Cost of sales:
Products	2,708,213	2,385,444	7,664,095	7,273,843
Consulting services	399,753	297,020	1,068,009	783,765
Total cost of sales	3,107,966	2,682,464	8,732,104	8,057,608

Gross profit	4,641,236	3,918,095	13,461,692	11,136,046

Selling, general and administrative expenses	2,567,261	2,267,755	8,001,409	7,340,218

Research and development expenses	521,108	470,330	1,591,634	1,439,961

Operating income	1,552,867	1,180,010	3,868,649	2,355,867

Other income, net	17,978	91,729	577,195	320,308

Income before income taxes	1,570,845	1,271,739	4,445,844	2,676,175

Income taxes	541,976	398,000	1,403,083	888,000

Net income	$1,028,869	$873,739	$3,042,761	$1,788,175

Net income per common share:
Basic	$0.20	$0.17	$0.59	$0.33
Diluted	$0.19	$0.16	$0.57	$0.32

Weighted average common shares outstanding:
Basic	5,205,667	5,250,543	5,194,637	5,467,507
Diluted	5,371,989	5,312,984	5,336,492	5,533,108

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,042,761	$1,788,175
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	196,852	173,050
Loss on disposition of long-term assets	4,399	8,053
Depreciation and amortization	401,822	440,284
Deferred income taxes	(125,049)	—
Excess tax benefit from employee stock plans	(8,623)	(25)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,376)	78,020
Other receivables	(357,458)	118,892
Inventories	(115,352)	344,180
Prepaid income taxes	92,525	(98,825)
Prepaid expenses	(217,398)	(25,050)
Accounts payable	274,980	(118,054)
Compensation and related expenses	147,548	(375,317)
Other accrued expenses	74,330	(25,331)
Accrued product warranties	(4,892)	(20,008)
Accrued income taxes	20,099	(25,560)
Deferred revenue	25,511	103,585
Net cash provided by operating activities	3,444,679	2,366,069

Cash flows from investing activities:
Purchases of marketable securities	(3,890,040)	(979,101)
Proceeds from maturities of marketable securities	3,540,681	5,037,304
Purchases of property, plant and equipment	(1,251,158)	(258,816)
Proceeds from sale of property and equipment	7,528	3,066
Cash paid for patent and trademark registrations	(67,569)	(106,785)
Other	(2,641)	(2,641)
Cash paid for investment in affiliated companies	(3,633,909)	—
Net cash (used in) provided by investing activities	(5,297,108)	3,693,027

Cash flows from financing activities:
Proceeds from the exercise of stock options	252,596	7,685
Purchases and retirement of common stock	—	(3,602,083)
Excess tax benefit from employee stock plans	8,623	25
Dividends paid	(1,454,354)	(1,493,473)
Net cash used in financing activities	(1,193,135)	(5,087,846)

Effect of exchange rate changes on cash and cash equivalents	(202,246)	137,388

Net (decrease) increase in cash and cash equivalents	(3,247,810)	1,108,638

Cash and cash equivalents:
Beginning of period	9,393,127	4,553,479
End of period	$6,145,317	$5,662,117

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,415,508	$971,979

Supplemental schedule of noncash investing and financing activities:
Amortization of cumulative unrealized gain on marketable securities	$—	$(2,527)
Dividends accrued	$497,565	$465,277
Purchases of fixed assets and intangibles in accounts payable	$318,946	$12,557

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at September 30, 2010, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission.

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

Note 2 — Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Finished products	$702,934	$939,385
Work-in-process	1,776,536	1,404,012
Raw materials	1,866,948	1,922,073
	$4,346,418	$4,265,470

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted shares of common stock outstanding — basic	5,205,667	5,250,543	5,194,637	5,467,507
Weighted shares of common stock assumed upon exercise of stock options	166,322	62,441	141,855	65,601
Weighted shares of common stock outstanding — diluted	5,371,989	5,312,984	5,336,492	5,533,108

For the three- and nine-month periods ended September 30, 2010, there were 130,863 and 220,513, respectively, stock options outstanding that were excluded from the above computation because they were anti-dilutive.

Note 4 — Goodwill and Intangible Assets

As of September 30, 2010 and December 31, 2009, goodwill amounted to $3,209,997 and $3,300,088, respectively.  The decrease was primarily due to foreign currency translation relating to the acquisition of Paul Lippke Handels-GmbH.  Other identifiable intangible assets (all of which are being amortized except projects in process) are as follows:

	As of September 30, 2010
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,031,954	$(404,475)	$627,479	10 to 17 years
Trademarks and trade names	487,013	(413,753)	73,260	5 to 17 years
Other intangibles	778,596	(745,263)	33,333	3 years
	$2,297,563	$(1,563,491)	$734,072

	As of December 31, 2009
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,008,032	$(402,392)	$605,640	10 to 17 years
Trademarks and trade names	477,486	(398,424)	79,062	5 to 17 years
Other intangibles	778,596	(725,263)	53,333	3 years
	$2,264,114	$(1,526,079)	$738,035

Total amortization expense for the three-month periods ended September 30, 2010 and 2009 was $23,198 and $21,588, respectively, and $71,352 and $63,285 for the nine-month periods ended September 30, 2010 and 2009.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2010 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of September 30, 2010 is as follows:

Estimated Expense
2010	$20,286
2011	$80,496
2012	$48,071
2013	$43,756
2014	$33,333
2015 and thereafter	$232,467

Note 5 — Marketable Securities

Marketable securities at September 30, 2010 consist of municipal bonds and certificates of deposits, and are classified as held-to-maturity.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no impairment during the first nine months of 2010, therefore, no adjustment to the amortized cost basis was made.  Currently, all of our marketable securities mature within two and one-half years.

The amortized cost and fair value for held-to-maturity securities by major security type at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$2,735,000	$—	$—	$2,735,000
Municipal bonds	2,552,641	4,651	(759)	2,556,533
	$5,287,641	$4,651	$(759)	$5,291,533

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$2,387,988	$12	$—	$2,388,000
Municipal bonds	2,550,294	36,031	(1,408)	2,584,917
	$4,938,282	$36,043	$(1,408)	$4,972,917

Note 6 — Comprehensive Income

Other comprehensive income pertains to foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$1,028,869	$873,739	$3,042,761	$1,788,175
Foreign currency translation adjustment	1,200,538	293,571	(604,650)	283,573
Amortization of cumulative unrealized gain on marketable securities	—	—	—	(2,527)
Comprehensive income	$2,229,407	$1,167,310	$2,438,111	$2,069,221

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

As part of our relationship with Luxcel, we purchase sensors which accompany our instruments for sale to an end user and are required to pay a royalty to Luxcel on the sale of such instruments.  In addition, Luxcel has purchased R&D consulting services from us which amounted to €59,000 (approximately $78,000) in the third quarter 2010.

Note 8 — Warranty

We provide a warranty for most of our products.  Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs.  Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions are excluded from warranty coverage.

Warranty expense is accrued at the time of sale based on historical claims experience.  Warranty reserves are also accrued for special rework campaigns for known major product modifications.  We also offer extended warranty service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the nine-month periods ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
Beginning balance	$209,710	$229,087
Warranty provisions	196,046	187,349
Warranty claims	(203,633)	(205,328)
Ending balance	$202,123	$211,108

Note 9 — Income Taxes

MOCON, Inc. or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China, Germany and the Netherlands.  With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2007.

As of December 31, 2009, the liability for gross unrecognized tax benefits was $175,000, which included potential benefits of $127,000 that, if recognized, would affect the effective tax rate.  During the nine months ended September 30, 2010, there were no significant changes to the total gross unrecognized tax benefits that would have a material effect on results of operations.  We recognize potential interest and penalties related to income tax positions, if any, as a component of provision for income taxes on the consolidated statements of income.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.

Note 10 — Stock-Based Compensation

As of September 30, 2010, we have reserved 144,487 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 824,823 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first nine months of 2010.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total cost of stock-based compensation	$65,006	$57,319	$196,852	$173,050
Amount of income tax benefit recognized in earnings	(9,630)	(2,657)	(16,974)	(8,306)
Amount charged against net income	$55,376	$54,662	$179,878	$164,744

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

A summary of the option activity for the first nine months of 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	937,250	$8.84	4.2	$881,656
Options granted	—	—	—
Options cancelled/expired	(8,900)	$8.76	—
Options exercised	(103,527)	$6.46	—
Outstanding at September 30, 2010	824,823	$9.14	3.8	$2,843,353

Exercisable at September 30, 2010	695,561	$9.06	3.5	$2,458,101

The total intrinsic value of options exercised was $377,770 and $0 during the three-month periods ended September 30, 2010 and 2009, respectively, and $514,483 and $985 during the first nine months of 2010 and 2009, respectively.

A summary of the status of our unvested option shares as of September 30, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	162,312	$2.50
Options granted	—	—
Options cancelled	(2,300)	$2.46
Options vested	(30,750)	$2.72
Unvested at September 30, 2010	129,262	$2.45

As of September 30, 2010, there was $204,390 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value of option shares vested during the three-month periods ended September 30, 2010 and 2009 was $27,880 and $20,100, respectively, and $83,640 and $60,300 during the nine-month periods ended September 30, 2010 and 2009, respectively.

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

At September 30, 2010, we had one outstanding foreign currency forward exchange contract with a notional amount totaling approximately $3,089,000.  This contract matures in January 2011 which coincides with the expected settlement of the intercompany loan.  As of September 30, 2010 the fair value of this contract resulted in a receivable of approximately $318,000, and was recorded in other income and other current receivables.  There were no outstanding foreign currency contracts as of December 31, 2009.  While the currency contract does not qualify for hedge accounting, we believe it is effective in economically hedging the currency exposure on the intercompany loan to which it relates.

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

Level 3 —	Unobservable inputs that reflect the reporting entity’s own assumptions.

Our population of financial assets and liabilities subject to fair value measurement at September 30, 2010 is as follows:

	Fair Value	Level 2
Assets:
Foreign currency forward exchange contracts	$318,000	$318,000

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

Overview

Description of Business

MOCON, Inc. designs, manufactures, markets and services products, and provides consulting services, primarily in the measurement and analytical instrument and services markets.  Our products include instruments that detect, measure and monitor gases and chemical compounds, test properties of materials, and detect bacteria in foods.

We have three primary operating locations in the United States — Minnesota, Colorado and Texas — and foreign facilities in Germany and China.  In addition, we recently made a minority equity investment in an Irish company.  We use a combination of a direct sales force and independent sales representatives to market our products and services in 79 different countries.  We also operate or co-operate testing laboratories in Mumbai, India, Shanghai, China, Koblenz, Germany, Texas and Minnesota.  In recent years, over half of our revenues have come from international customers.

Our current plans for growth include continued strong funding for research and development (approximately 6% to 8% of our revenue) to foster new product development, together with strategic acquisitions and partnerships where appropriate.  Our products are used by customers in many different markets.  A significant focus of our product development and marketing efforts in 2009 and 2010 has been in the food and beverage markets.  Our target customers in this market are primarily interested in three things: developing successful new consumer products, maintaining high quality in their products and ensuring the shelf life and safety of their products.  Our newest products help address the increased consumer emphasis on health and safety.

Market Strategy

Our BevAlert® system tests the purity of carbon dioxide used to carbonate soft drinks, beer and mineral waters around the world.  As manufacturers of these consumer beverages expand their businesses and operations, especially into developing countries, they are increasingly investing in better instrumentation to ensure the final product is free of contaminants.  Our BevAlert system is well suited to address the concerns of manufacturers of beverages, and we estimate that the addressable market for purity testing systems in the beverage industry could be as much as an aggregate of $105 million over the next ten years.  We believe this is a growth opportunity for us as our sales of the BevAlert system have been ramping up over the past two years.

We have recently developed and introduced our OpTech™-O2 Platinum oxygen analyzer which incorporates sensor technology developed by Luxcel Biosciences Limited.  This instrument is able to measure the oxygen concentration in a food, beverage, pharmaceutical or medical device package without piercing the package.  This new technology enables manufacturers in these industries to track and trace their products during manufacture and distribution, and follow changes in oxygen levels as they occur.  Applications include looking for poor heat seals or leaks, excessive package permeation, poor gas flushing and microbial growth.  All of these issues affect product acceptance, product quality and product safety.  We believe the addressable market for products in these industries that require the functionality of our OpTech-O2 Platinum oxygen analyzer could be as high as an aggregate of $75 million over the next ten years.

With the new sensor technologies and expertise we acquired with our recent investment in Luxcel Biosciences Limited, coupled with our instrumentation experience, we introduced the GreenLight™ food safety test apparatus in August, 2010.  This breakthrough technology permits, for the first time, determination of the presence or absence of bacteria in food products or ingredients in as little as one to six hours.  This is a dramatic improvement over the 48 to 72 hour tests currently being used by the food industry to perform TVC/APC (total viable counts/aerobic plate counts) testing.  Food products can now be cleared for shipment the same day they are tested, thereby lowering process times, reducing inventories, and reducing the chance of a costly recall.  There are two different models of the GreenLight currently available, with others to follow.  We believe the addressable market for instruments of this type in the food safety industry is approximately $100 million over the next ten years.

In the cases of the BevAlert, OpTech and GreenLight products, MOCON is targeting the worldwide increase in concern for consumer safety in the food and beverage markets.  Our strategy is to continue to position ourselves as a leader in the consumer and industrial safety marketplace by offering unique products and services into large and growing markets.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	100.0	100.0	100.0	100.0
Cost of sales	40.1	40.6	39.3	42.0
Gross profit	59.9	59.4	60.7	58.0
Selling, general and administrative expenses	33.1	34.4	36.1	38.2
Research and development expenses	6.8	7.1	7.2	7.5
Operating income	20.0	17.9	17.4	12.3
Other income, net	0.3	1.3	2.6	1.6
Income before income taxes	20.3	19.2	20.0	13.9
Income taxes	7.0	6.0	6.3	4.6
Net income	13.3	13.2	13.7	9.3

Comparison of Financial Results for the Three- and Nine-Month Periods Ended September 30, 2010 and 2009

Sales

Sales for the three-month period ended September 30, 2010 were $7,749,000, up 17% compared to $6,601,000 for the same period in 2009.  We experienced increases in all four of our major product groups as the global economic conditions that had negatively affected the prior year’s results showed signs of improvement.  Sales to foreign customers increased 31% over the prior year third quarter primarily due to a strong showing in Asia.  Domestic and foreign sales accounted for 41% and 59%, respectively, of our consolidated third quarter sales in 2010, and 47% and 53% of our consolidated sales, respectively, for the same period in 2009.

Sales for the nine-month period ended September 30, 2010 were $22,194,000, up 16% compared to $19,194,000 for the same period in 2009.  Sales increased in all four major product groups with permeation instruments accounting for the majority of the increase. On a geographical basis, sales increased 6% and 24% in our domestic and foreign markets, respectively.  Domestic and foreign sales accounted for 42% and 58%, respectively, of our consolidated sales for the first nine months of 2010, and 46% and 54% for the same period in 2009.

The following table summarizes total sales by product line for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Permeation products and services	$4,238,727	$3,686,452	$12,432,778	$10,898,104
Gas analyzers, sensors and detectors	1,427,702	1,278,247	4,196,048	3,541,758
Packaging products and services	1,272,434	1,132,872	3,589,901	3,448,400
Other instruments and services	810,339	502,988	1,975,069	1,305,392
	$7,749,202	$6,600,559	$22,193,796	$19,193,654

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Domestic sales	$3,198,629	$3,134,175	$9,317,263	$8,797,511
Foreign sales:
Europe	1,649,873	1,588,609	5,202,053	4,951,756
Asia	2,416,192	1,531,533	6,125,871	4,074,714
Other	484,508	346,242	1,548,609	1,369,673
Total foreign sales	4,550,573	3,466,384	12,876,533	10,396,143
	$7,749,202	$6,600,559	$22,193,796	$19,193,654

Permeation Products and Services — Sales of our permeation products and services increased 15% for the third quarter ended September 30, 2010 compared to the same period in the prior year, and accounted for 55% and 56% of our consolidated third quarter sales in 2010 and 2009, respectively.  The increase in sales came exclusively from our international markets as domestic shipments were down slightly from the prior year.  International sales of permeation products and services increased 24% for the third quarter 2010 compared to the same period in 2009, and accounted for 73% of the sales in this product group. The increase in international sales was due partially to a large order from the Chinese government for 40 instruments, 24 of which shipped in the third quarter 2010.  We anticipate that the remaining 16 instruments from this order will be shipped in the fourth quarter.

Sales of our permeation products and services, which accounted for 56% and 57% of our consolidated sales during the first nine months of 2010 and 2009, respectively, increased 14% during the first nine months of 2010 compared to the same period in 2009.  International sales of permeation products and services accounted for 74% of sales in this product group and increased 27% over last year.  Domestic sales of this product group declined 11% in the first nine months of 2010 compared to the same period last year and accounted for 26% of sales in this product group.

Gas Analyzers, Sensors and Detectors — Sales of our gas analyzers, sensors and detector products and services, which accounted for 19% of our consolidated third quarter sales in both 2010 and 2009, increased 12% during the third quarter 2010 compared to the same period in 2009.  Within this group, sales of our piD-TECH sensors for OEM applications and total hydrocarbon analyzer instruments for use primarily in the environmental monitoring area, accounted for the majority of the increase.  Sales of gas chromatographs were slightly lower in the current quarter as a result of reduced orders for the oil and gas exploration market.

Sales of our gas analyzers, sensors and detector products and services, which accounted for 19% and 18% of our consolidated sales during the first nine months in 2010 and 2009, respectively, increased 18% during the first nine months of 2010 compared to the same period in 2009.  This increase is primarily due to sales of gas chromatographs to the oil and gas exploration, industrial hygiene and environmental monitoring markets, as well as sales of the BevAlert instrument to the carbonated beverage industry.

Packaging Products and Services — Sales of our packaging products and services, which accounted for 16% and 17% of our consolidated third quarter sales in 2010 and 2009, respectively, increased 12% during the third quarter 2010 compared to the same period in 2009.  This group consists of headspace analyzers and leak detection instruments.  The growth in the current quarter came exclusively in our international markets due primarily to increased sales of headspace analyzers to customers in Asia and South America.

Sales of our packaging products and services, which accounted for 16% and 18% of our consolidated sales during the first nine months in 2010 and 2009, respectively, increased 4% during the first nine months of 2010 compared to the same period in 2009.  The growth in the current period was due primarily to increased shipments of leak detection instruments to our domestic markets.

For the current nine-month period, domestic sales increased 7% while international sales were relatively flat compared to the same period in the prior year.

Other Instruments and Services — Sales in our other instruments and services category, which accounted for 10% and 8% our consolidated third quarter sales in 2010 and 2009, respectively, increased 61% in the third quarter 2010, compared to the same period in 2009.  This increase was primarily the result of increased sales of our weighing and pharmaceutical instruments, and more specialty projects performed by our analytical testing and consulting groups.

Sales in our other instruments and services category, which accounted for 9% and 7% of our consolidated sales during the first nine months in 2010 and 2009, respectively, increased 51% during the first nine months of 2010, compared to the same period in 2009.  This increase was due primarily to increased demand for our gas chromatography analyzer products and services, more specialty projects performed by our analytical testing and consulting groups, and increased shipments of our weighing and pharmaceutical equipment.

Gross Profit

The gross profit margin for our product sales was 61.7% for the three-month period ended September 30, 2010, consistent with 61.0% for the three-month period ended September 30, 2009.  The gross profit margins for our consulting services were 41.1% and 38.7%, respectively, for the three-month periods ended September 30, 2010 and 2009.  This increase was due primarily to the higher sales volume in the current quarter which more adequately covered our fixed costs.

For the nine months ended September 30, 2010 and 2009, the gross profit margins for our products were 62.2% and 59.3%, respectively.  This improvement was the result of a favorable sales mix and manufacturing efficiencies realized through higher production volumes.  For the nine months ended

September 30, 2010 and 2009, the gross profit margins for our consulting services were 44.5% and 40.6%, respectively.  This increase was primarily due to the increase in volume in the first nine months of 2010 relative to our fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $2,567,000 in the three-month period ended September 30, 2010, compared to $2,268,000 in the same period of 2009.  The increase was primarily related to higher compensation expense as a result of increased headcount and higher incentive compensation, as well as increased sales commissions, travel and marketing expenses.

SG&A expenses were $8,001,000 in the nine-month period ended September 30, 2010, compared to $7,340,000 in the same period of 2009.  As a percentage, SG&A expenses were 36.1% and 38.2% of consolidated sales in the first nine months of 2010 and 2009, respectively, due to the higher sales level in 2010.  The 2010 dollar increase was primarily related to costs associated with moving our Minneapolis headquarters and operations center, increases in wages, benefits, incentive compensation, and higher professional fees related to the Luxcel investment as compared to the same period in the prior year.

Research and Development Expenses

Research and development (R&D) expenses were $521,000, or 6.8% of sales in the third quarter 2010, compared to $470,000, or 7.1% of sales, in the same period of 2009.  The current period expense of $521,000 is net of approximately $78,000 received from Luxcel for consulting services.  The increase in spending in the current quarter is primarily related to the development of products for the new food safety market.

R&D expenses were $1,592,000, or 7.2% of sales in the first nine months of 2010, compared to $1,440,000, or 7.5% of sales, in the same period of 2009.  The increase in spending in the first nine months of 2010 reflects our practice of increasing R&D spending as our revenues increase, as our intent is to continue to spend between 6% and 8% of consolidated sales on R&D.

Other Income

Other income for the three- and nine-month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$15,973	$92,251	$68,626	$313,167
Foreign currency exchange gain (loss)	3,225	(102)	504,717	4,491
Other	(1,220)	(420)	3,852	2,650
	$17,978	$91,729	$577,195	$320,308

Interest income decreased for both the third quarter and nine months ended September 30, 2010, compared to the same periods in 2009, due to lower average yields on lower average interest bearing investments.  The foreign currency gain in the nine months ended September 30, 2010 was primarily the result of adjusting a euro-based intercompany loan obligation to market value.

Income Tax Expense

Our provision for income taxes was 34.5% and 31.3% of income before income taxes for the third quarters ended September 30, 2010 and 2009, respectively.  The higher rate in the current quarter was the result of an adjustment to our available foreign tax credits due to a foreign currency fluctuation as well as a larger percentage of income attributable to a higher tax jurisdiction.

Our provision for income taxes was 31.6% and 33.2% of income before income taxes for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in the effective tax rate for the current period was primarily due to foreign tax credits generated by the repatriation of funds from our German subsidiary and the increase in the allowable deduction for domestic production activity for federal income tax purposes.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2010 to be in the range of 29% to 32%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $1,029,000 in the third quarter 2010, compared to $874,000 in the third quarter 2009.  Diluted net income per share was $0.19 and $0.16 in the third quarters of 2010 and 2009, respectively.  For the nine months ended September 30, 2010, net income was $3,043,000, or $0.57 per diluted share, compared to net income of $1,788,000, or $0.32 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital equipment and other cash requirements through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities decreased $2,898,000 during the first nine months of 2010 to $11,433,000 as of September 30, 2010, compared to $14,331,000 at December 31, 2009.  The primary reason for this decrease was due to the investment of approximately $3,625,000 (€2,500,000) to acquire a minority equity ownership interest in Luxcel Biosciences Limited in Ireland.  Our working capital as of September 30, 2010 decreased $5,563,000 to $14,054,000 as compared to $19,617,000 at December 31, 2009.  This decrease was primarily the result of the investment in Luxcel Biosciences, having a larger portion of our marketable securities classified as long-term, as well as the timing of certain large vendor obligations included in accounts payable at September 30, 2010.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $3,445,000 and $2,366,000 in the first nine months of 2010 and 2009, respectively.  The key components of the cash provided by operating activities in 2010 were the income for the period, and an increase in accounts payable and accrued compensation and related expenses, partially offset by an increase in other receivables, prepaid expenses and inventories.  The increase in accounts payable is primarily due to the timing of certain vendor invoices associated with the recent move of our Minneapolis headquarters.

Cash Flow from Investing Activities

Cash (used in) provided by investing activities totaled ($5,297,000) and $3,693,000 in the first nine months of 2010 and 2009, respectively.  The primary reason for cash used in investing activities in 2010 was the investment of approximately $3,625,000 (€2,500,000) to acquire a minority equity ownership interest in Luxcel Biosciences Limited in Ireland and capital expenditures of approximately $1,251,000, the majority of which relates to our move to new offices in Minnesota.

Cash Flow from Financing Activities

Cash used in financing activities totaled $1,193,000 and $5,088,000 in the first nine months of 2010 and 2009, respectively.  During the first nine months of 2010 and 2009, we made dividend payments to our shareholders of $1,454,000 and $1,493,000, respectively.  Partially offsetting the impact of the dividend payments in 2010 were the proceeds from the exercise of stock options in the amount of $253,000.

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

Recently Issued Accounting Pronouncements

In June 2009, new guidance was issued by the FASB, now codified in ASC Topic 810, which amends the consolidation guidance applicable to variable interest entities and was effective for us beginning July 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In the event we determine that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of September 30, 2010, we had $193,000 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories — We perform a quarterly analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence and the on-hand quantities relative to the sales history of that component.  We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of September 30, 2010, we had $358,000 accrued for excess and obsolete inventories.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of September 30, 2010, we had $202,000 accrued for future estimated warranty claims.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At September 30, 2010 and December 31, 2009, we provided a valuation allowance in the approximate amount of $320,000 against our net deferred tax assets, related primarily to the capital loss carryforward.

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

Foreign Currency Risk

Historically, in excess of 50% of our consolidated sales have been to international destinations.  Since we invoice most of these customers in U.S. dollars, we do not have significant exposure to foreign currency transaction risk relating to trade accounts receivable.  We invoice a small amount to our international customers in their local currency which exposes us to some transaction gain or loss when converting their payments into U.S. dollars.  We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss.  However, these have not resulted in material amounts in the past.  Our foreign operations expose us to foreign currency exchange risk when the euro and yuan currency results of operations are translated to U.S. dollars.  These fluctuations are recorded in our consolidated balance sheet as an adjustment to accumulated other comprehensive income or loss.  We historically have not experienced any material foreign currency transaction gains or losses, however, we realized a foreign currency transaction gain for the first nine months of 2010 relating to the valuation of a euro-denominated intercompany loan which originated in the first quarter 2010.  To mitigate the effect of any currency fluctuations in the future, we have purchased a foreign currency forward contract which acts as a hedge against potential gains or losses.  Our investment in foreign subsidiaries translated into U.S. dollars is not hedged.  Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity, and would not impact our net income.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the third quarter ended September 30, 2010 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 26,198 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the third quarter ended September 30, 2010.

Item 6.              Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: November 12, 2010	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

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