Form 10-K
period 2010-12-31
MOCON INC
filed 2011-03-30
CIK 67279

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                               .

Commission File No.: 000-09273

MOCON, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0903312 (I.R.S. Employer Identification No.)
7500 Mendelssohn Avenue North Minneapolis, Minnesota (Address of principal executive offices)	55428 (Zip Code)

Registrant's telephone number, including area code: (763) 493-6370

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

The aggregate market value of the registrant's common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2010 (the last business day of the registrant's second quarter) as reported by the Nasdaq Global Market System, was $51,638,187.

As of March 28, 2011, 5,277,481 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2011 Annual Meeting of Shareholders to be held May 26, 2011.

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

ITEM 1.    BUSINESS

        MOCON, Inc. designs, manufactures, markets and services products, and provides consulting services, primarily in the test and measurement, analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and other chemical compounds.

        Our gas and vapor permeation instruments were first used in the food packaging industry, starting in the 1970's, to measure small amounts of moisture which adversely affects dry cereal and other food packaging. Today our core business, the detection, measurement and analysis of vapors and gases, serves industries far beyond food packaging. Our products serve niche markets from foods, beverages, pharmaceuticals and consumer products, to oil and gas exploration, industrial safety and homeland security. For example, our newest analyzers measure the parameters necessary to predict the safe shelf life of packaged foods. This effort, together with others, has allowed us to enter the food and beverage safety markets worldwide.

        Our principal business strategy is to employ our product development and technological capabilities, manufacturing processes and sales and marketing skills in niches where we can successfully penetrate the market and become a leader in the segment. Our management team continually emphasizes product innovation, product performance, quality improvements, cost reductions and other value-adding activities. We seek growth opportunities through technological and product improvement, by acquiring and developing new products, and by acquiring new companies or product lines.

        MOCON, Inc. was incorporated as a Minnesota corporation in February 1966, and was initially involved in the commercialization of technology developed for the measurement of water vapor permeating through various materials. Today, the key drivers in the industries we serve are food and beverage product safety and quality, improving workplace safety, supplying equipment for oil and gas exploration, and analyzing the quality of air both indoors and outdoors.

        Historically, a significant portion of our sales has come from international customers. In recognition of the importance of our international customers, we maintain a physical presence in Europe through our wholly-owned subsidiary, Paul Lippke Handels-GmbH, located in Neuwied, Germany, and in Asia through a sales office in Shanghai, China.

        Our current plans for growth include continued substantial funding for research and development to foster new product development and to pursue strategic acquisitions and investments where appropriate.

        Our principal executive offices and worldwide headquarters are located at 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428, and our telephone number is (763) 493-6370. Our website address is www.mocon.com. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

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

Products and Services

        We develop, manufacture, market and service measurement, analytical and monitoring products used to detect, measure and analyze gases and other chemical compounds, as well as provide related consulting services. Please see our consolidated financial statements beginning on page F-1 for financial information concerning our business, including our sales, net income and net assets. Our sales are grouped into four major categories as discussed below.

Permeation Products and Services

        Our permeation products consist of systems and services that measure the rate at which various gases and vapors transmit through a variety of materials. These products perform measurements under precise temperature, pressure and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials, including manufacturers of papers, plastic films, coatings and containers and the users of such packaging materials, such as companies in the food, beverage, pharmaceutical and consumer product industries.

        We also provide certain laboratory testing services to companies that have a need for permeation data. These services consist primarily of testing film and package permeation for companies that:

  •
  wish to outsource their testing needs to us;

  •
  are interested in evaluating our instrumentation prior to purchase; or

  •
  have purchased our products but have a need for additional capacity.

        Our permeation products and services accounted for approximately 57%, 57% and 53% of our consolidated sales in 2010, 2009 and 2008, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to research and development departments, as well as production and quality assurance groups.

Gas Analyzer Instruments, Sensors and Detectors

        Our Baseline-MOCON, Inc. subsidiary located near Boulder, Colorado offers advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and homeland security.

        We manufacture and sell two types of gas analyzer instruments: gas chromatographs (GCs) and total hydrocarbon analyzers. These instruments are typically installed in fixed locations at the monitoring sites and generally perform their functions of detecting and measuring various hydrocarbons continually or at regular intervals. We also sell gas sensors and detectors which are sold to original equipment manufacturers (OEMs) of mobile equipment.

        Our gas analyzer instruments, sensors and detectors are for use in industrial hygiene (detection of hazardous gases in the workplace), hydrocarbon gas analysis for oil and gas exploration, contaminant detection in the manufacture of specialty gases, and environmental monitoring (tracking the release, or the presence, of toxic substances). These substances can include the intentional release of toxic gases by terrorists which would be a homeland security application. Our newest GC offering measures trace levels of contaminants in beverage grade carbon dioxide which is used to carbonate soft drinks, beer and water.

        Our gas analyzer instruments, sensors and detectors accounted for approximately 18%, 18% and 23% of our consolidated sales in 2010, 2009 and 2008, respectively. We market some of these products under the names BEVALERT®, PETROALERT®, and piD-TECH®.

Packaging Products and Services

        We manufacture and sell two primary products in this group—headspace analyzers and leak detection equipment. Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing in modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. Our headspace analyzer products include the PAC CHECK® series of off-line headspace analyzers and the GSA™ series of on-line gas stream analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.

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

        Our packaging products and services group accounted for 16%, 18% and 16% of our consolidated sales in 2010, 2009 and 2008, respectively. We market these products under the names PAC CHECK®, LIPPKE®, SKYE® and PAC GUARD®.

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

  Gas Chromatography Analyzer Products and Services

        We sell various gas chromatographic (GC) instruments and provide services with an emphasis on multidimensional gas chromatography through our Microanalytics Instrumentation Corp. (Microanalytics) subsidiary, which is located near Austin, Texas. A variety of GC specific applications have been developed by Microanalytics, ranging from petroleum and petrochemical purity assay to aroma and off-odor analysis for the food, beverage, packaging and other industries. We integrate GCs and components that we purchase from third parties to form multidimensional GC analyzer systems. These GC analyzers represent state-of-the-art technology in gas chromatographic separations and are used in identifying compounds causing off-odors in various products, in identifying critical aroma compounds, and in high purity analysis of single component matrixes. Our GC analyzer products include the AROMATRAX® systems for odor and aroma analysis and profiling. The principal markets for our GC analyzer products consist of food, beverage, petroleum, chemical and petrochemical manufacturers.

  Weighing and Pharmaceutical Products and Services

        Our weighing products automatically determine the weight of pharmaceutical capsules and tablets and reject those that are out of acceptable limits. Our VERICAP™ high-speed capsule weighing system runs at rates up to 2,000 capsules per minute and can be integrated into a capsule production line in pharmaceutical factories. Our AB™ automatic balance weighing systems are designed for off-line use for both tablets and capsules, and we market these products primarily to the pharmaceutical industry. In addition, we sell tablet inspection systems and blister packaging-related equipment through our Lippke subsidiary, which also sells products of other manufacturers.

        Our other instruments and services groups accounted for an aggregate of approximately 9%, 7% and 8% of our consolidated sales in each of the years 2010, 2009 and 2008.

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

Patents, Trademarks and Other Intellectual Property Rights

        We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 39 U.S. patents and 36 foreign patents which will expire during the period from 2011 through 2027, and have another 43 patents pending. We do not believe that the expiration of our patents on their scheduled expiration dates will have a material adverse effect on our business.

        We own or have applied for certain trademarks which protect and identify our products. Our trademarks and service marks include the following registered marks: MOCON®, AQUATRACE®, AQUATRAN®, AROMATRAN®, AROMATRAX®, BASELINE®, BEVALERT®, CALCARD®, CAL-SMART®, COULOX®, FLO SMART®, HERSCH®, LIPPKE®, LIQUI-BLOK®, MICROANALYTICS®, OPTECH®, OX-TRAN®, PAC CHECK®, PAC GUARD®, PERMATRAN-C®, PERMATRAN-W®, PETROALERT®, piD-TECH®, QUICK START® and SKYE®. Our trademarks and service marks have a life of 5 to 20 years, and are subject to periodic maintenance which may be extended in accordance with applicable law.

Marketing and Customers; Distribution Methods

        We market our products and services throughout the United States and in over 60 foreign markets. We use a direct sales force of approximately 20 employees and approximately 15 independent sales representatives to market and sell our products and services to end users in the United States, Canada, Germany and China, and use a network of approximately 50 independent sales representatives to market, service and sell our products and services in other foreign countries. To our knowledge, none of our independent sales representatives sell a material amount of product manufactured by any of our competitors.

        For information concerning our export sales by geographic area, see Note 13 of the notes to consolidated financial statements. We market products and services to research laboratories, production departments and quality control groups in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas and other industries. One independent representative accounted for approximately 10% of our consolidated sales in 2010, and another independent representative accounted for 6% in each of the years 2009 and 2008. We do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance.

Backlog

        As of December 31, 2010, our total backlog was $6,055,065 for all of our products as compared to $2,440,794 and $2,157,132 as of December 31, 2009 and 2008, respectively. The significant increase in backlog at the end of 2010 was due primarily to an unprecedented order volume received in the last quarter of our fiscal year. We anticipate shipping the majority of the current backlog in 2011.

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

        We incurred expenses of $2,135,365, $1,847,993 and $1,950,754 during the fiscal years ended December 31, 2010, 2009 and 2008, respectively, for research and development (R&D) of our products. These amounts were approximately 7% of our consolidated sales for each of those three fiscal years. On an annual basis, we currently intend to spend approximately 6% to 8% of our consolidated sales on R&D in the future.

Working Capital Practices

        We strive to maintain a level of inventory that is appropriate given our projected sales. Our standard domestic payment terms are net 30 days and our international payment terms vary but generally range between 30 and 90 days. International sales are, in some cases, transacted pursuant to letters of credit.

Seasonality

        Our business is not seasonal in nature.

Employees

        As of December 31, 2010, we had approximately 135 full-time employees. Included in this total are approximately 20 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

Executive Officers of the Registrant

        Our executive officers, their ages and their offices held, as of March 28, 2011, are as follows:

Name	Age	Title
Robert L. Demorest	65	Chairman of the Board, President and Chief Executive Officer, MOCON, Inc.
Daniel W. Mayer	60	Executive Vice President, MOCON, Inc.
Darrell B. Lee	62	Vice President, Chief Financial Officer, Treasurer and Secretary, MOCON, Inc.
Douglas J. Lindemann	53	Vice President and General Manager, MOCON, Inc.
Robert E. Forsberg	55	President, Baseline-MOCON, Inc.

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

         If economic conditions decline, companies may reduce their capital spending which could adversely affect our business, operating results and financial condition.

        Global economic conditions rebounded in 2010, which we believe contributed to an increase in sales over 2009, however, some economists have predicted there will be a "double dip" recession. If that is to occur, our customers may decrease their capital expenditures. Our customers include pharmaceutical, food, medical and chemical companies, laboratories, government agencies and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. Decreases in capital spending by any of these customer groups could have a material adverse effect on our sales, business and results of operations.

        Further, if there was to be a double dip recession, our customers' and independent representatives' ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. If investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could decrease.

         Some of the markets in which we operate have experienced minimal growth in recent years, and our ability to increase our sales will depend in part on our ability to develop new products, develop new applications for our existing products or acquire complementary businesses and product lines.

        We have identified a number of strategies that we believe will allow us to grow our business and increase our sales in markets experiencing minimal growth, including developing new products and technologies, entering new markets such as food safety, capitalizing on our relationship with Luxcel Biosciences Limited, developing new applications for our technologies, acquiring complementary businesses and product lines, and strengthening our sales force. However, we can make no assurance that we will be able to successfully implement these strategies, or that these strategies will result in the growth of our business or an increase in our sales.

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

         If future operating results of Luxcel Biosciences Limited (Luxcel) do not meet our expectations, there is the possibility that our investment in this affiliated company could be deemed to be impaired, and thus a potential write-down may be warranted.

        In January 2010, we acquired a minority equity interest in Luxcel for €2,500,000 (approximately $3,625,000). This investment is carried on our balance sheet at historical cost, adjusted only for currency fluctuations. We periodically assess this equity investment for impairment. If there are events or changes in circumstances that might adversely affect the value of this investment, we must assess whether the amount of this investment reflected on the balance sheet exceeds its fair value. Any write-down will reduce our reported net income and could possibly have a negative effect on our stock price.

         If we acquire businesses in the future, we could experience a decrease in our profit margins, a decrease in our net income, and other adverse consequences.

        We continue to explore and consider strategic investments and acquisitions. If we do complete an acquisition, the business or businesses that we acquire may be marginally profitable or unprofitable, and may require us to improve the operations and market penetration of such companies in order to achieve the level of profitability that we desire.

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

  •
  reallocation of amounts of capital from operating initiatives and/or the incurrence of indebtedness to pay the acquisition purchase prices, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy; and

  •
  inaccurate assessment of undisclosed, contingent or other liabilities or problems.

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

        Sales outside the United States accounted for approximately 56% of our sales in each of the three years 2010, 2009, and 2008. We expect that foreign sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks including, among others:

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

         The recent events in Japan could negatively impact our sales.

        Approximately 6% of our consolidated sales in 2010 were to customers located in Japan. To date, the recent earthquake and tsunami that occurred in Japan, and the problems with the nuclear plants in Japan that followed these disasters, have not impacted our sales or impeded our ability to secure inventory. However, if the situation in Japan were to deteriorate, our sales to customers in those countries could be negatively impacted which would reduce our revenues and net income.

         Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

        Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers and purchases from suppliers denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign exchange rates. Because our products are manufactured or sourced primarily from the United States, a stronger U.S. dollar generally has a negative impact on results from operations outside the United States while a weaker dollar generally has a positive effect. Our primary exchange rate exposure is with the euro. We generally do not use hedging activities to minimize the volatility associated with foreign currency exchange rate changes. If we do use such activities in the future, they also involve some risk.

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

         We rely on our management information systems for inventory management, distribution, accounting, and other functions. If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and results of operations could be adversely affected.

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

        The market price of our common stock has been volatile in the past, ranging from a high sales price of $13.85 and a low sales price of $9.00 during 2010, and several factors could cause the price to fluctuate substantially in the future. These factors include:

  •
  announcements of new products by us or our competitors;

  •
  quarterly fluctuations in our financial results;

  •
  merger and acquisition activity in our industry segment;

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

         We have spent significant resources to develop new products in the food and beverage safety and packaging industries, and we have thus far only realized minimal revenues from these products.

        Over the past two years we began to market our newest BevAlert system and OpTech-O2 Platinum analyzer. We believe that there are significant addressable markets for both of these products and while we believe both of these products are superior in many respects to other similar products being sold by our competitors, each one is new to the marketplace and may not gain the market acceptance necessary to allow us to capitalize on what we believe will be an increasing demand in the food and beverage industries for safety testing and monitoring products. While we have realized increasing sales of our BevAlert system and modest sales to date of our OpTech-O2 Platinum analyzer, there can be no assurance that sales of these products will continue. In August 2010, we introduced the GreenLight™ food safety test instrument which determines the presence or absence of bacteria in food products or ingredients. While we believe this product represents a dramatic improvement over existing technology being used in the food industry, we have not realized any revenues to date.

        If we are not able to successfully market these products, we will not recover the significant research and development and other expenses we have incurred to bring these products to market.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease an aggregate of 74,175 square feet of office, engineering, laboratory and production space in Minnesota, Texas, Germany and China. We believe that all of our facilities are generally adequate for their present operations and that suitable space is readily available if any of our leases are not extended.

        In March 2010, we signed a 15-year lease for a property which replaced our former Minneapolis headquarters and operations center. The new lease commenced July 1, 2010 and is for a location consisting of approximately 60,000 square feet of space, also in Minneapolis, Minnesota. This space is leased until October 2025.

        Microanalytics' operations occupy approximately 5,100 square feet of space in the metropolitan area of Austin, Texas. This space is leased until February 2012.

        Lippke's operations are located in Neuwied, Germany, and occupy approximately 8,075 square feet. This space is leased until July 2018.

        The MOCON (Shanghai) Trading Co., Ltd. operations are located in Shanghai, China, and occupy approximately 1,000 square feet. This space is leased until December 2011.

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

	2010			2009
Fiscal Period	High	Low	Dividend	High	Low	Dividend
1st Quarter	$11.10	$9.00	$0.095	$9.25	$6.74	$0.09
2nd Quarter	12.60	10.00	0.095	10.04	8.10	0.09
3rd Quarter	12.90	10.02	0.095	9.00	7.95	0.09
4th Quarter	13.85	11.85	0.095	9.81	7.46	0.09

        We have paid quarterly cash dividends without interruption or decline since 1988. Cash dividends paid in 2010, 2009 and 2008 totaled $1,952,872, $1,958,750 and $1,835,707, respectively. Our Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on our common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board.

        For information concerning securities authorized for issuance under equity compensation plans, please see Part III—Item 12.

Holders

        As of March 28, 2011, there were 251 holders of record and approximately 3,500 beneficial holders of our common stock.

Issuer Repurchases of Equity Securities

        Other than the withholding of 1,444 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, and 1,782 shares of our common stock retired in connection with a stock-for-stock option exercise, we did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2010. We currently are not authorized by our Board of Directors to make repurchases of our common stock.

Recent Sales of Unregistered Securities

        During the fourth quarter and year ended December 31, 2010, we did not issue or sell any shares of our common stock or other equity securities of MOCON without registration under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$31,549	$26,638	$29,696	$27,397	$26,290
Net income	4,518	2,910	4,059	3,805	3,911
Net income per common share:
Basic	0.87	0.54	0.73	0.69	0.72
Diluted	0.84	0.53	0.72	0.67	0.71
Cash dividends declared per share	0.38	0.36	0.34	0.315	0.30

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Current assets	$19,399	$23,706	$22,357	$21,306	$21,023
Total assets	34,339	30,327	32,953	29,673	26,877
Current liabilities	5,632	4,088	4,464	3,949	4,817
Noncurrent liabilities	298	257	271	339	100
Stockholders' equity	28,409	25,982	28,218	25,385	21,960

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

        Historically, a significant portion of our sales has come from international customers. In recognition of the importance of our international customers, we maintain a physical presence in Europe through our wholly-owned subsidiary located in Neuwied, Germany, and in Asia through a sales office in Shanghai, China.

        Our current plans for growth include substantial funding for research and development to foster new product development together with strategic acquisitions where appropriate.

Significant Transactions and Financial Trends

        Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce our earnings, and materially affect our financial results and financial position. In 2010, we experienced a significant increase in sales and net income as global economic conditions improved. We believe that this increase was primarily due to pent-up demand, a large order from the Chinese government and the extension of Federal tax incentives for domestic purchases of capital equipment. In 2009, our sales and net income were negatively impacted by the depressed worldwide economic conditions, as compared to 2008 results.

        Our international sales have historically accounted for a significant portion of our revenues, and we expect our international sales, as a percentage of total sales, to continue at the current rate for the foreseeable future.

        Our research and development costs were approximately 7% of our consolidated sales for the years 2010, 2009 and 2008. On an annual basis, we intend to spend approximately 6% to 8% of our sales on research and development in the future.

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

Revenue Recognition

        We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Our terms are FOB shipping point with no right of return, except in rare cases, and customer acceptance of our products is not required. The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. We do not have distributors who stock our equipment. We do not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

        Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts.

        In the first quarter 2010, we adopted ASC Topic 605 related to recognizing revenue from shipments with multiple element arrangements. We consider each deliverable that provides value to the customer on a standalone basis a separable element. Separable elements in these arrangements are generally limited to training provided to customers. We initially allocate consideration to each separable element using the relative selling price method. Where the relative selling price is not readily determinable, revenue will be allocated using an estimated selling price. Revenue from arrangements for services such as maintenance, repair, consulting and technical support are recognized either as the service is performed or ratably over a defined contractual period for service maintenance contracts. Our sales arrangements typically do not include specific performance-, cancellation-, termination-, or refund-type provisions. The adoption of this revenue recognition guidance for multiple element arrangements did not have a material impact on our consolidated financial statements.

Allowance for Doubtful Accounts and Sales Returns

        Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns. The reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions. We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2010 and 2009, we had $183,291 and $162,315, respectively, reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for Excess and Obsolete Inventories

        We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence, and the on-hand quantities relative to the sales history of that component. We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise. As of December 31, 2010 and 2009, we had $320,195 and $301,240, respectively, accrued for excess and obsolete inventories.

Recoverability of Long-Lived Assets

        We assess the recoverability of intangibles and other long-lived assets periodically whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges. We did not record any long-lived asset impairment charges in 2010 or 2009.

Goodwill

        We assess the recoverability of goodwill on our annual measurement date or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. Goodwill is considered to be impaired if it is determined that the carrying amount of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires us to make judgments regarding the fair value of the net assets of our reporting units and the allocation of the carrying amount of shared assets to the reporting units. Our annual assessment included comparison of the carrying amount of the net assets of a reporting unit, including goodwill, to the fair value of the reporting unit. A significant change in our market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. We did not record any goodwill impairment as the fair values of our reporting units substantially exceeded their carrying values.

Accrued Product Warranties

        Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Additional warranty reserves are also accrued for major rework campaigns. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors. As of December 31, 2010 and 2009, we had $217,819 and $209,710, respectively, accrued for future estimated warranty claims.

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

        Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. At December 31, 2010 and 2009, we provided a valuation allowance in the amounts of $318,000 and $320,000, respectively, against our net deferred tax assets, related to a long-term capital loss carryforward.

        ASC 740 requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Under ASC 740, once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amount of $248,000 and $202,000 in 2010 and 2009, respectively, for estimated exposures associated with uncertain tax positions. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

Results of Operations

        The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for fiscal years ended December 31, 2010, 2009 and 2008. Our historical financial data were derived from our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Percent of Sales
	2010	2009	2008
Sales	100.0	100.0	100.0
Cost of sales	39.3	41.6	40.8

Gross profit	60.7	58.4	59.2
Selling, general and administrative expenses	35.4	37.0	34.2
Research and development expenses	6.8	6.9	6.6

Operating income	18.5	14.5	18.4
Other income, net	2.0	1.4	2.0

Income before income taxes	20.5	15.9	20.4
Income taxes	6.2	5.0	6.7

Net income	14.3	10.9	13.7

        The following table summarizes total sales by product line for 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Permeation products and services	$18,077,953	$15,126,259	$15,850,027
Gas analyzers, sensors and detectors	5,738,948	4,933,256	6,678,982
Packaging products and services	5,062,414	4,701,279	4,822,009
Other instruments and services	2,669,314	1,877,304	2,344,688

Total sales	$31,548,629	$26,638,098	$29,695,706

        The following table sets forth the relationship between various components of domestic and foreign sales for 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Domestic sales	$13,806,660	$11,790,911	$12,960,723
Foreign sales:
Europe	7,148,879	6,591,749	7,836,335
Asia	8,482,788	5,996,005	6,144,822
Other	2,110,302	2,259,433	2,753,826

Total foreign sales	17,741,969	14,847,187	16,734,983

Total sales	$31,548,629	$26,638,098	$29,695,706

Sales

  Fiscal 2010 vs. Fiscal 2009

        Sales for 2010 were $31,549,000, an increase of 18% compared to $26,638,000 for 2009. We experienced increased sales in all of our major product lines in 2010 as compared to 2009. These increases, we believe, were due primarily to global pent-up demand from a soft 2009 as well as the extension of Federal tax incentives for domestic purchases of capital equipment. Sales of permeation instruments accounted for a significant portion of the dollar increase due primarily to strong demand in the Asian markets. Our consolidated domestic sales, which accounted for 44% of total sales in both 2010 and 2009, increased 17% in 2010. Our consolidated foreign sales, which accounted for 56% of total sales in both 2010 and 2009, increased 20% in 2010 over 2009. The impact of any price increases was not significant in 2010.

  Permeation Products and Services

        Sales of our permeation products and services, which accounted for 57% of our consolidated sales in both 2010 and 2009, increased $2,952,000, or 20% in 2010 compared to 2009. This increase in permeation sales came primarily in our foreign markets, and reflected increasing sales of the AQUATRAN, as well as strong sales of the OX-TRAN and PERMATRAN-W instruments. One large order from the Chinese government supplied OX-TRAN and PERMATRAN-W instruments to numerous research laboratories throughout the country. In total, foreign sales of permeation equipment and services increased 22%, while domestic sales showed a 15% increase. We believe the domestic increase was due to pent-up demand from a soft 2009 as well as the extension of Federal tax incentives for purchases of capital equipment.

  Gas Analyzers, Sensors and Detectors

        Sales of our gas analyzers, sensors and detector products, which accounted for 18% of our consolidated sales in both 2010 and 2009, increased $806,000, or 16% in 2010 compared to 2009. This increase was due primarily to higher sales of sensors and detectors to the OEM portable sensor market. In addition, we experienced increased shipments of gas chromatograph and hydrocarbon analyzer instruments for environmental monitoring and industrial hygiene applications. We continue to experience increased market acceptance of our BevAlert instrument which is used in the carbonated beverage industry for measuring purity of carbon dioxide.

  Packaging Products

        Sales of our packaging products (headspace analyzers and leak detectors), which accounted for 16% and 18% of our consolidated sales in 2010 and 2009, respectively, increased $361,000, or 8% in 2010 compared to 2009. We have experienced growth both domestically and internationally, as we have continued to focus on strengthening our offerings in the MAP (modified atmospheric packaging) area. We see potential growth in MAP as our food manufacturing customers continue to evaluate ways to safely extend the shelf life of their perishable products.

  Other Instruments and Services

        Sales of our other instruments and services group, which accounted for 9% and 7% of our consolidated sales in 2010 and 2009, respectively, increased $792,000, or 42% in 2010 compared to 2009. This group consists of our weighing and pharmaceutical products, our consulting and testing services, our contract manufacturing and non-MOCON products sold by our German subsidiary. The increase in 2010 compared to 2009 was due primarily to an increase in our consulting and testing services. We continue to see growth in this area as we increase our offerings and services.

  Fiscal 2009 vs. Fiscal 2008

        Sales for 2009 were $26,638,000, a decrease of 10% compared to $29,696,000 for 2008. We believed the global economic slowdown caused some of our potential customers to either defer their capital expenditures or purchase less expensive models. The decrease in sales was primarily the result of lower gas analyzer instrument sales to the oil and gas exploration and environmental monitoring markets. In addition, sales of our permeation equipment declined in 2009 as demand in our foreign markets slowed after our strong marketing emphasis in 2008 of a new low cost product. Our consolidated domestic sales, which accounted for 44% of total sales in both 2009 and 2008, decreased 9% in 2009. Our consolidated foreign sales, which accounted for 56% of total sales in both 2009 and 2008, decreased 11% in 2009. The impact of any price increases was not significant in 2009.

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

  Packaging Products

        Sales of our packaging products (headspace analyzers and leak detectors), which accounted for 18% and 16% of our consolidated sales in 2009 and 2008, respectively, decreased $121,000, or 3% in 2009 compared to 2008. The decrease was due primarily to a shift in demand from the more expensive bench-top headspace analyzers to the less expensive portable handheld units. The PAC CHECK series of analyzers continued to gain acceptance in both our domestic and foreign markets. Sales of the Lippke 4000 and 4500 series leak detection instruments also continue to do well. A major focus in 2009 was on strengthening our offerings in the MAP (modified atmospheric packaging) area, where we saw potential growth as our food manufacturing customers continue to evaluate ways to safely extend the shelf life of their perishable products.

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

Gross Profit

  Fiscal 2010 vs. Fiscal 2009

        Our overall gross profit percentages were 60.7% and 58.4% during 2010 and 2009, respectively. In the products area, a 2.3 percentage point margin increase was attributable to a favorable sales mix and improved cost of sales of our gas analyzer instruments and sensors. In the consulting area, a 5.9 percentage point margin increase was primarily the result of significantly higher volume over which to spread the fixed costs.

  Fiscal 2009 vs. Fiscal 2008

        Our gross profit percentages were 58.4% and 59.2% during 2009 and 2008, respectively. The slight decrease in gross profit percentage resulted primarily from lower production volume in our gas analyzer instrument area over which to allocate fixed manufacturing costs.

Selling, General and Administrative Expenses

  Fiscal 2010 vs. Fiscal 2009

        Selling, general and administrative expenses were $11,195,000 and $9,858,000, or 35.4% and 37.0% of sales in 2010 and 2009, respectively. The increase of $1,337,000 was due primarily to increased headcount which resulted in higher salaries and benefits, and increased incentive compensation due to higher profitability. In addition, higher domestic sales commissions, travel and entertainment, and marketing expense contributed to the increase.

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

Research and Development Expenses

  Fiscal 2010 vs. Fiscal 2009

        Research and development (R&D) expenses were $2,135,000 and $1,848,000 in 2010 and 2009, or 6.8% and 6.9% of sales, respectively. The increased expense in 2010 is primarily related to the development of new products for the food safety market, and is net of approximately $165,000 received from Luxcel for collaborative research efforts. For the foreseeable future, we intend to continue to allocate on an annual basis approximately 6% to 8% of sales to research and development. We believe continued R&D expenditures are necessary as we develop new products to expand revenue opportunities in our niche markets and remain competitive.

  Fiscal 2009 vs. Fiscal 2008

        R&D expenses were $1,848,000 and $1,951,000 in 2009 and 2008, or 6.9% and 6.6% of sales, respectively. The lower expense in 2009 was the result of our decision to delay certain expenditures due to the economic slowdown.

Other Income, Net

        Other income, net for 2010, 2009 and 2008 was as follows:

	Years Ended December 31,
	2010	2009	2008
Interest income on investments	$84,199	$369,176	$575,094
Foreign currency exchange gain (loss)	542,108	(2,956)	12,500
Other	2,605	(168)	1,317

Total other income	$628,912	$366,052	$588,911

        Interest income decreased in 2010, as compared to 2009, due to both lower average invested balances of cash and marketable securities and lower average yields. Total cash and marketable securities decreased approximately $1,930,000 from December 31, 2009 to December 31, 2010, which decline is attributable to a €2,500,000 investment we made in January 2010 to acquire a minority interest in Luxcel Biosciences Limited. This decrease was partially offset by an increase in cash flow from operations. Interest income decreased in 2009, as compared to 2008, also due to both lower average invested balances of cash and marketable securities and lower average yields. Total cash and marketable securities decreased approximately $1,778,000 from December 31, 2008 to December 31, 2009.

        Included in the foreign currency exchange gain for 2010 is $562,000 relating to the re-measurement of a euro-based intercompany loan obligation to market value. The loan was settled in January 2011.

Income Tax Expense

        Our provision for income taxes for 2010 was $1,945,000, or 30.1% of income before income taxes, compared to $1,319,000, or 31.2% of income before income taxes for 2009. This year over year decrease in the effective tax rate was due primarily to foreign tax credits generated by the repatriation of funds from our German subsidiary, and an increase in the allowable deduction for domestic production activity for federal income tax purposes.

        Our provision for income taxes for 2009 was $1,319,000, or 31.2% of income before income taxes, compared to $1,990,000, or 32.9% of income before income taxes for 2008. This year over year decrease in the effective tax rate was due primarily to lower state income taxes, a reduction in the valuation allowance, and the effect of lower statutory tax rates in our foreign entities.

        We anticipate our effective tax rate for the full year 2011 will range between 30% and 34%.

Inflation

        We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Liquidity and Capital Resources

        Total cash, cash equivalents and marketable securities decreased $1,930,000 during 2010 to $12,401,000 as of December 31, 2010, compared to $14,331,000 at December 31, 2009. We describe the reasons for this decrease in the "Cash Flow" section below. Our working capital as of December 31, 2010 decreased $5,850,000 to $13,767,000, compared to $19,617,000 at December 31, 2009.

        We invest a large portion of our available cash in highly liquid certificates of deposit, municipal bonds and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain. We do not have any investments in auction rate or hard-to-value securities.

        We have historically financed our operations, capital equipment and other cash requirements through cash flows generated from operations. We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations and working capital, capital expenditures, dividend payments and any stock repurchase programs that may be authorized in the future. Our belief is based on current business operations and economic conditions and assumes that we continue to operate our business in the ordinary course. During 2009, we borrowed and repaid a short-term loan to supplement our working capital requirements. We currently do not have any committed lines of credit or other credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms. As of December 31, 2010, we had no commitments for any material capital expenditures.

        One of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of, or investments in, businesses, products and/or technologies. In this regard, in January 2010, we made the investment in Luxcel noted above, to help us establish a stronger presence in the food safety market. If we consummate one or more additional acquisition opportunities, the cost of which exceeds our existing cash resources, we may need to fund such activities with a portion of our cash balances and debt and/or equity financing. If we need to raise additional capital, an equity-based or equity-linked financing may be used which could be dilutive to existing shareholders. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.

Cash Flow

  Cash Flows from Operating Activities

        Our primary source of funds is cash provided by operating activities. Cash flow from operating activities totaled $5,226,000, $4,153,000 and $3,602,000 in 2010, 2009 and 2008, respectively. In 2010, cash provided by operating activities increased by $1,073,000 compared to 2009. This increase was due primarily to higher net income, together with year-over-year increases in accounts payable and accrued compensation and related expenses, partially offset by an increase in trade accounts receivable. In 2009, cash provided by operating activities increased by $551,000 compared to 2008. This increase was due primarily to the year-over-year decreases in inventories, prepaid income taxes and other receivables, and the increase in deferred revenue, partially offset by an increase in trade accounts receivable. Working capital requirements typically will increase or decrease with changes in the level of sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Income tax payments and any employee incentive payments affect the timing of our operating cash flow as they are accrued throughout the year but paid on a quarterly, semi-annual or annual basis.

  Cash Flows from Investing Activities

        Cash used in investing activities totaled $5,904,000 in 2010 as compared to cash provided of $6,161,000 in 2009 and cash used of $2,694,000 in 2008. The primary reasons for cash used in 2010 were the investment of approximately $3,625,000 (€2,500,000) to acquire a minority equity ownership interest in Luxcel Biosciences Limited in Ireland, and capital expenditures of $1,646,000, the majority of which relates to our move to new offices in Minnesota. This compares to purchases of property, plant and equipment totaling $307,000 and $720,000 in 2009 and 2008, respectively. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations. Cash used for purchases of marketable securities, net of maturities, was $507,000 in 2010; cash provided by maturities of marketable securities, net of purchases, was $6,615,000 in 2009, and cash used for marketable security purchases, net of maturities, was $1,760,000 in 2008.

  Cash Flows from Financing Activities

        Cash used in financing activities totaled $1,397,000 in 2010 as compared to $5,551,000 in 2009 and $1,391,000 in 2008. In 2010, 2009 and 2008 we used $1,953,000, $1,959,000 and $1,836,000, respectively, for payment of dividends to our shareholders. The primary use of cash for financing activities in 2009 was the repurchase of an aggregate of 424,000 shares of common stock for a total amount of $3,602,000.

        Cash flow from the exercise of stock options generated $454,000, $10,000 and $479,000, for the years 2010, 2009 and 2008, respectively.

Contractual Obligations

        The following table summarizes our future contractual cash obligations as of December 31, 2010 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$7,434	551	1,502	1,040	4,341
Inventory purchase obligations	1,634	1,634	—	—	—

Total contractual cash obligations	$9,068	2,185	1,502	1,040	4,341

        In March 2010, we signed a 15-year lease for a property which replaced our old Minneapolis headquarters and operations center. The new lease commenced on June 1, 2010. The required future minimum lease payments, starting at $367,000 per year and subject to annual increases, have been included in the above table.

        In May 2010, we entered into a foreign currency forward exchange contract to act as a hedge against fluctuations in a euro-denominated intercompany note. This contract had a notional amount totaling approximately $3,089,000, bearing an exchange rate of 1.2358 U.S. dollars per euro, and matured in January 2011. At December 31, 2010, the contract had a fair value of $3,340,000.

        In relation to our accrual for uncertain tax positions, we had $289,000 of gross unrecognized tax benefits as of the date of adoption and $248,000 and $202,000 at December 31, 2010 and 2009, respectively. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. Due to the uncertainty regarding the timing of these liabilities, we have excluded these amounts from the contractual obligations table.

        We have a severance agreement with five of our executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive's current annual salary depending on the reason for termination.

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

Recently Issued Accounting Pronouncements

        In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurement using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We will adopt the remaining guidance on January 1, 2011. The adoption of the required guidance did not have an impact on our consolidated financial statements. We do not expect that the adoption of the remaining guidance will have a significant impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Substantially all of our marketable securities, some of which are insured by the FDIC, are at fixed interest rates and mature within two and one-half years; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal. Based on our average invested cash balances during 2010, a 1% (100 basis points) decrease in the interest rate on such balances would result in a reduction in interest income of approximately $134,000 on an annual basis.

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

        Our foreign operations expose us to foreign currency exchange risk when the euro and yuan currency results of operations are translated to U.S. dollars. We historically have not experienced any material foreign currency translation gains or losses, however, we realized a foreign currency transaction gain in the first half of 2010 relating to the valuation of a euro-denominated intercompany loan which originated in the first quarter 2010. To mitigate the effect of any further currency fluctuations, we purchased a foreign currency forward contract which acted as a hedge against any additional gains or losses.

        Our investments in foreign subsidiaries translated into U.S. dollars are not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity, and would not impact our net income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and Report of Independent Registered Public Accounting Firm are included beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2010:
Sales	$7,093	$7,351	$7,749	$9,355
Gross profit	4,326	4,494	4,641	5,703
Net income	922	1,092	1,029	1,476
Net income per common share:
Basic	$0.18	$0.21	$0.20	$0.28
Diluted	0.17	0.20	0.19	0.27
2009:
Sales	$6,172	$6,421	$6,601	$7,444
Gross profit	3,591	3,627	3,918	4,434
Net income	399	516	874	1,122
Net income per common share:
Basic	$0.07	$0.09	$0.17	$0.22
Diluted	0.07	0.09	0.16	0.21

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

Management's Report on Internal Control over Financial Reporting

        MOCON's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

        During the fourth quarter 2010, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

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
  7500 Mendelssohn Avenue North
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

        The following table summarizes outstanding options under our equity compensation plans as of December 31, 2010. Our only equity compensation plans as of December 31, 2010 were the MOCON, Inc. 2006 Stock Incentive Plan and the MOCON, Inc. 1998 Stock Option Plan. The MOCON, Inc. 1998 Stock Option Plan has terminated with respect to future grants. Options and other stock incentive awards to be granted in the future under the MOCON, Inc. 2006 Stock Incentive Plan are within the discretion of our Board of Directors and the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	912,562	$9.71	22,200
Equity compensation plans not approved by security holders	—	—	—

Total	912,562		22,200

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

        A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 28, 2011, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428; Attn: Shareholder Information.

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

  H.
  2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan for 2003 through June 30, 2010 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-09273)).

  I.
  2010 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan for periods starting after June 30, 2010, (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 6, 2010 (File No. 000-09273)).

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

Date: March 30, 2011	MOCON, Inc.
	By:	/s/ ROBERT L. DEMOREST Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ DARRELL B. LEE Darrell B. Lee, Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 30, 2011.

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

December 31, 2010, 2009 and 2008

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

        We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Minneapolis, Minnesota March 30, 2011

MOCON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$6,955,248	$9,393,127
Marketable securities, current	1,058,275	4,371,119
Trade accounts receivable, less allowance for doubtful accounts of $183,291 in 2010 and $162,315 in 2009	5,646,501	4,589,998
Other receivables	449,464	92,738
Inventories	4,141,496	4,265,470
Prepaid income taxes	392,436	223,648
Prepaid expenses—other	415,981	357,911
Deferred income taxes	339,526	411,549

Total current assets	19,398,927	23,705,560

Marketable securities, noncurrent	4,387,449	567,163
Property, plant, and equipment, net	2,842,955	1,655,187
Goodwill	3,160,858	3,300,088
Investment in affiliated company	3,313,250	—
Technology rights and other intangibles, net	765,896	738,035
Deferred income taxes	385,227	280,548
Other assets	83,948	80,427

Total assets	$34,338,510	$30,327,008

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,926,982	$1,343,739
Compensation and related expenses	2,093,085	1,479,398
Other accrued expenses	329,304	163,640
Accrued product warranties	217,819	209,710
Dividends payable	500,235	465,302
Deferred revenue	564,790	426,277

Total current liabilities	5,632,215	4,088,066

Obligations to former employees	50,055	54,141
Accrued income taxes	247,629	202,418

Total noncurrent liabilities	297,684	256,559

Total liabilities	5,929,899	4,344,625

Commitments and contingencies (Note 7)
Stockholders' equity:
Capital stock—undesignated. Authorized 3,000,000 shares	—	—
Common stock—$0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,265,636 shares in 2010 and 5,170,018 shares in 2009	526,564	517,002
Capital in excess of par value	922,272	114,021
Retained earnings	27,220,871	24,690,293
Accumulated other comprehensive income (loss)	(261,096)	661,067

Total stockholders' equity	28,408,611	25,982,383

Total liabilities and stockholders' equity	$34,338,510	$30,327,008

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Sales:
Products	$28,858,044	$24,791,998	$28,016,390
Consulting services	2,690,585	1,846,100	1,679,316

Total sales	31,548,629	26,638,098	29,695,706

Cost of sales:
Products	11,001,813	10,011,394	11,136,392
Consulting services	1,382,196	1,056,916	978,529

Total cost of sales	12,384,009	11,068,310	12,114,921

Gross profit	19,164,620	15,569,788	17,580,785
Selling, general and administrative expenses	11,194,797	9,858,493	10,170,083
Research and development expenses	2,135,365	1,847,993	1,950,754

Operating income	5,834,458	3,863,302	5,459,948
Other income, net	628,912	366,052	588,911

Income before income taxes	6,463,370	4,229,354	6,048,859
Income taxes	1,944,986	1,318,867	1,990,000

Net income	$4,518,384	$2,910,487	$4,058,859

Net income per common share:
Basic	$0.87	$0.54	$0.73
Diluted	$0.84	$0.53	$0.72
Weighted average common shares outstanding:
Basic	5,208,873	5,393,066	5,565,801
Diluted	5,364,253	5,457,964	5,649,208

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2010, 2009 and 2008

	Common stock
					Accumulated other comprehensive income (loss)
	Number of shares	Amount	Capital in excess of par value	Retained earnings		Total
Balance, December 31, 2007	5,528,051	$552,805	$2,127,183	$22,106,178	$599,101	$25,385,267
Stock options exercised	79,183	7,918	553,460	—	—	561,378
Purchase and retirement of common stock	(14,920)	(1,492)	(139,836)	—	—	(141,328)
Dividends declared ($0.34 per share)	—	—	—	(1,896,771)	—	(1,896,771)
Stock-based compensation expense	—	—	303,292	—	—	303,292
Tax benefit on stock plans	—	—	24,570	—	—	24,570
Net income	—	—	—	4,058,859	—	4,058,859
Cumulative translation adjustment	—	—	—	—	(54,518)	(54,518)
Amortization of cumulative unrealized gain on marketable securities	—	—	—	—	(22,756)	(22,756)

Comprehensive income						3,981,585

Balance, December 31, 2008	5,592,314	559,231	2,868,669	24,268,266	521,827	28,217,993
Stock options exercised	1,275	128	9,903	—	—	10,031
Purchase and retirement of common stock	(423,571)	(42,357)	(2,992,010)	(567,716)	—	(3,602,083)
Dividends declared ($0.36 per share)	—	—	—	(1,920,744)	—	(1,920,744)
Stock-based compensation expense	—	—	227,434	—	—	227,434
Tax benefit on stock plans	—	—	25	—	—	25
Net income	—	—	—	2,910,487	—	2,910,487
Cumulative translation adjustment	—	—	—	—	141,767	141,767
Amortization of cumulative unrealized gain on marketable securities	—	—	—	—	(2,527)	(2,527)

Comprehensive income						3,049,727

Balance, December 31, 2009	5,170,018	517,002	114,021	24,690,293	661,067	25,982,383
Stock options exercised, net of shares surrendered	95,618	9,562	444,562	—	—	454,124
Dividends declared ($0.38 per share)	—	—	—	(1,987,806)	—	(1,987,806)
Stock-based compensation expense	—	—	261,859	—	—	261,859
Tax benefit on stock plans	—	—	101,830	—	—	101,830
Net income	—	—	—	4,518,384	—	4,518,384
Cumulative translation adjustment	—	—	—	—	(922,163)	(922,163)

Comprehensive income						3,596,221

Balance, December 31, 2010	5,265,636	$526,564	$922,272	$27,220,871	$(261,096)	$28,408,611

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income	$4,518,384	$2,910,487	$4,058,859
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	261,859	227,434	303,292
Loss on disposition of long-term assets	11,627	9,459	33,967
Depreciation and amortization	544,341	577,530	582,767
Deferred income taxes	(234,390)	(31,230)	(118,456)
Excess tax benefit from employee stock plans	(101,830)	(25)	(24,570)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,158,951)	(506,210)	(12,146)
Other receivables	(356,793)	163,047	(70,230)
Inventories	72,314	477,724	(796,400)
Prepaid income taxes	22,680	243,058	(476,565)
Prepaid expenses—other	(61,135)	27,777	(52,948)
Accounts payable	609,985	84,797	61,065
Compensation and related expenses	632,832	(25,295)	167,393
Other accrued expenses	167,022	(147,548)	8,962
Accrued product warranties	12,207	(20,228)	30,280
Accrued income taxes	147,113	(18,095)	(105,441)
Deferred revenue	138,506	180,484	12,501

Net cash provided by operating activities	5,225,771	4,153,166	3,602,330

Cash flows from investing activities:
Purchases of marketable securities	(4,897,036)	(979,101)	(8,916,510)
Proceeds from maturities of marketable securities	4,389,594	7,593,729	7,156,094
Purchases of property, plant and equipment	(1,645,628)	(306,572)	(719,641)
Cash paid for investment in affiliated company	(3,633,909)	—	—
Proceeds from sale of property and equipment	7,590	4,491	7,554
Cash paid for patent and trademark registrations	(120,659)	(148,064)	(218,486)
Other	(3,521)	(3,522)	(3,387)

Net cash provided by (used in) investing activities	(5,903,569)	6,160,961	(2,694,376)

Cash flows from financing activities:
Proceeds from the exercise of stock options	454,124	10,031	478,878
Purchases and retirement of common stock	—	(3,602,083)	(58,828)
Excess tax benefit from employee stock plans	101,830	25	24,570
Dividends paid	(1,952,872)	(1,958,750)	(1,835,707)

Net cash used in financing activities	(1,396,918)	(5,550,777)	(1,391,087)

Effect of exchange rate changes on cash and cash equivalents	(363,163)	76,298	(170,493)
Net increase (decrease) in cash and cash equivalents	(2,437,879)	4,839,648	(653,626)
Cash and cash equivalents:
Beginning of year	9,393,127	4,553,479	5,207,105

End of year	$6,955,248	$9,393,127	$4,553,479

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,009,582	$1,367,575	$2,457,312
Cash paid during the year for interest	—	4,046	—
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$500,235	$465,302	$503,308
Amortization of cumulative unrealized gain on marketable securities	—	(2,527)	(22,756)
Purchases of fixed assets and intangibles in accounts payable	28,162	25,626	23,583

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies

        MOCON, Inc. (the Company) is involved with the developing, manufacturing and marketing of measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world. The Company reports its operating segments in accordance with accounting standards codified in ASC 280, Segment Reporting, with two operating segments (Lab Instruments and Field Instruments) that have been aggregated into one reporting segment for financial reporting purposes.

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

  (d)
  Marketable Securities

          Marketable securities at December 31, 2010 and 2009 consist of municipal bonds and certificates of deposit. The Company classifies its marketable securities as held-to-maturity due to its ability and intent to hold these securities until maturity or the call date as the case may be. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost, that is deemed other than temporary, is charged to income, resulting in the establishment of a new cost basis for the security.

  (e)
  Accounts Receivable

          Credit is granted to customers in the normal course of business. Receivables are recorded at original carrying value less reserves for estimated uncollectible amounts and sales returns. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

  the current economic environment. When facts and circumstances dictate, the Company may need to adjust its estimates and assumptions.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

  (j)
  Investment in Affiliated Company

          The Company has an equity investment in Luxcel Biosciences Limited, an early stage development company. The determination to account for this investment under the cost method was dependent upon a number of factors, including, but not limited to, the Company's share in the equity of the investee and the Company's ability to exercise significant influence over the operating and financial policies of the investee.

  (k)
  Derivative Financial Instruments

          The Company has not historically entered into foreign currency exchange contracts. During 2010, the Company entered into a foreign currency contract to mitigate the currency risk on an intercompany loan. Because the market value of this hedging contract is derived from current market rates, it is classified as a derivative financial instrument. The Company does not use derivatives for speculative or trading purposes. The derivative contract contains credit risk to the extent that the Company's bank counterparty may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in the contracts.

  (l)
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

  (m)
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

  (n)
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

          In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

  available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

  (o)
  Fair Value of Financial Instruments

          The Company's financial instruments are recorded in its Consolidated Balance Sheets. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair values of investments in marketable securities are based on quoted market prices and are summarized in Note 2. See Note 15 for fair value disclosure of the investment in Luxcel and Note 17 for fair value disclosure of derivative instruments.

  (p)
  Revenue Recognition

          The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company's terms are FOB shipping point with no right of return, except in rare cases, and customer acceptance of its products is not required. The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. The Company does not have distributors who stock its equipment. The Company does not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

          Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts.

          In the first quarter 2010, we adopted ASC Topic 605 related to recognizing revenue from shipments with multiple element arrangements. We consider each deliverable that provides value to the customer on a standalone basis a separable element. Separable elements in these arrangements are generally limited to training provided to customers. We initially allocate consideration to each separable element using the relative selling price method. Where the relative selling price is not readily determinable, revenue will be allocated using an estimated selling price. Revenue from arrangements for services such as maintenance, repair, consulting and technical support are recognized either as the service is performed or ratably over a defined contractual period for service maintenance contracts. Our sales arrangements typically do not include specific performance-, cancellation-, termination-, or refund-type provisions. The adoption of this revenue recognition guidance for multiple element arrangements did not have a material impact on our consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

          Shipping and handling fees billed to customers are reported within sales in the consolidated statements of income, and the related costs are included in cost of sales in the consolidated statements of income.

  (q)
  Advertising Costs

          The Company incurs advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was approximately $450,000, $490,000 and $505,000 in 2010, 2009 and 2008, respectively.

  (r)
  Research and Development Costs

          Research and development expenditures relate to the development of new product hardware and software and enhancements to existing products. All such costs are expensed as incurred.

  (s)
  Net Income Per Common Share

          Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and potential dilutive common shares outstanding during the year.

  (t)
  Stock-Based Compensation

          Under ASC 718, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006. Under the provisions of ASC 718, the Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. See Note 9 for additional information on stock-based compensation.

  (u)
  Recently Adopted Accounting Pronouncements

          In November 2008, the FASB issued Emerging Issues Task Force (EITF) No. 08-6, Equity-Method Accounting Considerations, now codified in ASC Topic 323. EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. It also requires that a share issuance by an investee shall be accounted for by the investor as if the investor had sold a proportionate share of its investment, with any resulting gain or loss recognized in earnings. EITF 08-6 was effective for the Company on January 1, 2010, and its adoption did not have a material impact on the consolidated financial statements.

          In September 2009, the FASB ratified its guidance on two revenue recognition standards which were to become effective for the Company beginning January 1, 2011. With earlier adoption permitted, the Company elected to adopt this guidance in the first quarter 2010. Under the new guidance on revenue arrangements with multiple deliverables, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(1) Summary of Significant Accounting Policies (Continued)

  to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to the new guidance for multiple deliverable arrangements discussed above. The adoption of this guidance did not have a material impact on the consolidated financial statements.

          In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurement using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The Company adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. The Company will adopt the remaining guidance on January 1, 2011. The adoption of the required guidance did not have an impact on the consolidated financial statements. The Company does not expect that the adoption of the remaining guidance will have an impact on the consolidated financial statements.

  (v)
  Subsequent Events

          The Company has evaluated the period subsequent to December 31, 2010, and concluded there were no events or transactions occurring during this period that required recognition or additional disclosure in the consolidated financial statements.

(2) Marketable Securities

        The amortized cost and fair value for held-to-maturity securities by major security type at December 31, 2010 and 2009 were as follows:

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity:
Municipal bonds	$2,220,724	$2,215,167	$2,550,294	$2,584,917
Certificates of deposit	3,225,000	3,225,000	2,387,988	2,388,000

	$5,445,724	$5,440,167	$4,938,282	$4,972,917

        There were no gross realized gains or losses for the years ended December 31, 2010, 2009 and 2008.

        Maturities of investment securities at December 31, 2010 and 2009 were as follows:

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,058,275	$1,059,981	$4,371,119	$4,399,293
Due after one year	4,387,449	4,380,186	567,163	573,624

	$5,445,724	$5,440,167	$4,938,282	$4,972,917

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(3) Inventories

        The major components of inventories at December 31, 2010 and 2009 were as follows:

	2010	2009
Finished products	$727,718	$939,385
Work-in-process	1,652,605	1,404,012
Raw materials	1,761,173	1,922,073

	$4,141,496	$4,265,470

(4) Property, Plant and Equipment

        Property, plant and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009	Estimated useful lives
Land	$200,000	$200,000	—
Buildings	759,281	759,281	27 years
Machinery and equipment	3,285,424	3,209,227	3 to 10 years
Office equipment	1,190,443	1,192,958	2 to 15 years
Leasehold improvements	1,214,932	634,166	1 to 15 years
Vehicles	285,453	261,035	3 to 5 years

Total property, plant and equipment	6,935,533	6,256,667
Less accumulated depreciation	(4,092,578)	(4,601,480)

Net property, plant and equipment	$2,842,955	$1,655,187

        Depreciation of property, plant and equipment was $453,810, $475,673 and $464,015 for the years ended December 31, 2010, 2009 and 2008, respectively.

(5) Goodwill and Other Intangible Assets

  Goodwill

        As of December 31, 2010 and 2009, goodwill amounted to $3,160,858 and $3,300,088, respectively. The decrease was due to foreign currency translation. The Company completed its annual impairment tests during the fourth quarters of 2010 and 2009 and determined there was no impairment.

  Other Intangible Assets

        Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2010
	Cost	Accumulated Amortization	Net
Patents	$1,075,437	$(412,678)	$662,759
Trademarks and trade names	495,850	(419,380)	76,470
Other intangibles	778,596	(751,929)	26,667

	$2,349,883	$(1,583,987)	$765,896

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(5) Goodwill and Other Intangible Assets (Continued)

	As of December 31, 2009
	Cost	Accumulated Amortization	Net
Patents	$1,008,032	$(402,392)	$605,640
Trademarks and trade names	477,486	(398,424)	79,062
Other intangibles	778,596	(725,263)	53,333

	$2,264,114	$(1,526,079)	$738,035

        Amortization expense was $90,531, $101,857 and $118,752 in 2010, 2009 and 2008, respectively.

        Estimated amortization expense for the fiscal years 2011 to 2015 and thereafter is $81,561, $49,136, $44,821, $34,397 and $240,258, respectively.

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

        Warranty provisions and claims for the years ended December 31, 2010, 2009 and 2008 were as follows:

Description	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at End of Year
Year ended December 31, 2010:
Allowance for product warranties	$209,710	305,167	297,058	217,819
Year ended December 31, 2009:
Allowance for product warranties	$229,087	294,579	313,956	209,710
Year ended December 31, 2008:
Allowance for product warranties	$201,373	416,043	388,329	229,087

(7) Commitments and Contingencies

  (a) Leases

        The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through October 2025 and require the Company to pay operating costs, including real estate taxes.

        Rental expense, including charges for operating costs, was $533,828, $462,131 and $450,725 in 2010, 2009 and 2008, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(7) Commitments and Contingencies (Continued)

        The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2010:

Year Ending December 31
2011	$550,587
2012	495,464
2013	498,677
2014	508,391
2015 and thereafter	5,380,935

$7,434,054

        In March 2010, the Company signed a 15-year lease for a property which replaced its old Minneapolis headquarters and operations center. The lease agreement contains an option to extend the lease for one five-year period where the base rent will be equal to the market rate upon expiration of the initial lease term. The new lease commenced on June 1, 2010. The required future minimum lease payments, starting at $367,000 per year and subject to annual increases, have been included in the above table.

        In May 2010, we executed a standby letter of credit agreement in the amount of $25,000 which serves as a performance bank guarantee covering potential warranty claims for orders from one of our foreign customers. This letter of credit will expire in November 2011.

  (b) Executive Severance Agreements

        The Company has a severance agreement with five of its executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive's current annual salary depending on the reason for termination.

  (c) Inventory Purchase Obligations

        At December 31, 2010, the Company had approximately $1.6 million of purchase order commitments to suppliers of the Company for delivery of inventory primarily during 2011.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(8) Income Taxes

        Income before income taxes was as follows:

	2010	2009	2008
Income before income taxes:
Domestic	$5,060,000	$2,824,000	$4,901,000
Foreign	1,403,000	1,405,000	1,148,000

Total	$6,463,000	$4,229,000	$6,049,000

        The provision (benefit) for income taxes consists of the following:

	2010	2009	2008
Current tax expense:
Federal	$1,549,506	$892,905	$1,502,000
State	175,814	106,816	170,000
Foreign	443,908	352,512	414,000

Total current expense	2,169,228	1,352,233	2,086,000

Deferred tax expense:
Federal	(223,484)	(42,277)	(66,000)
State	(1,124)	(4,727)	(7,000)
Foreign	366	13,638	(23,000)

Total deferred expense (benefit)	(224,242)	(33,366)	(96,000)

Provision for income taxes	$1,944,986	$1,318,867	$1,990,000

        The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income for years ended December 31,
	2010	2009	2008
Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	1.8	1.6	2.1
Change in valuation allowance	—	(1.0)	0.7
Domestic manufacturing deduction	(2.5)	(1.5)	(1.6)
Effect of foreign operations	(0.5)	(1.6)	(0.7)
Foreign dividend income	(2.9)	—	—
Tax-exempt interest	(0.2)	(0.9)	(1.3)
Changes in unrecognized tax benefits	0.6	(0.3)	(0.7)
Stock option compensation	0.7	1.6	1.0
Research credit	(1.1)	(1.2)	(0.8)
Other	0.2	0.5	0.2

Effective income tax rate	30.1%	31.2%	32.9%

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(8) Income Taxes (Continued)

        The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$53,708	$42,273
Inventory items	129,073	117,039
Reserves and accruals	445,905	377,191
Capital loss carryforward	317,691	319,873
Compensation expense—stock options	101,170	89,837
Foreign tax credit carryover	184,672	—
Intangibles	54,332	53,019
Other	132,569	64,374

Subtotal	1,419,120	1,063,606
Less: Valuation allowance	(317,691)	(319,873)

Total deferred tax assets	1,101,429	743,733

Deferred tax liabilities:
Fixed assets	(174,942)	(51,636)
Unrealized currency gain	(201,734)	—

Total deferred tax liabilities	(376,676)	(51,636)

Net deferred tax asset	$724,753	$692,097

        As of December 31, 2010, the Company has determined that establishing a valuation allowance against the deferred tax assets is required since it is more likely than not that the tax benefits of $317,691 from the capital loss carryforward will not be realized through generating of future capital gain income. However, the Company believes it is more likely than not that the remainder of its deferred tax assets at December 31, 2010 will be realized either through future taxable income or net operating loss carrybacks.

        As of December 31, 2010, there was approximately $6,500,000 of accumulated undistributed earnings from the Company's German subsidiary. In January 2011, the subsidiary repatriated to the Company 2.5 million euros (approximately $3.3 million). No deferred tax liability has been provided on the remaining foreign earnings. If they were remitted to the Company, applicable U.S. Federal and foreign withholding taxes would be partially offset by available foreign tax credits.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2010	$175,000
Additions based on tax positions related to the current year	67,000
Additions based on tax positions related to the prior year	1,000
Reductions due to closing of statute of limitations	—
Reductions based on tax positions related to the prior year	(26,000)

Balance at December 31, 2010	$217,000

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(8) Income Taxes (Continued)

        Included in the balance of total unrecognized tax benefits at December 31, 2010 are potential benefits of $163,000 that if recognized would affect the effective tax rate on income before income taxes. The difference between this amount and the corresponding amount of gross unrecognized tax benefits related primarily to the deferred federal benefit for state income tax related amounts.

        The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $31,000 and $27,000 on a gross basis at December 31, 2010 and 2009, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China, Germany and the Netherlands. With limited exceptions, the Company is no longer subject to income tax examinations by taxing authorities for taxable years before 2007. The year 2009 is currently under review by the Internal Revenue Service.

(9) Stock-Based Compensation

        As of December 31, 2010, the Company has reserved 22,200 shares of common stock for options and other stock-based incentive awards that are still available for grant under the Company's 2006 stock incentive plan, and 912,562 shares for options that have been granted under either the Company's 2006 stock incentive plan or 1998 stock option plan but have not yet been exercised. The Company issues new shares of common stock upon exercise of stock options.

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

        Stock-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related stock-based reward. The Company generally provides for the vesting of stock options in equal annual installments over a four-year period commencing on the one-year anniversary of the date of grant, or over a one-year period with one-fourth of the underlying shares vesting at the end of each three-month period following the grant date. Stock-based compensation expense recognized in the consolidated financial statements for 2010, 2009 and 2008 was as shown below:

	Years Ended December 31,
	2010	2009	2008
Total cost of stock-based compensation	$261,859	$227,434	$303,292
Amount of income tax benefit recognized in earnings	(28,646)	(10,964)	(44,896)

Amount charged against net income	$233,213	$216,470	$258,396

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(9) Stock-Based Compensation (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). The Company uses historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. The Company based its estimate of expected volatility for awards granted in 2010, 2009 and 2008 on daily historical trading data of its common stock for a period equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company estimated the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a seven-year contractual term. Forfeitures were based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during 2010, 2009 and 2008 using the Black-Scholes model:

	2010	2009	2008
Dividend yield	3.3%	4.1%	3.1%
Expected volatility	41%	41%	37%
Risk-free interest rate	2.0%	3.0%	2.1%
Expected lives (in years)	5.7	5.5	5.4

        Information regarding the Company's stock option plans for 2008, 2009 and 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	856,437	$8.73	5.4	$2,061,171
Granted	91,500	8.58
Exercised	(79,183)	7.09
Cancelled or expired	(20,192)	10.96

Options outstanding, December 31, 2008	848,562	8.81	4.9	$567,879
Granted	96,500	9.21
Exercised	(1,275)	7.87
Cancelled or expired	(6,537)	10.37

Options outstanding, December 31, 2009	937,250	8.84	4.2	$881,656
Granted	123,600	12.96	7.0
Exercised	(134,865)	6.76
Cancelled or expired	(13,423)	8.41

Options outstanding, December 31, 2010	912,562	$9.71	4.1	$2,962,426

Options exercisable, December 31, 2010	726,750	$9.20	3.4	$2,730,605

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(9) Stock-Based Compensation (Continued)

        The weighted average grant date fair value based on the Black-Scholes model for options granted in 2010, 2009 and 2008 was $3.73, $2.53 and $2.16, respectively. The total intrinsic value of options exercised was $676,717, $1,151 and $296,904 during the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic values are based upon the closing price of our common stock on the last day of the respective fiscal year.

        A summary of the status of the Company's unvested option shares as of December 31, 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	162,312	$2.50
Options granted	123,600	3.73
Options cancelled	(2,300)	2.46
Options vested	(97,800)	2.68

Unvested at December 31, 2010	185,812	$3.23

        As of December 31, 2010, there was $600,002 of total unrecognized compensation cost related to unvested stock-based compensation granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of option shares vested during the years 2010, 2009 and 2008 was $261,860, $230,365 and $304,302, respectively.

(10) Other Income

        Other income, net for 2010, 2009 and 2008 was as follows:

	Years Ended December 31,
	2010	2009	2008
Interest income on investments	$84,199	$369,176	$575,094
Foreign currency exchange gain (loss)	542,108	(2,956)	12,500
Other	2,605	(168)	1,317

Total other income	$628,912	$366,052	$588,911

(11) Stockholders' Equity

        In the period from March through June 2009, the Company repurchased 181,171 shares of its outstanding common stock. These purchases exhausted the authorization which had been in place since November, 2005. On June 23, 2009, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of its common stock. In August 2009, the Company repurchased a total of 242,400 shares of the Company's common stock which exhausted the existing authorization. Currently, there is no authorization in place to repurchase any of the Company's common stock.

        In fiscal 2010 and 2009, the Company paid cash dividends of $1,952,872 and $1,958,750 respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(12) Net Income per Common Share

        The following table presents a reconciliation of the denominators used in the computation of net income per common share—basic and net income per common share—diluted for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Weighted shares of common stock outstanding—basic	5,208,873	5,393,066	5,565,801
Weighted shares of common stock assumed upon exercise of stock options	155,380	64,898	83,407

Weighted shares of common stock outstanding—diluted	5,364,253	5,457,964	5,649,208

        Outstanding stock options totaling 251,687, 574,387 and 484,574 at December 31, 2010, 2009 and 2008, have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive.

(13) Product Line, Geographical and Significant Customer Information

        MOCON, Inc. (the Company) is involved with the developing, manufacturing and marketing of measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world.

        The following table summarizes total sales by product line for 2010, 2009 and 2008 respectively:

	Years Ended December 31,
	2010	2009	2008
Permeation products and services	$18,077,953	$15,126,259	$15,850,027
Gas analyzers, sensors and detectors	5,738,948	4,933,256	6,678,982
Packaging products and services	5,062,414	4,701,279	4,822,009
Other instruments and services	2,669,314	1,877,304	2,344,688

Total sales	$31,548,629	$26,638,098	$29,695,706

        The following table summarizes total sales, based upon the country to which sales to external customers were made for fiscal years 2010, 2009 and 2008. All of the Company's tangible assets are

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(13) Product Line, Geographical and Significant Customer Information (Continued)

located in the United States, except for an insignificant amount of property and equipment in Germany and China.

	Years Ended December 31,
	2010	2009	2008
Domestic sales	$13,806,660	$11,790,911	$12,960,723
Foreign sales:
Europe	7,148,879	6,591,749	7,836,335
Asia	8,482,788	5,996,005	6,144,822
Other	2,110,302	2,259,433	2,753,826

Total foreign sales	17,741,969	14,847,187	16,734,983

Total sales	$31,548,629	$26,638,098	$29,695,706

        The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 10% of the consolidated sales in 2010, and 15% of the consolidated trade accounts receivable balance at December 31, 2010. Another independent representative accounted for 6% of the consolidated sales in each of the years 2009 and 2008.

(14) Savings and Retirement Plan

        The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company's contributions to this plan in 2010, 2009 and 2008 were $196,993, $193,115 and $169,465, respectively.

(15) Investment in Affiliated Company

        In January 2010, the Company acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland. The investment of €2,500,000 (approximately $3,625,000) amounted to a 16.9% equity interest in Luxcel. The Company has evaluated the cost versus equity method of accounting for its investment in Luxcel and determined that it does not have the ability to exercise significant influence over the operating and financial policies of Luxcel and, therefore, accounts for its investment on a cost basis. In addition, the Company acquired warrants to purchase an additional 375,000 shares at €2.24 per share at any time within three years from the date of the initial investment.

        Luxcel has developed phosphorescence-based sensors that enable rapid, high-throughput screening and detection of bacterial contamination of food samples, non-invasive analysis of gas in food, beverage and pharmaceutical packaging, and one of the most specific measures of drug toxicity and metabolism within pharmaceutical research and development.

        The investment in Luxcel is carried on our balance sheet at the original purchase price, adjusted for currency fluctuations. The Company believes that it is not feasible to readily estimate the fair value of its investment in Luxcel. Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(15) Investment in Affiliated Company (Continued)

on their ability to obtain additional funding, gain acceptance of its products in the marketplace, and obtain regulatory approvals. Luxcel has provided reimbursement for certain research and development costs incurred by the Company in the amount of approximately $165,000 which has been reflected in the Consolidated Statements of Income as a reduction of research and development expenses.

        As part of the relationship with Luxcel, we purchase sensors which accompany our instruments for sale to an end user and are required to pay a royalty to Luxcel on the sale of such instruments.

(16) Derivatives

        The Company has entered into a foreign currency forward exchange contract, principally to hedge an intercompany loan denominated in euros. The Company has elected not to apply the hedge accounting guidance under the Derivatives and Hedging Topic of the Codification. As a result, gains or losses related to mark-to-market adjustments on the foreign currency forward exchange contract are recognized as other income or expense in the income statement during the period in which the instrument is outstanding. The fair value of the foreign currency forward exchange contract represents the amount we would receive or pay to terminate the contract at the reporting date and is recorded in other current assets or liabilities depending on whether the net amount is a gain or a loss. We do not utilize derivative instruments for trading or other speculative purposes.

        At December 31, 2010, we had one outstanding foreign currency forward contract with a notional amount totaling approximately $3,089,000. The contract matured in January 2011 which coincided with the settlement of the intercompany loan. As of December 31, 2010, the fair value of this contract resulted in a receivable of approximately $250,000 and was recorded in other income and other current receivables. There were no outstanding foreign currency contracts as of December 31, 2009. While the currency contract does not qualify for hedge accounting, we believe it is effective in economically hedging the currency exposure on the intercompany loan to which it relates.

(17) Fair Value Measurements

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

  Level 1—Inputs are unadjusted quoted prices in active markets for identical assets and liabilities.

  Level 2—Observable inputs other than quoted prices for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

  Level 3—Unobservable inputs that reflect the reporting entity's own assumptions.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2010, 2009 and 2008

(17) Fair Value Measurements (Continued)

        The population of financial assets and liabilities subject to fair value measurement at December 31, 2010 is as follows:

	Fair Value	Level 2
Assets:
Foreign currency forward exchange contract	$250,000	$250,000

        Foreign currency forward exchange contracts are carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount we would receive or pay to terminate the forward exchange contract at the reporting date.

 MOCON, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Exhibit No.	Exhibit	Method of Filing
3.1	Restated Articles of Incorporation of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-09273)
3.2	Third Restated Bylaws of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 20, 2007 (File No. 000-09273)
10.1	Office/Warehouse Lease, dated July 29, 1994, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-09273)
10.2	Lease Notification and Extension Agreement, dated June 6, 1997, by and between MOCON, Inc. and DRESCO III, Inc.	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-09273)
10.3	Second Lease Notification and Extension Agreement, dated November 17, 1999, by and between MOCON, Inc. and Boone Associates LLC	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-09273)
10.4	Office/Warehouse Lease, dated March 9, 2010, by and between MOCON, Inc. and Minnesota Industrial Properties Limited Partnership	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-09273)
10.5	MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)
10.6	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.7	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)

Exhibit No.	Exhibit	Method of Filing
10.8	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.9	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.10	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.11	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)
10.12	2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-09273)
10.13	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)
10.14	Subscription and Shareholders Agreement dated December 21, 2009 among MOCON, Inc., Luxcel Biosciences, Enterprise Ireland, Glanbia Enterprise Fund, and certain other parties named therein	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 23, 2009 (File No. 000-09273)
10.15	Description of Non-Employee Director Compensation Arrangements	Filed herewith
10.16	Description of Executive Officer Compensation Arrangements	Filed herewith
21.1	Subsidiaries of MOCON, Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Furnished herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Furnished herewith

Financial Statement Schedule:

II—Valuation and Qualifying Accounts

        All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2010:
Allowance for doubtful accounts and sales returns	$162,315	102,860	81,884	183,291
Year ended December 31, 2009:
Allowance for doubtful accounts and sales returns	$137,182	113,521	88,388	162,315
Year ended December 31, 2008:
Allowance for doubtful accounts and sales returns	$125,797	158,133	146,748	137,182

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
MOCON, INC. EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010