Form 10-Q
period 2011-03-31
MOCON INC
filed 2011-05-13
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2011

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

5,281,824 Common Shares were outstanding as of April 30, 2011.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2011

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$6,822,662	$6,955,248
Marketable securities, current	1,903,108	1,058,275
Trade accounts receivable, less allowance for doubtful accounts of $150,407 in 2011 and $183,291 in 2010	4,961,949	5,646,501
Other receivables	292,330	449,464
Inventories	4,586,500	4,141,496
Prepaid income taxes	—	392,436
Prepaid expenses, other	702,453	415,981
Deferred income taxes	310,419	339,526
Total current assets	19,579,421	19,398,927

Marketable securities, noncurrent	5,512,776	4,387,449
Property, plant and equipment, net of accumulated depreciation of $4,244,262 in 2011 and $4,092,578 in 2010	2,957,519	2,842,955
Goodwill	3,276,521	3,160,858
Investment in affiliated company	3,524,500	3,313,250
Technology rights and other intangibles, net	790,077	765,896
Deferred income taxes	367,582	385,227
Other assets	84,829	83,948

TOTAL ASSETS	$36,093,225	$34,338,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,497,435	$1,926,982
Compensation and related expenses	1,628,851	2,093,085
Other accrued expenses	347,958	329,304
Accrued product warranties	220,347	217,819
Accrued income taxes	111,394	—
Dividends payable	528,162	500,235
Deferred revenue	540,136	564,790
Total current liabilities	5,874,283	5,632,215

Obligations to former employees	53,251	50,055
Accrued income taxes	278,164	247,629
Total noncurrent liabilities	331,415	297,684

Total liabilities	6,205,698	5,929,899

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,281,624 shares in 2011 and 5,265,636 shares in 2010	528,162	526,564
Additional paid-in capital	1,120,984	922,272
Retained earnings	28,009,905	27,220,871
Accumulated other comprehensive income (loss)	228,476	(261,096)
Total stockholders’ equity	29,887,527	28,408,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,093,225	$34,338,510

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Sales:
Products	$8,190,590	$6,457,201
Consulting services	884,033	636,122
Total sales	9,074,623	7,093,323

Cost of sales:
Products	2,846,373	2,428,179
Consulting services	412,936	338,980
Total cost of sales	3,259,309	2,767,159

Gross profit	5,815,314	4,326,164

Selling, general and administrative expenses	3,205,148	2,733,563

Research and development expenses	557,356	547,748

Operating income	2,052,810	1,044,853

Other income, net	12,670	269,868

Income before income taxes	2,065,480	1,314,721

Income taxes	748,172	392,600

Net income	$1,317,308	$922,121

Net income per common share:
Basic	$0.25	$0.18
Diluted	$0.24	$0.17

Weighted average common shares outstanding:
Basic	5,268,301	5,181,232
Diluted	5,484,689	5,323,721

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,317,308	$922,121
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	97,660	66,160
Loss on disposition of long-term assets	500	1,500
Depreciation and amortization	141,995	128,123
Deferred income taxes	17,645	(51,051)
Excess tax benefit from employee stock plans	(24,302)	(2,102)
Changes in operating assets and liabilities:
Trade accounts receivable	738,910	389,645
Other receivables	162,541	(12,024)
Inventories	(396,703)	101,458
Prepaid income taxes	426,161	99,620
Prepaid expenses, other	(283,387)	(200,016)
Accounts payable	486,914	93,534
Compensation and related expenses	(482,243)	(163,046)
Other accrued expenses	16,507	(19,201)
Accrued product warranties	(817)	(12,277)
Accrued income taxes	160,830	2,102
Deferred revenue	(24,654)	142,209
Net cash provided by operating activities	2,354,865	1,486,755

Cash flows from investing activities:
Purchases of marketable securities	(2,236,690)	—
Proceeds from maturities of marketable securities	266,530	1,959,108
Purchases of property, plant and equipment	(216,034)	(93,570)
Cash paid for patent and trademark registrations	(27,105)	(14,470)
Other	(881)	(880)
Cash paid for investment in affiliated companies	—	(3,660,638)
Net cash used in investing activities	(2,214,180)	(1,810,450)

Cash flows from financing activities:
Proceeds from the exercise of stock options	78,348	104,005
Excess tax benefit from employee stock plans	24,302	2,102
Dividends paid	(500,345)	(466,758)
Net cash used in financing activities	(397,695)	(360,651)

Effect of exchange rate changes on cash and cash equivalents	124,424	(306,817)

Net decrease in cash and cash equivalents	(132,586)	(991,163)

Cash and cash equivalents:
Beginning of period	6,955,248	9,393,127
End of period	$6,822,662	$8,401,964

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$143,534	$341,929

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$528,162	$493,662
Purchases of fixed assets and intangibles in accounts payable	$26,617	$47,537

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of income for the three-month periods ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at March 31, 2011, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the Securities and Exchange Commission.

We are involved with the developing, manufacturing and marketing of measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world.  We report our operating segments in accordance with accounting standards codified in ASC 280, Segment Reporting, with two operating segments (Lab Instruments and Field Instruments) that have been aggregated into one reporting segment for financial reporting purposes.

Principles of Consolidation

The consolidated financial statements include the accounts of MOCON, Inc. and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.  The fair value of investments in marketable securities is based on quoted market prices and summarized in Note 5.  See Note 7 for fair value disclosure of the investment in Luxcel.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB updated the disclosure requirements for fair value measurements.  The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurement using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements.  We adopted the updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which were effective for fiscal years beginning after December 15, 2010, and adopted on January 1, 2011.  The adoption of the required guidance did not have an impact on our consolidated financial statements.

In December 2010, the FASB issued amended guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  We adopted the modified guidance on January 1, 2011.  The adoption of the modified guidance did not have an impact on our consolidated financial statements.

Note 2 — Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Finished products	$887,240	$727,718
Work-in-process	1,677,198	1,652,605
Raw materials	2,022,062	1,761,173
	$4,586,500	$4,141,496

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Weighted shares of common stock outstanding — basic	5,268,301	5,181,232
Weighted shares of common stock assumed upon exercise of stock options	216,388	142,489
Weighted shares of common stock outstanding — diluted	5,484,689	5,323,721

Outstanding stock options totaling 123,200 and 222,763 at March 31, 2011 and 2010, respectively, have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive.

Note 4 — Goodwill and Intangible Assets

As of March 31, 2011 and December 31, 2010, goodwill amounted to $3,276,521 and $3,160,858, respectively.  The increase was primarily due to foreign currency translation relating to the acquisition of Paul Lippke Handels-GmbH.  Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2011
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,113,582	$(420,922)	$692,660	10 to 17 years
Trademarks and trade names	502,421	(425,004)	77,417	5 to 17 years
Other intangibles	80,000	(60,000)	20,000	3 years
	$1,696,003	$(905,926)	$790,077

	As of December 31, 2010
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,075,437	$(412,678)	$662,759	10 to 17 years
Trademarks and trade names	495,850	(419,380)	76,470	5 to 17 years
Other intangibles	778,596	(751,929)	26,667	3 years
	$2,349,883	$(1,583,987)	$765,896

Total amortization expense for the three-month periods ended March 31, 2011 and 2010 was $20,535 and $23,842, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2011 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of March 31, 2011 is as follows:

Estimated Expense
2011	$61,024
2012	$49,136
2013	$44,821
2014	$34,397
2015	$29,744
2016 and thereafter	$210,514

Note 5 — Marketable Securities

Marketable securities at March 31, 2011 consist of municipal bonds and certificates of deposits, and are classified as held-to-maturity.  We classify our marketable securities as held-to-maturity due to our ability and intent to hold these securities until maturity or the call date as the case may be.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no impairment during the first three months of 2011, therefore, no adjustment to the amortized cost basis was made.  Currently, all of our marketable securities mature in less than three years.

The amortized cost and fair value for held-to-maturity securities by major security type at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$3,377,976	$—	$—	$3,377,976
Municipal bonds	4,037,908	6,540	(8,262)	4,036,186
	$7,415,884	$6,540	$(8,262)	$7,414,162

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$3,225,000	$—	$—	$3,225,000
Municipal bonds	2,220,724	1,811	(7,368)	2,215,167
	$5,445,724	$1,811	$(7,368)	$5,440,167

Note 6 — Comprehensive Income

Other comprehensive income pertains to foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended March 31,
	2011	2010
Net income	$1,317,308	$922,121
Foreign currency translation adjustment	489,572	(761,379)
Comprehensive income	$1,806,880	$160,742

Note 7 — Investment in Affiliated Company

In January 2010, we acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland.  The investment of approximately $3,625,000 (€2,500,000) amounted to a 16.9% equity interest in Luxcel.  We have evaluated the cost versus equity method of accounting for our investment in Luxcel and determined that we do not have the ability to exercise significant influence over the operating and financial policies of Luxcel and, therefore, account for our investment on a cost basis.  In addition, we acquired warrants to purchase an additional 375,000 shares at €2.24 per share at any time within three years from the date of the initial investment.

Luxcel has developed phosphorescence-based sensors that enable rapid, high-throughput screening and detection of bacterial contamination of food samples and non-invasive analysis of gas in food, beverage and pharmaceutical packaging, and one of the most specific measures of drug toxicity and metabolism within pharmaceutical research and development.

The investment in Luxcel is carried on our balance sheet at the original purchase price, adjusted for currency fluctuations.  We believe that it is not feasible to readily determine the fair value of this investment.  Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of their products in the marketplace, and obtain regulatory approvals.  Luxcel has provided reimbursement for certain research and development costs incurred by us during the quarter ended March 31, 2011 in the amount of approximately $87,000, which has been reflected in the Condensed Consolidated Statements of Income as a reduction of research and development expenses.

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

Warranty provisions and claims for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Beginning balance	$217,819	$209,710
Warranty provisions	72,057	38,645
Warranty claims	(69,529)	(54,258)
Ending balance	$220,347	$194,097

Note 9 — Income Taxes

As of March 31, 2011 and December 31, 2010, the liability for gross unrecognized tax benefits was $270,000 and $217,000, respectively.  During the three months ended March 31, 2011, we increased the liability for gross unrecognized tax benefits by approximately $53,000 as a result of a $29,000 discrete item identified during the quarter, and $24,000 of other items consistent with past practice.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months. The year 2009 is currently under review by the Internal Revenue Service.

Note 10 — Stock-Based Compensation

As of March 31, 2011, we have reserved 23,200 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 883,437 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first three months of 2011.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended March 31,
	2011	2010
Total cost of stock-based compensation	$97,660	$66,160
Amount of income tax benefit recognized in earnings	(15,331)	(3,479)
Amount charged against net income	$82,329	$62,681

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes).  We use historical data to estimate the expected price volatility, expected option life and expected forfeiture rate.  We base our estimate of expected volatility for awards granted on daily historical trading data of our common stock for a period equivalent to the expected term of the award.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  We estimate the expected term consistent with historical exercise and cancellation activity of our previous share-based grants with a seven year contractual term.  Forfeitures are based on historical experience.  The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period.

A summary of the option activity for the first three months of 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	912,562	$9.71	4.1	$2,962,426
Options granted	—	—	—
Options cancelled/expired	(1,000)	$10.65	—
Options exercised	(28,125)	$8.78	—
Outstanding at March 31, 2011	883,437	$9.74	3.8	$3,982,092

Exercisable at March 31, 2011	712,200	$9.29	3.2	$3,531,502

The total intrinsic value of options exercised was $133,688 and $115,775 during the three-month periods ended March 31, 2011 and 2010, respectively.

A summary of the status of our unvested option shares as of March 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	185,812	$3.23
Options granted	—	—
Options cancelled	(950)	$2.74
Options vested	(13,625)	$3.95
Unvested at March 31, 2011	171,237	$2.92

As of March 31, 2011, there was $499,932 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value of option shares vested during the three-month periods ended March 31, 2011 and 2010 was $53,819 and $27,880, respectively.

Note 11 — Derivatives

In May 2010, we entered into a foreign currency forward exchange contract, principally to hedge an intercompany loan denominated in euros.  This contract did not qualify for hedge accounting under the Derivatives and Hedging Topic of the Codification.  As a result, gains or losses related to mark-to-market adjustments on this foreign currency forward exchange contract were recognized as other income or expense in the income statement during the period in which the instrument was outstanding.  This contract, with a notional amount totaling approximately $3,089,000, matured in January 2011 which coincided with the settlement of the intercompany loan.  We do not utilize derivative instruments for trading or other speculative purposes.

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

Overview

Description of Business

MOCON, Inc. designs, manufactures, markets and services products and provides consulting services primarily in the measurement and analytical instrument and services markets.  Our products include instruments that detect, measure and monitor gases and chemical compounds.  We continually seek growth opportunities through technological and product improvement, by acquiring and developing new products, and acquiring new companies.

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

Our ongoing plans for growth include substantial funding for research and development to foster new product development together with strategic acquisitions where appropriate.

Products

Our permeation products consist of instruments and services that measure the rate at which various gases and vapors transmit through a variety of materials.  This is our original business, and still contributes the largest portion of our consolidated revenues.  These products perform measurements under precise temperature, pressure and relative humidity conditions.  The principal market for these products consists of manufacturers of packaging materials and the users of such materials such as companies in the food, beverage, pharmaceutical and consumer product industries.  We invest a portion of our R&D dollars each year on new product development in this area, which has resulted in continuous growth and market leadership.  For example, our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries.

For permeation customers who do not desire to purchase our instrumentation, we offer a range of consulting and testing services.  This part of our business is also growing and we are expanding the model beyond the borders of North America.  Today, we have MOCON-owned laboratories in the United States, Germany and China, and collaborative laboratories in India, Canada and Ireland.  We hope to have an additional collaborative laboratory in South America in the near future.

The instruments in our packaging products group are used to measure leaks and to analyze the gaseous headspace of sealed packages, as applied in the food, beverage, pharmaceutical, medical device and other industries.  We have recently developed and introduced our OpTech®-O2 Platinum oxygen analyzer which incorporates sensor technology developed by Luxcel Biosciences Limited (Luxcel).  This instrument is able to measure the oxygen concentration in food, beverage, pharmaceutical or medical device packages without piercing the package.  This new technology enables manufacturers in these industries to track and trace their products during the manufacturing and distribution phase, and follow changes in oxygen levels as they occur.

We also manufacture advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and homeland security.  The two principal instruments in this group are the gas chromatographs and total hydrocarbon analyzers.  These instruments are typically installed in fixed locations at the monitoring sites and generally perform their functions of detecting and measuring various hydrocarbons continually or at regular intervals.  Our new BevAlert® system tests the purity of carbon dioxide used to carbonate soft drinks, beer and mineral waters around the world.  As manufacturers of these consumer beverages expand their businesses and operations, especially into developing countries, they are increasingly investing in better instrumentation to ensure the final product is free of contaminants.  Our BevAlert system is well suited to addressing the concerns of manufacturers of beverages, and we believe this is a growth opportunity for us, as our sales of the BevAlert system have been ramping up over the past two years.  We also manufacture and sell gas sensors and detectors which are sold to original equipment manufacturers (OEMs) of mobile monitoring equipment.

Our newest product offering is focused on the food safety market.  With the sensor technologies and expertise we acquired with our recent investment in Luxcel, coupled with our instrumentation expertise, we developed our GreenLight™ food safety test apparatus.  This breakthrough technology permits, for the first time, determination of the presence or absence of bacteria in food products or ingredients in as little as one to six hours.  This is a dramatic improvement over the 48 to 72 hour tests currently being used by the food industry.  There are two models of the GreenLight currently available, with another to follow in mid-2011.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Sales	100.0	100.0
Cost of sales	35.9	39.0
Gross profit	64.1	61.0
Selling, general and administrative expenses	35.3	38.6
Research and development expenses	6.1	7.7
Operating income	22.7	14.7
Other income, net	0.1	3.8
Income before income taxes	22.8	18.5
Income taxes	8.2	5.5
Net income	14.6	13.0

Comparison of Financial Results for the Three-Month Periods Ended March 31, 2011 and 2010

Sales

Sales for the three-month period ended March 31, 2011 were $9,075,000, up 28% compared to $7,093,000 for the same period in 2010.  We experienced increases in all four of our major product groups as we continue to see signs of improvement in the global economy.  Sales to domestic and foreign customers increased 20% and 34%, respectively, over the prior year.  Domestic and foreign sales accounted for 43% and 57%, respectively, of our consolidated first quarter sales in 2011, and 45% and 55% of our consolidated sales, respectively, for the same period in 2010.  Sales in Asia increased 51% in the current quarter compared to the first quarter in 2010 with South Korea, Turkey and the Philippines accounting for the majority of the increase.

The following table summarizes total sales by product line for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Permeation products and services	$5,650,674	$4,119,512
Gas analyzers, sensors and detectors	1,520,644	1,325,634
Packaging products and services	1,233,080	1,060,642
Other instruments and services	670,225	587,535
Total sales	$9,074,623	$7,093,323

The following table sets forth the relationship between various components of domestic and foreign sales for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Domestic sales	$3,864,087	$3,208,919
Foreign sales:
Europe	2,213,285	1,841,123
Asia	2,092,889	1,385,351
Other	904,362	657,930
Total foreign sales	5,210,536	3,884,404
Total sales	$9,074,623	$7,093,323

Permeation Products and Services — Sales of our permeation products and services increased 37% for the first quarter ended March 31, 2011 compared to the same period in the prior year, and accounted for 62% and 58% of our consolidated first quarter sales in 2011 and 2010, respectively.  We believe this increase is partially related to the need for packaging suppliers to develop environmentally friendly packaging materials.  The increase in sales came from both our domestic and foreign markets, as domestic and foreign sales of permeation products and services increased 67% and 25%, respectively, for the first quarter 2011 compared to the same period in 2010.

Gas Analyzers, Sensors and Detectors — Sales of our gas analyzers, sensors and detector products and services, which accounted for 17% and 19% of our consolidated first quarter sales in 2011 and 2010, respectively, increased 15% during the first quarter 2011 compared to the same period in 2010.  Within this group, sales of total hydrocarbon analyzer instruments for use primarily in the environmental monitoring and well-logging areas, accounted for the majority of the increase.

Packaging Products and Services — Sales of our packaging products and services, which accounted for 14% and 15% of our consolidated first quarter sales in 2011 and 2010, respectively, increased 16% during the first quarter 2011 compared to the same period in 2010.  This group consists of headspace analyzers and leak detection instruments.  The growth in the current quarter came from both our domestic and foreign markets due exclusively to increased sales of headspace analyzers.

Other Instruments and Services — Sales in our other instruments and services category, which accounted for 7% and 8% our consolidated first quarter sales in 2011 and 2010, respectively, increased 14% in the first quarter 2011, compared to the same period in 2010.  This increase was primarily the result of increased sales of specialty projects performed by our analytical testing and consulting groups and non-MOCON products sold by our German subsidiary.

Gross Profit

The gross profit margin for our product sales was 65.2% for the three-month period ended March 31, 2011, compared to 62.4% for the three-month period ended March 31, 2010.  This increase was due primarily to the favorable sales mix and higher production volume in the first quarter 2011.  The gross profit margins for our consulting services were 53.3% and 46.7%, respectively, for the three-month periods ended March 31, 2011 and 2010.  This increase was due primarily to the higher sales volume in the current quarter which more adequately covered our fixed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,205,000 in the three-month period ended March 31, 2011, compared to $2,734,000 in the same period of 2010.  The increase was primarily related to increased headcount, benefits and incentive compensation, and travel and marketing expense.

Research and Development Expenses

Research and development expenses were $557,000, or 6.1% of sales in the first quarter 2011, compared to $548,000, or 7.7% of sales, in the same period of 2010.  The current period expense of $557,000 is net of approximately $87,000 received from Luxcel for certain collaborative research efforts.  We are committed to spending 6% to 8% of our annual consolidated sales on research and development efforts.

Other Income

Other income for the three-month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Interest income	$21,095	$29,743
Foreign currency exchange gain (loss)	(8,563)	238,533
Other	138	1,592
	$12,670	$269,868

The foreign currency gain in the first quarter 2010 was primarily the result of adjusting a euro-based intercompany loan obligation to market value at March 31, 2010.

Income Tax Expense

Our provision for income taxes was 36.2% and 29.9% of income before income taxes for the first quarters ended March 31, 2011 and 2010, respectively.  The higher rate in the first quarter 2011 was due to certain discrete adjustments which will not affect the core effective tax rate for the year.  The lower rate in the first quarter 2010 was due primarily to foreign tax credits generated by the repatriation of funds from Germany.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2011 to be in the range of 31% to 34%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $1,317,000 in the first quarter 2011, compared to $922,000 in the first quarter 2010.  Diluted net income per share was $0.24 and $0.17 in the first quarters of 2011 and 2010, respectively.

Liquidity and Capital Resources

We have historically financed our operations, capital equipment and other cash requirements through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $1,838,000 during the first three months of 2011 to $14,239,000 as of March 31, 2011, compared to $12,401,000 at December 31, 2010.  The increase was primarily due to the cash provided by operating activities in the amount of $2,355,000.  Our working capital as of March 31, 2011 was consistent, decreasing $62,000 to $13,705,000 as compared to $13,767,000 at December 31, 2010.

We invest a large portion of our available cash in highly liquid marketable securities consisting primarily of certificates of deposits, municipal bonds, and money market funds.  Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain.

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

One of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of, or investments in, businesses, products and/or technologies.  In this regard, in January 2010, we made the investment in Luxcel, to help us establish a stronger presence in the food safety market.  If we consummate one or more additional acquisition or investment opportunities, the cost of which exceeds our existing cash resources, we may need to fund such activities with a portion of our cash balances and debt and/or equity financing.  If we need to raise additional capital, an equity-based or equity-linked financing may be used which could be dilutive to existing shareholders.  If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $2,355,000 and

$1,487,000 in the first three months of 2011 and 2010, respectively.  The key components of the cash provided by operating activities in 2011 were the income for the period, decreases in accounts receivable and prepaid income taxes and an increase in accounts payable, partially offset by a decrease in the accrual for compensation and related expenses, and an increase in inventories.

Cash Flow from Investing Activities

Cash used in investing activities totaled $2,214,000 and $1,810,000 in the first three months of 2011 and 2010, respectively. The primary reasons for cash used in investing activities in 2011 were the net purchases of marketable securities of $1,970,000 and capital expenditures of $216,000, the majority of which relates to laboratory and production equipment.

Cash Flow from Financing Activities

Cash used in financing activities totaled $398,000 and $361,000 in the first three months of 2011 and 2010, respectively.  During the first three months of 2011 and 2010, we made dividend payments to our shareholders of $500,000 and $467,000, respectively.  Partially offsetting the impact of the dividend payments were the proceeds from the exercise of stock options in the amounts of $78,000 and $104,000, respectively, in the first three months of 2011 and 2010.

We currently are not authorized by our Board of Directors to make repurchases of our common stock.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2010 for a summary of our contractual obligations.  In May 2010, we entered into a foreign currency forward exchange contract to act as a hedge against fluctuations in a euro-denominated intercompany note.  This contract had a notional amount totaling approximately $3,089,000, bearing an exchange rate of 1.2358 U.S. dollars per euro and matured in January 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  As a result, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Recently Issued Accounting Guidance

There was no new accounting guidance issued during the first three months of 2011 that was applicable to our company.

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

Allowance for doubtful accounts and sales returns — Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers.  In the event we determine that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of March 31, 2011, we had $150,000 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories — We perform a quarterly analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence and the on-hand quantities relative to the sales history of that component.  We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of March 31, 2011, we had $332,000 accrued for excess and obsolete inventories.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of March 31, 2011, we had $220,000 accrued for future estimated warranty claims.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At March 31, 2011 and December 31, 2010, we provided a valuation allowance in the approximate amount of $318,000 against our net deferred tax assets, related primarily to the capital loss carryforward.

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

•                  The recent events in Japan could negatively impact our sales;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or could otherwise materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2010 under the heading “Part I — Item 1A.  Risk Factors” on pages 9 through 14 of such report.

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

Item 3.                                             Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

All of our marketable securities, some of which are insured by the FDIC, are at fixed interest rates and mature within less than three years; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1A.                                   Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended December 31, 2010 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.                                             Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the first quarter ended March 31, 2011 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 12,137 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the first quarter ended March 31, 2011.

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

MOCON, INC.

Date: May 13, 2011	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2011

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