Form 10-Q
period 2011-06-30
MOCON INC
filed 2011-08-12
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

5,344,634 Common Shares were outstanding as of July 31, 2011.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2011

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$7,520,134	$6,955,248
Marketable securities, current	1,684,897	1,058,275
Trade accounts receivable, less allowance for doubtful accounts of $151,423 in 2011 and $183,291 in 2010	4,564,458	5,646,501
Other receivables	174,407	449,464
Inventories	4,581,189	4,141,496
Prepaid income taxes	—	392,436
Prepaid expenses, other	569,471	415,981
Deferred income taxes	310,419	339,526
Total current assets	19,404,975	19,398,927

Marketable securities, noncurrent	7,028,000	4,387,449
Property, plant and equipment, net of accumulated depreciation of $4,340,737 in 2011 and $4,092,578 in 2010	2,889,750	2,842,955
Goodwill	3,316,490	3,160,858
Investment in affiliated company	3,597,500	3,313,250
Technology rights and other intangibles, net	839,408	765,896
Deferred income taxes	344,202	385,227
Other assets	85,805	83,948

TOTAL ASSETS	$37,506,130	$34,338,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,035,199	$1,926,982
Compensation and related expenses	1,814,548	2,093,085
Other accrued expenses	348,107	329,304
Accrued product warranties	208,452	217,819
Accrued income taxes	80,385	—
Dividends payable	534,201	500,235
Deferred revenue	675,065	564,790
Total current liabilities	5,695,957	5,632,215

Obligations to former employees	54,350	50,055
Accrued income taxes	278,208	247,629
Total noncurrent liabilities	332,558	297,684

Total liabilities	6,028,515	5,929,899

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,342,009 shares in 2011 and 5,265,636 shares in 2010	534,201	526,564
Additional paid-in capital	1,821,844	922,272
Retained earnings	28,699,811	27,220,871
Accumulated other comprehensive income (loss)	421,759	(261,096)
Total stockholders’ equity	31,477,615	28,408,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,506,130	$34,338,510

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales:
Products	$8,369,542	$6,740,834	$16,560,132	$13,198,035
Consulting services	712,484	610,437	1,596,517	1,246,559
Total sales	9,082,026	7,351,271	18,156,649	14,444,594

Cost of sales:
Products	3,094,881	2,527,703	5,941,254	4,955,882
Consulting services	407,379	329,276	820,315	668,256
Total cost of sales	3,502,260	2,856,979	6,761,569	5,624,138

Gross profit	5,579,766	4,494,292	11,395,080	8,820,456

Selling, general and administrative expenses	3,148,883	2,700,585	6,354,031	5,434,148

Research and development expenses	685,928	522,778	1,243,284	1,070,526

Operating income	1,744,955	1,270,929	3,797,765	2,315,782

Other income, net	35,556	289,349	48,226	559,217

Income before income taxes	1,780,511	1,560,278	3,845,991	2,874,999

Income taxes	556,387	468,507	1,304,559	861,107

Net income	$1,224,124	$1,091,771	$2,541,432	$2,013,892

Net income per common share:
Basic	$0.23	$0.21	$0.48	$0.39
Diluted	$0.22	$0.20	$0.46	$0.38

Weighted average common shares outstanding:
Basic	5,311,817	5,197,012	5,290,059	5,189,122
Diluted	5,583,660	5,376,398	5,528,880	5,345,158

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,541,432	$2,013,892
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	194,841	131,846
Loss on disposition of long-term assets	1,000	3,009
Depreciation and amortization	292,114	255,370
Deferred income taxes	41,025	(119,535)
Excess tax benefit from employee stock plans	(63,497)	(4,377)
Changes in operating assets and liabilities:
Trade accounts receivable	1,158,394	12,942
Other receivables	278,561	(15,379)
Inventories	(386,568)	96,532
Prepaid income taxes	460,537	205,711
Prepaid expenses, other	(150,609)	(193,936)
Accounts payable	11,983	213,015
Compensation and related expenses	(299,099)	89,081
Other accrued expenses	16,381	(7,210)
Accrued product warranties	(13,858)	(13,983)
Accrued income taxes	130,872	12,003
Deferred revenue	110,275	(9,828)
Net cash provided by operating activities	4,323,784	2,669,153

Cash flows from investing activities:
Purchases of marketable securities	(3,721,053)	(497,015)
Proceeds from maturities of marketable securities	453,880	2,714,121
Purchases of property, plant and equipment	(280,637)	(596,987)
Proceeds from sale of property and equipment	—	7,605
Cash paid for patent and trademark registrations	(84,754)	(47,919)
Other	(1,857)	(1,761)
Cash paid for investment in affiliated companies	—	(3,633,909)
Net cash used in investing activities	(3,634,421)	(2,055,865)

Cash flows from financing activities:
Proceeds from the exercise of stock options	648,871	163,308
Excess tax benefit from employee stock plans	63,497	4,377
Dividends paid	(1,028,527)	(960,421)
Net cash used in financing activities	(316,159)	(792,736)

Effect of exchange rate changes on cash and cash equivalents	191,682	(812,257)

Net increase (decrease) in cash and cash equivalents	564,886	(991,705)

Cash and cash equivalents:
Beginning of period	6,955,248	9,393,127
End of period	$7,520,134	$8,401,422

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$790,752	$762,930

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$534,201	$493,933
Purchases of fixed assets and intangibles in accounts payable	$32,852	$749,997

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at June 30, 2011, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the Securities and Exchange Commission.

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

In December 2010, the FASB issued amended guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  We adopted the modified guidance on January 1, 2011.  We do not expect that the adoption of the modified guidance will have an impact on our consolidated financial statements.

We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Note 2 — Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Finished products	$780,247	$727,718
Work-in-process	1,673,651	1,652,605
Raw materials	2,127,291	1,761,173
	$4,581,189	$4,141,496

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three- and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted shares of common stock outstanding — basic	5,311,817	5,197,012	5,290,059	5,189,122
Weighted shares of common stock assumed upon exercise of stock options	271,843	179,386	238,821	156,036
Weighted shares of common stock outstanding — diluted	5,583,660	5,376,398	5,528,880	5,345,158

Outstanding stock options totaling 131,663 and 221,963 for the three- and six-month periods ended June 30, 2010, respectively, have been excluded from the net income per common share calculations because the effect on net income per common share would not have been dilutive.

Note 4 — Goodwill and Intangible Assets

As of June 30, 2011 and December 31, 2010, goodwill amounted to $3,316,490 and $3,160,858, respectively.  The increase was primarily due to foreign currency translation relating to the acquisition of Paul Lippke Handels-GmbH.  Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of June 30, 2011
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,174,358	$(429,391)	$744,967	10 to 17 years
Trademarks and trade names	512,139	(431,031)	81,108	5 to 17 years
Other intangibles	80,000	(66,667)	13,333	1 year
	$1,766,497	$(927,089)	$839,408

	As of December 31, 2010
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,075,437	$(412,678)	$662,759	10 to 17 years
Trademarks and trade names	495,850	(419,380)	76,470	5 to 17 years
Other intangibles	778,596	(751,929)	26,667	3 years
	$2,349,883	$(1,583,987)	$765,896

Total amortization expense for the three-month periods ended June 30, 2011 and 2010 was $21,163 and $24,312, respectively, and $41,698 and $48,154 for the six-month periods ended June 30, 2011 and 2010.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2011 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of June 30, 2011 is as follows:

Estimated Expense
2011	$42,185
2012	$52,528
2013	$48,213
2014	$37,789
2015	$33,137
2016 and thereafter	$226,052

Note 5 — Marketable Securities

Marketable securities at June 30, 2011 consist of municipal bonds and certificates of deposits, and are classified as held-to-maturity.  We classify our marketable securities as held-to-maturity due to our ability and intent to hold these securities until maturity or the call date as the case may be.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no impairment during the first six months of 2011, therefore, no adjustment to the amortized cost basis was made.  Currently, all of our marketable securities mature within two and one-half years.

The amortized cost and fair value for held-to-maturity securities by major security type at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$3,477,979	$14,312	$(634)	$3,491,657
Municipal bonds	5,234,918	10,482	(6,351)	5,239,049
	$8,712,897	$24,794	$(6,985)	$8,730,706

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$3,225,000	$—	$—	$3,225,000
Municipal bonds	2,220,724	1,811	(7,368)	2,215,167
	$5,445,724	$1,811	$(7,368)	$5,440,167

Note 6 — Comprehensive Income

Other comprehensive income adjustments pertain to foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$1,224,124	$1,091,771	$2,541,432	$2,013,892
Foreign currency translation adjustments	193,283	(1,043,809)	682,855	(1,805,188)
Comprehensive income	$1,417,407	$47,962	$3,224,287	$208,704

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

Luxcel has developed phosphorescence-based sensors that enable rapid, high-throughput screening and detection of bacterial contamination of food and beverages, non-invasive analysis of gases in food, beverage and pharmaceutical packaging, and a rapid evaluation of drug toxicity and metabolism for drug research and development.

The investment in Luxcel is carried on our balance sheet at the original purchase price, adjusted for currency fluctuations.  We believe that it is not feasible to readily determine the fair value of this investment.  Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of their products in the marketplace, and obtain regulatory approvals.  Luxcel has provided reimbursement for certain research and development costs incurred by us during the three- and six-month periods ended June 30, 2011 in the amounts of approximately $87,000 and $175,000, respectively, which have been reflected in the Condensed Consolidated Statements of Income as a reduction of research and development expenses.

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

Warranty provisions and claims for the three- and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$220,347	$194,097	$217,819	$209,710
Warranty provisions	26,720	62,860	98,777	101,505
Warranty claims	(38,615)	(69,305)	(108,144)	(123,563)
Ending balance	$208,452	$187,652	$208,452	$187,652

Note 9 — Income Taxes

As of June 30, 2011 and December 31, 2010, the liability for gross unrecognized tax benefits was $272,000 and $217,000, respectively.  Changes in gross unrecognized tax benefits during the six months ended June 30, 2011 consisted of a net increase of $26,000 for tax positions taken in the current year, and a $29,000 discrete item identified in the first quarter.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not materially change in the next twelve months.

At June 30, 2011, our 2009 Federal tax return was under review by the Internal Revenue Service.  In July 2011, the examination was closed without having a material impact on our provision for income taxes.

Note 10 — Stock-Based Compensation

As of June 30, 2011, we have reserved 523,400 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 817,538 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first six months of 2011.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total cost of stock-based compensation	$97,181	$65,686	$194,841	$131,846
Amount of income tax benefit recognized in earnings	(115,458)	(3,865)	(130,789)	(7,344)
Amount charged (credited) against net income	$(18,277)	$61,821	$64,052	$124,502

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

A summary of the option activity for the first six months of 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	912,562	$9.71	4.1	$2,962,426
Options granted	—	—	—
Options cancelled/expired	(1,200)	$11.03	—
Options exercised	(93,824)	$9.57	—
Outstanding at June 30, 2011	817,538	$9.73	3.6	$4,612,341

Exercisable at June 30, 2011	660,126	$9.31	3.1	$4,003,284

The total intrinsic value of options exercised was $324,954 and $20,938 during the three-month periods ended June 30, 2011 and 2010, respectively, and $458,642 and $136,713 during the first six months of 2011 and 2010, respectively.

A summary of the status of our unvested option shares as of June 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	185,812	$3.23
Options granted	—	—
Options cancelled	(1,150)	$2.86
Options vested	(27,250)	$3.95
Unvested at June 30, 2011	157,412	$2.55

As of June 30, 2011, there was $401,866 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  The total fair value of option shares vested during the three-month periods ended June 30, 2011 and 2010 was $53,819 and $27,880, respectively, and $107,638 and $55,760 during the six-month periods ended June 30, 2011 and 2010, respectively.

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

Overview

Description of Business

MOCON, Inc. designs, manufactures, markets and services products and provides consulting and testing services primarily in the measurement and analytical instrument and services markets.  Our products include instruments that detect, measure and monitor gases and chemical compounds.  We continually seek growth opportunities through technological and product improvement, by developing new products, and by acquiring new companies, new product lines, or rights to technologies.

We have three primary operating locations in the United States — Minnesota, Colorado and Texas — and we have foreign offices and laboratories in Germany and China.  We use a mix of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany and China, and we use a network of independent sales representatives to market and service our products and services in other foreign countries.

Historically, a significant portion of our sales has come from international customers.  In recognition of the importance of our international customers, we maintain a physical presence in Europe through our wholly-owned subsidiary located in Neuwied, Germany, and in Asia through a sales and service office and laboratory in Shanghai, China.

Our ongoing plans for growth include continued substantial funding for research and development to drive new product development, together with strategic acquisitions where appropriate.

Products

Our permeation products consist of instruments and services that measure the rate at which various gases and vapors permeate through a variety of materials.  This is our original business, and still contributes the largest portion of our consolidated revenues.  These products perform measurements under precise temperature, pressure and relative humidity conditions.  The principal market for these products consists of manufacturers of packaging materials and the users of such materials such as companies in the food, beverage, pharmaceutical and consumer product industries.  We invest a significant portion of our R&D dollars each year on new product development in this area, which has resulted in continuous growth and market leadership.  For example, our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries, and is used by customers to extend the life time and quality of these devices.

For permeation customers who do not desire to purchase our instrumentation, we offer a range of consulting and testing services.  This part of our business is also growing and we are expanding the model beyond the borders of North America.  Today, we have MOCON-owned laboratories in the United States, Germany and China, and collaborative laboratories in India, Canada and Ireland.  We plan to have additional collaborative laboratories in other countries in the near future.

The instruments in our packaging products group are used to measure leaks and to analyze the gaseous headspace of sealed packages, as applied in the food, beverage, pharmaceutical, medical device and other industries.  We have recently developed and introduced our OpTech®-O2 Platinum oxygen analyzer which incorporates proprietary sensor technology developed by Luxcel Biosciences Limited (Luxcel).  This instrument is able to measure the oxygen concentration in food, beverage, pharmaceutical or medical device packages without piercing the package.  This new technology enables manufacturers in these industries to track and trace their products during the manufacturing and distribution phase, and to follow changes in oxygen levels as they occur.  This is an important test for determining shelf-life, safety and quality.

We also manufacture advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and homeland security.  The two principal instruments in this group are gas chromatographs and total hydrocarbon analyzers.  These instruments are typically installed in fixed locations at the monitoring sites and generally perform their functions of detecting and measuring various hydrocarbons continually or at regular intervals.  Our new BevAlert® system tests the purity of carbon dioxide used to carbonate soft drinks, beer and mineral waters around the world.  As manufacturers of these consumer beverages expand their businesses and operations, especially into developing countries, they are increasingly investing in better instrumentation to ensure that the final product is free of contaminants.  Our BevAlert system is well suited to addressing the concerns of manufacturers of beverages, and we believe this is a growth opportunity for us, as our sales of the BevAlert system have been increasing over the past two years.  We also manufacture and sell gas sensors and detectors which are sold to original equipment manufacturers (OEMs) of mobile monitoring equipment.

Our newest product offering is focused on the food safety market.  With the sensor technologies and expertise we acquired with our recent investment in Luxcel, coupled with our core instrumentation capabilities, we developed our GreenLight™ food safety product line.  This breakthrough technology permits, for the first time, determination of the presence or absence of aerobic bacteria in food products or ingredients in as little as one to six hours.  This is a dramatic improvement over the 48 to 72 hour tests currently being used by the food industry.  There are three models of the GreenLight product line currently available, two of which were introduced in 2011.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	100.0	100.0	100.0	100.0
Cost of sales	38.6	38.9	37.2	39.0
Gross profit	61.4	61.1	62.8	61.0
Selling, general and administrative expenses	34.7	36.7	35.0	37.6
Research and development expenses	7.5	7.1	6.9	7.4
Operating income	19.2	17.3	20.9	16.0
Other income, net	0.4	3.9	0.3	3.9
Income before income taxes	19.6	21.2	21.2	19.9
Income taxes	6.1	6.4	7.2	6.0
Net income	13.5	14.8	14.0	13.9

Comparison of Financial Results for the Three- and Six-Month Periods Ended June 30, 2011 and 2010

Sales

Sales for the three-month period ended June 30, 2011 were $9,082,000, up 24% compared to $7,351,000 for the same period in 2010.  We experienced increases in the three major product groups as we continue to see signs of improvement in the global economy.  Sales to domestic and foreign customers increased 35% and 16%, respectively, over the prior year.  Domestic and foreign sales accounted for 43% and 57%, respectively, of our consolidated second quarter sales in 2011, and 40% and 60% of our consolidated sales, respectively, for the same period in 2010.  Sales increases in Europe, Australia, Canada and Korea were more than enough to offset declines in Japan, China, Saudi Arabia, Taiwan and the Philippines, which allowed us to post an overall increase in international sales for the second quarter in 2011.

Sales for the six-month period ended June 30, 2011 were $18,157,000, up 26% compared to $14,445,000 for the same period in 2010.  Sales increased in all four product groups with permeation instruments showing the largest improvement.  On a geographical basis, sales increased 27% and 25% in our domestic and foreign markets, respectively.  Domestic and foreign sales accounted for 43% and 57%, respectively, of our consolidated sales for the first six months of 2011, and 42% and 58% for the same period in 2010.

The following table summarizes total sales by product line for the three- and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Permeation products and services	$5,239,366	$4,074,539	$10,890,040	$8,194,051
Gas analyzers, sensors and detectors	1,742,412	1,442,712	3,263,056	2,768,346
Packaging products and services	1,535,546	1,256,825	2,768,626	2,317,467
Other instruments and services	564,702	577,195	1,234,927	1,164,730
	$9,082,026	$7,351,271	$18,156,649	$14,444,594

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Domestic sales	$3,919,449	$2,909,715	$7,783,536	$6,118,634
Foreign sales:
Europe	2,276,450	1,711,057	4,489,735	3,552,180
Asia	1,730,049	2,324,328	3,822,938	3,709,679
Other	1,156,078	406,171	2,060,440	1,064,101
Total foreign sales	5,162,577	4,441,556	10,373,113	8,325,960
	$9,082,026	$7,351,271	$18,156,649	$14,444,594

Permeation Products and Services — Sales of our permeation products and services increased 29% for the second quarter ended June 30, 2011 compared to the same period in the prior year, and accounted for 58% and 55% of our consolidated second quarter sales in 2011 and 2010, respectively.  We believe this increase is partially related to the emphasis being placed on sustainable packaging materials as well as sales to the electronics industry to address water vapor permeation in flexible displays, solar panels and OLEDs (optical light emitting displays).  The increase in sales came primarily in our domestic markets, as sales of permeation products and services to domestic customers increased 91% for the second quarter 2011 compared to the same period in 2010, while foreign sales increased 11% over the same period.

Sales of our permeation products and services, which accounted for 60% and 57% of our consolidated sales during the first six months in 2011 and 2010, increased 33% during the first six months of 2011 compared to the same period in 2010.  International sales of permeation products and services accounted for 66% of sales in this product group and increased 18% over the prior year.  Domestic sales accounted for 34% of this product group and increased 77% in the first six months of 2011 compared to the same period in the prior year.

Gas Analyzers, Sensors and Detectors — Sales of our gas analyzers, sensors and detector products and services, which accounted for 19% and 20% of our consolidated second quarter sales in 2011 and 2010, respectively, increased 21% during the second quarter 2011 compared to the same period in 2010.  Within this group, sales of gas chromatographs and OEM FID detectors to the energy sector accounted for the majority of the increase.

Sales of our gas analyzers, sensors and detector products and services, which accounted for 18% and 19% of our consolidated sales during the first six months in 2011 and 2010, respectively, increased 18% during the first six months of 2011 compared to the same period in 2010.  This increase is primarily due to sales of gas chromatographs and total hydrocarbon analyzers to the oil and gas exploration, industrial hygiene and environmental monitoring markets, as well as sales of OEM detectors for use in the energy market.

Packaging Products and Services — Sales of our packaging products and services, which accounted for 17% of our consolidated second quarter sales in both 2011 and 2010, increased 22% during the second quarter 2011 compared to the same period in 2010.  This group consists of headspace analyzers and leak detection instruments, both of which contributed to the growth in the second quarter 2011, primarily in the foreign markets.  We believe the growth in this product line is a result of adding additional sales people and targeting other markets besides food — i.e. medical, pharmaceutical and OEM applications.

Sales of our packaging products and services, which accounted for 15% and 16% of our consolidated sales during the first six months in 2011 and 2010, respectively, increased 19% during the first six months of 2011 compared to the same period in 2010.  Foreign sales of these products increased 29% in the first six months of 2011 compared to the prior year, while domestic shipments increased 13%.

Other Instruments and Services — Sales in our other instruments and services category, which accounted for 6% and 8% our consolidated second quarter sales in 2011 and 2010, respectively, decreased 2% in the second quarter 2011, compared to the same period in 2010.  This decrease was primarily the result of decreased demand for our multi-dimensional gas chromatography instruments and related services, as well as lower shipments of weighing and pharmaceutical products and services, offset somewhat by increases in sales of our analytical testing and consulting, and new products for the food safety market.

Sales in our other instruments and services category, which accounted for 7% and 8% of our consolidated sales during the first six months in 2011 and 2010, respectively, increased 6% during the first six months of 2011, compared to the same period in 2010.  This increase was due primarily to increased demand for our analytical testing and consulting, and new products for the food safety market, offset somewhat by decreases in sales of our gas chromatography instruments and services, and weighing and pharmaceutical products and services.

Gross Profit

The gross profit margin for our product sales was consistent at 63.0% for the three-month period ended June 30, 2011, compared to 62.5% for the three-month period ended June 30, 2010.  The gross profit margins for our consulting services were 42.8% and 46.1%, respectively, for the three-month periods ended June 30, 2011 and 2010.  This decrease was due to the varying margins between consulting service projects.

For the six months ended June 30, 2011 and 2010, the gross profit margins for our products were 64.1% and 62.4%, respectively.  This increase was the result of a favorable sales mix and manufacturing efficiencies realized through higher production volumes.  For the six months ended June 30, 2011 and 2010, the gross profit margins for our consulting services were 48.6% and 46.4%, respectively.  This improvement was due primarily to the higher sales volume in the current year which more adequately covered our fixed costs.

The overall gross profit margin varies from quarter to quarter depending on product mix and other factors.  However, our margins are within the expected range.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,149,000, or 34.7% of consolidated sales, in the three-month period ended June 30, 2011, compared to $2,701,000, or 36.7% of consolidated sales, in the same period of 2010.  The dollar increase in the current year was primarily related to increased travel and promotion, domestic sales commission, professional fees, and salary and related benefits stemming from a 10% employment increase, offset somewhat by lower bad debt expense.

SG&A expenses were $6,354,000 in the six-month period ended June 30, 2011, compared to $5,434,000 in the same period of 2010.  As a percentage, SG&A expenses were 35.0% and 37.6% of consolidated sales in the first six months of 2011 and 2010, respectively, due to the higher sales level in 2011.  The 2011 dollar increase was primarily related to higher salary and related benefits, incentive compensation, domestic sales commission and travel and promotion.  Those increases were somewhat offset by lower bad debt expense.

Research and Development Expenses

Research and development expenses were $686,000, or 7.5% of sales in the second quarter 2011, compared to $523,000, or 7.1% of sales, in the same period of 2010.  R&D expenses were $1,243,000, or 6.9% of sales in the first six months of 2011, compared to $1,071,000, or 7.4% of sales, in the same period of 2010.  The expenses for the three and six months ended June 30, 2011 are net of approximately $87,000 and $175,000, respectively, which was received from Luxcel as reimbursement for certain collaborative research efforts.  We intend to continue to spend 6% to 8% of our annual consolidated sales on research and development efforts, and a significant portion of R&D expenditures thus far in 2011 have been devoted to the food safety market.

Other Income

Other income for the three- and six-month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$29,173	$22,910	$50,268	$52,653
Foreign currency exchange gain (loss)	3,250	262,959	(5,313)	501,492
Other	3,133	3,480	3,271	5,072
	$35,556	$289,349	$48,226	$559,217

The foreign currency gains in the second quarter and six months ended June 30, 2010 were primarily the result of adjusting a euro-based intercompany loan obligation to market value at June 30, 2010.

Income Tax Expense

Our provision for income taxes was 31.2% and 30.0% of income before income taxes for the second quarters ended June 30, 2011 and 2010, respectively.  The lower rate in the second quarter 2010 was due primarily to foreign tax credits generated by the repatriation of funds from Germany.  For the six-month periods ended June 30, 2011 and 2010, our provision for income taxes was 33.9% and 30.0%, respectively.  The lower rate in the six-month period in 2010 was due primarily to foreign tax credits generated by the repatriation of funds from Germany.  In addition, the 2011 rate was higher due to certain discrete adjustments that were recognized in the first quarter.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2011 to be in the range of 31% to 34%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $1,224,000 in the second quarter 2011, compared to $1,092,000 in the second quarter 2010.  Diluted net income per share was $0.22 and $0.20 in the second quarters of 2011 and 2010, respectively.  For the six months ended June 30, 2011, net income was $2,541,000, or $0.46 per diluted share, compared to net income of $2,014,000, or $0.38 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital equipment and other cash requirements through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $3,832,000 during the first six months of 2011 to $16,233,000 as of June 30, 2011, compared to $12,401,000 at December 31, 2010.  The increase was primarily due to the cash provided by operating activities in the amount of $4,324,000.  Our working capital as of June 30, 2011 was consistent at $13,709,000, decreasing only $58,000 compared to $13,767,000 at December 31, 2010.

We invest a large portion of our available cash in highly liquid marketable securities consisting primarily of certificates of deposits, municipal bonds, and money market funds.  Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain.

We believe that a combination of our existing cash, cash equivalents and marketable securities, and an expected continuation of cash flow from operations, will continue to be adequate to fund our operations and working capital, capital expenditures, dividend payments and any stock repurchases that our board of directors may authorize, for at least the next twelve months.  We currently do not have any committed lines of credit or other credit facilities.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $4,324,000 and $2,669,000 in the first six months of 2011 and 2010, respectively.  The key components of the cash provided by operating activities in 2011 were the income for the period and decreases in accounts receivable and prepaid income taxes, partially offset by an increase in inventories and a decrease in the accrual for compensation and related expenses.

Cash Flow from Investing Activities

Cash used in investing activities totaled $3,634,000 and $2,056,000 in the first six months of 2011 and 2010, respectively.  The primary reasons for cash used in investing activities in 2011 were the net purchases of marketable securities of $3,267,000 and capital expenditures of $281,000, the majority of which relates to laboratory and production equipment.

Cash Flow from Financing Activities

Cash used in financing activities totaled $316,000 and $793,000 in the first six months of 2011 and 2010, respectively.  During the first six months of 2011 and 2010, we made dividend payments to our shareholders of $1,029,000 and $960,000, respectively.  Partially offsetting the impact of the dividend payments were the proceeds from the exercise of stock options in the amounts of $649,000 and $163,000, respectively, in the first six months of 2011 and 2010.

We currently are not authorized by our Board of Directors to make repurchases of our common stock.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2010 for a summary of our contractual obligations

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

Recently Issued Accounting Guidance

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  For public companies, ASU No. 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted.  Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

Allowance for doubtful accounts and sales returns — Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers.  In the event we determine that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of June 30, 2011, we had $151,000 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories — We perform a quarterly analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence and the on-hand quantities relative to the sales history of that component.  We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of June 30, 2011, we had $325,000 accrued for excess and obsolete inventories.

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

Accrued product warranties — Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of June 30, 2011, we had $208,000 accrued for future estimated warranty claims.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At June 30, 2011 and December 31, 2010, we provided a valuation allowance in the approximate amount of $318,000 against our net deferred tax assets, related to the capital loss carryforward.

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

•                  The natural disaster in Japan could continue to negatively impact our sales;

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

•                  Effects of any potential litigation;

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

Our foreign operations expose us to foreign currency exchange risk when the euro and yuan currency results of operations are translated to U.S. dollars.  We historically have not experienced any material foreign currency translation gains or losses, however, we realized a foreign currency transaction gain in the first half of 2010 relating to the valuation of a euro-denominated intercompany loan which originated in the first quarter 2010.  To mitigate the effect of any further currency fluctuations, we purchased a foreign currency forward contract which acted as a hedge against any additional gains or losses.  This contract, with a notional amount totaling approximately $3,089,000, matured in January 2011, which coincided with the settlement of the intercompany loan.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                             Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the second quarter ended June 30, 2011 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 5,314 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the second quarter ended June 30, 2011.

Item 6.                                             Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
3.2	Third Restated Bylaws, as amended

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.* (furnished herewith)

*                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: August 12, 2011	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2011

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.2	Third Restated Bylaws, as amended	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

Furnished herewith

*      Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.