Form 10-Q
period 2011-09-30
MOCON INC
filed 2011-11-14
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011

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

5,415,458 Common Shares were outstanding as of October 31, 2011.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2011

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$7,398,896	$6,955,248
Marketable securities, current	3,259,708	1,058,275
Trade accounts receivable, less allowance for doubtful accounts of $158,421 in 2011 and $183,291 in 2010	4,516,942	5,646,501
Other receivables	114,880	449,464
Inventories	4,545,200	4,141,496
Prepaid income taxes	241,063	392,436
Prepaid expenses, other	648,452	415,981
Deferred income taxes	310,419	339,526
Total current assets	21,035,560	19,398,927

Marketable securities, noncurrent	6,636,128	4,387,449
Property, plant and equipment, net of accumulated depreciation of $4,071,925 in 2011 and $4,092,578 in 2010	2,985,763	2,842,955
Goodwill	3,207,944	3,160,858
Investment in affiliated company	3,399,250	3,313,250
Technology rights and other intangibles, net	875,752	765,896
Deferred income taxes	344,202	385,227
Other assets	85,665	83,948

TOTAL ASSETS	$38,570,264	$34,338,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,834,147	$1,926,982
Compensation and related expenses	1,964,173	2,093,085
Other accrued expenses	403,501	329,304
Accrued product warranties	206,962	217,819
Dividends payable	541,289	500,235
Deferred revenue	853,332	564,790
Total current liabilities	5,803,404	5,632,215

Obligations to former employees	51,355	50,055
Accrued income taxes	252,603	247,629
Total noncurrent liabilities	303,958	297,684

Total liabilities	6,107,362	5,929,899

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,412,885 shares in 2011 and 5,265,636 shares in 2010	541,289	526,564
Additional paid-in capital	2,384,217	922,272
Retained earnings	29,674,857	27,220,871
Accumulated other comprehensive loss	(137,461)	(261,096)
Total stockholders’ equity	32,462,902	28,408,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,570,264	$34,338,510

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales:
Products	$8,721,477	$7,070,155	$25,281,609	$20,268,190
Consulting services	741,339	679,047	2,337,856	1,925,606
Total sales	9,462,816	7,749,202	27,619,465	22,193,796

Cost of sales:
Products	3,074,799	2,708,213	9,016,053	7,664,095
Consulting services	410,876	399,753	1,231,191	1,068,009
Total cost of sales	3,485,675	3,107,966	10,247,244	8,732,104

Gross profit	5,977,141	4,641,236	17,372,221	13,461,692

Selling, general and administrative expenses	3,131,135	2,567,261	9,485,166	8,001,409

Research and development expenses	597,454	521,108	1,840,738	1,591,634

Operating income	2,248,552	1,552,867	6,046,317	3,868,649

Other income (expense), net	(5,950)	17,978	42,276	577,195

Income before income taxes	2,242,602	1,570,845	6,088,593	4,445,844

Income taxes	725,834	541,976	2,030,393	1,403,083

Net income	$1,516,768	$1,028,869	$4,058,200	$3,042,761

Net income per common share:
Basic	$0.28	$0.20	$0.76	$0.59
Diluted	$0.27	$0.19	$0.73	$0.57

Weighted average common shares outstanding:
Basic	5,365,634	5,205,667	5,315,251	5,194,637
Diluted	5,628,563	5,371,989	5,554,365	5,336,492

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,058,200	$3,042,761
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	291,873	196,852
Loss on disposition of long-term assets	6,411	4,399
Depreciation and amortization	448,007	401,822
Deferred income taxes	41,025	(125,049)
Excess tax benefit from employee stock plans	(143,575)	(8,623)
Changes in operating assets and liabilities:
Trade accounts receivable	1,143,380	(7,376)
Other receivables	335,326	(357,458)
Inventories	(393,969)	(115,352)
Prepaid income taxes	156,873	92,525
Prepaid expenses, other	(232,903)	(217,398)
Accounts payable	(207,661)	274,980
Compensation and related expenses	(135,082)	147,548
Other accrued expenses	70,483	74,330
Accrued product warranties	(11,242)	(4,892)
Accrued income taxes	183,085	20,099
Deferred revenue	288,542	25,511
Net cash provided by operating activities	5,898,773	3,444,679

Cash flows from investing activities:
Purchases of marketable securities	(5,066,053)	(3,890,040)
Proceeds from maturities of marketable securities	615,941	3,540,681
Purchases of property, plant and equipment	(436,050)	(1,251,158)
Proceeds from sale of property and equipment	719	7,528
Cash paid for patent and trademark registrations	(161,716)	(67,569)
Other	(1,717)	(2,641)
Cash paid for investment in affiliated companies	—	(3,633,909)
Net cash used in investing activities	(5,048,876)	(5,297,108)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,041,222	252,596
Excess tax benefit from employee stock plans	143,575	8,623
Dividends paid	(1,563,161)	(1,454,354)
Net cash used in financing activities	(378,364)	(1,193,135)

Effect of exchange rate changes on cash and cash equivalents	(27,885)	(202,246)

Net increase (decrease) in cash and cash equivalents	443,648	(3,247,810)

Cash and cash equivalents:
Beginning of period	6,955,248	9,393,127
End of period	$7,398,896	$6,145,317

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,768,401	$1,415,508

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$541,289	$497,565
Purchases of fixed assets and intangibles in accounts payable	$104,308	$318,946

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at September 30, 2011, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with the Securities and Exchange Commission.

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

Note 2 — Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished products	$801,115	$727,718
Work-in-process	1,620,128	1,652,605
Raw materials	2,123,957	1,761,173
	$4,545,200	$4,141,496

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted shares of common stock outstanding – basic	5,365,634	5,205,667	5,315,251	5,194,637
Weighted shares of common stock assumed upon exercise of stock options	262,929	166,322	239,114	141,855
Weighted shares of common stock outstanding – diluted	5,628,563	5,371,989	5,554,365	5,336,492

Outstanding stock options totaling 130,863 and 220,513 for the three- and nine-month periods ended September 30, 2010, respectively, have been excluded from the net income per common share calculations because the effect on net income per common share would be anti-dilutive.

Note 4  – Goodwill and Intangible Assets

As of September 30, 2011 and December 31, 2010, goodwill amounted to $3,207,944 and $3,160,858, respectively.  The increase was primarily due to foreign currency translation.  Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of September 30, 2011
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,228,498	$(437,905)	$790,593	10 to 17 years
Trademarks and trade names	515,731	(437,239)	78,492	5 to 17 years
Other intangibles	80,000	(73,333)	6,667	3 years
	$1,824,229	$(948,477)	$875,752

	As of December 31, 2010
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,075,437	$(412,678)	$662,759	10 to 17 years
Trademarks and trade names	495,850	(419,380)	76,470	5 to 17 years
Other intangibles	778,596	(751,929)	26,667	3 years
	$2,349,883	$(1,583,987)	$765,896

Total amortization expense for the three-month periods ended September 30, 2011 and 2010 was $21, 388 and $23,198, respectively, and $63,086 and $71,352 for the nine-month periods ended September 30, 2011 and 2010, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency.  Estimated amortization expense for the remainder of 2011 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of September 30, 2011 is as follows:

Estimated Expense
2011	$20,889
2012	$52,749
2013	$48,434
2014	$38,010
2015	$33,358
2016 and thereafter	$226,181

Note 5  – Marketable Securities

Marketable securities at September 30, 2011 consist of municipal bonds and certificates of deposits, and are classified as held-to-maturity due to our ability and intent to hold these securities until maturity or the call date as the case may be.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no other than temporary impairment during the first nine months of 2011; therefore, no adjustment to the amortized cost basis was made.  Currently, all of our marketable securities mature within two and one-half years.

The amortized cost and fair value for held-to-maturity securities by major security type at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$4,947,981	$15,111	$(5,278)	$4,957,814
Municipal bonds	4,947,855	12,871	(2,620)	4,958,106
	$9,895,836	$27,982	$(7,898)	$9,915,920

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$3,225,000	$—	$—	$3,225,000
Municipal bonds	2,220,724	1,811	(7,368)	2,215,167
	$5,445,724	$1,811	$(7,368)	$5,440,167

Note 6  – Comprehensive Income

Other comprehensive income adjustments pertain to foreign currency translation adjustments that are not included in net income but rather are recorded directly in stockholders’ equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,516,768	$1,028,869	$4,058,200	$3,042,761
Foreign currency translation adjustments	(559,220)	1,200,538	123,635	(604,650)
Comprehensive income	$957,548	$2,229,407	$4,181,835	$2,438,111

Note 7  – Investment in Affiliated Company

In January 2010, we acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland.  The investment of approximately $3,625,000 amounted to a 16.9% equity interest in Luxcel.  We have evaluated the cost versus equity method of accounting for our investment in Luxcel and determined that we do not have the ability to exercise significant influence over the operating and financial policies of Luxcel and, therefore, account for our investment on a cost basis.  In addition, we acquired warrants to purchase an additional 375,000 shares at €2.24 per share at any time within three years from the date of the initial investment.

Luxcel has developed phosphorescence-based sensors that enable rapid, high-throughput screening and detection of bacterial contamination of food and beverages, non-invasive analysis of gases in food, beverage and pharmaceutical packaging, and a rapid evaluation of drug toxicity and metabolism for drug research and development.

The investment in Luxcel is carried on our balance sheet at the original purchase price, adjusted for currency fluctuations.  We believe that it is not feasible to readily determine the fair value of this investment.  Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of their products in the marketplace, and obtain regulatory approvals.  Luxcel has provided reimbursement for certain research and development costs incurred by us during the first nine months of 2011 in the amount of approximately $175,000, which has been reflected in the Condensed Consolidated Statements of Income as a reduction of research and development expenses.

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

Warranty provisions and claims for the three- and nine-month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$208,452	$187,652	$217,819	$209,710
Warranty provisions	53,659	94,541	152,436	196,046
Warranty claims	(55,149)	(80,070)	(163,293)	(203,633)
Ending balance	$206,962	$202,123	$206,962	$202,123

Note 9  – Income Taxes

As of September 30, 2011 and December 31, 2010, the liability for gross unrecognized tax benefits was $222,000 and $217,000, respectively.  Changes in gross unrecognized tax benefits during the nine months ended September 30, 2011 consisted of an increase of $26,000 for tax positions taken in the current year, and decreases totaling $21,000 for discrete items relating to the recent IRS examination and the expiration of certain applicable statutes of limitations.  It is expected that the amount of unrecognized tax benefits for positions which we have identified will not materially change in the next twelve months.

In July 2011, the Internal Revenue Service completed its examination of our 2009 Federal income tax return.  The audit was completed without having a material impact on our provision for income taxes.

Note 10  – Stock-Based Compensation

As of September 30, 2011, we have reserved 524,200 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 731,938 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  We issue new shares of common stock upon exercise of stock options.  There were no options granted in the first nine months of 2011.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total cost of stock-based compensation	$97,378	$65,006	$291,873	$196,852
Amount of income tax benefit recognized in earnings	(11,009)	(9,630)	(83,593)	(16,974)
Amount charged against net income	$86,369	$55,376	$208,280	$179,878

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

A summary of the option activity for the first nine months of 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	912,562	$9.71	4.1	$2,962,426
Options granted	—	—	—
Options cancelled/expired	(5,075)	$8.49	—
Options exercised	(175,549)	$8.32	—
Outstanding at September 30, 2011	731,938	$10.06	3.7	$4,160,101

Exercisable at September 30, 2011	588,951	$9.74	3.3	$3,534,004

The total intrinsic value of options exercised was $683,982 and $377,770 during the three-month periods ended September 30, 2011 and 2010, respectively, and $1,142,624 and $512,730 during the first nine months of 2011 and 2010, respectively.

A summary of the status of our unvested option shares as of September 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	185,812	$3.23
Options granted	—	—
Options cancelled	(1,950)	$2.92
Options vested	(40,875)	$3.95
Unvested at September 30, 2011	142,987	$3.03

As of September 30, 2011, there was $302,634 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  The total fair value of option shares vested during the three-month periods ended September 30, 2011 and 2010 was $53,819 and $27,880, respectively, and $161,457 and $83,640 during the nine-month periods ended September 30, 2011 and 2010, respectively.

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

We have three primary operating locations in the United States – Minnesota, Colorado and Texas – and we have foreign offices and laboratories in Germany and China.  We use a mix of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany and China, and we use a network of independent sales representatives to market and service our products and services in other foreign countries.

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

The instruments in our package testing products group are used to measure leaks and to analyze the gaseous headspace of sealed packages, as applied in the food, beverage, pharmaceutical, medical device and other industries.  We have recently developed and introduced our OpTech®-O2 Platinum oxygen analyzer which incorporates proprietary sensor technology developed by Luxcel Biosciences Limited (Luxcel).  This instrument is able to measure the oxygen concentration in food, beverage, pharmaceutical or medical device packages without piercing the package.  This new technology enables manufacturers in these industries to track and trace their products during the manufacturing and distribution phase, and to follow changes in oxygen levels as they occur.  This is an important test for determining shelf-life, safety and quality.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	100.0	100.0	100.0	100.0
Cost of sales	36.8	40.1	37.1	39.3
Gross profit	63.2	59.9	62.9	60.7
Selling, general and administrative expenses	33.1	33.1	34.3	36.1
Research and development expenses	6.3	6.8	6.7	7.2
Operating income	23.8	20.0	21.9	17.4
Other income, net	(0.1)	0.3	0.1	2.6
Income before income taxes	23.7	20.3	22.0	20.0
Income taxes	7.7	7.0	7.3	6.3
Net income	16.0	13.3	14.7	13.7

Comparison of Financial Results for the Three- and Nine-Month Periods Ended September 30, 2011 and 2010

Sales

Sales for the three-month period ended September 30, 2011 were $9,463,000, up 22% compared to $7,749,000 for the same period in 2010.  We experienced double-digit sales growth in the three major product groups due in part to the introduction of a new product in our package testing group as well as the positive trends we have seen in the capital equipment sector.  Sales to domestic and foreign customers increased 33% and 14%, respectively, over the prior year.  Domestic and foreign sales accounted for 45% and 55%, respectively, of our consolidated third quarter sales in 2011, and 41% and 59% of our consolidated sales, respectively, for the same period in 2010.  Sales increases in Europe and South America were more than enough to offset a decline in Asia, which allowed us to post an overall increase in international sales for the third quarter in 2011.  The lower sales in Asia in the third quarter 2011 as compared to the same quarter in 2010 were due primarily to a large order received from the Chinese government in the prior year.

Sales for the nine-month period ended September 30, 2011 were $27,619,000, up 24% compared to $22,194,000 for the same period in 2010.  Sales increased in the three major product groups with permeation instruments accounting for the largest improvement.  On a geographical basis, sales increased 29% and 21% in our domestic and foreign markets, respectively.  Domestic and foreign sales accounted for 44% and 56%, respectively, of our consolidated sales for the first nine months of 2011, and 42% and 58% for the same period in 2010.

The following table summarizes total sales by product line group for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Permeation testing products and services	$5,263,443	$4,238,727	$16,153,483	$12,432,778
Gas analyzers, sensors and detectors	1,737,559	1,427,702	5,000,615	4,196,048
Package testing products and services	1,835,779	1,272,434	4,604,405	3,589,901
Other products and services	626,035	810,339	1,860,962	1,975,069
	$9,462,816	$7,749,202	$27,619,465	$22,193,796

The following table sets forth the relationship between various components of domestic and foreign sales for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Domestic sales	$4,253,753	$3,198,629	$12,037,289	$9,317,263
Foreign sales:
Europe	2,476,541	1,649,873	6,966,276	5,202,053
Asia	1,572,551	2,416,192	5,395,489	6,125,871
Other	1,159,971	484,508	3,220,411	1,548,609
Total foreign sales	5,209,063	4,550,573	15,582,176	12,876,533
	$9,462,816	$7,749,202	$27,619,465	$22,193,796

Permeation Testing Products and Services – Sales of our permeation testing products and services increased 24% for the third quarter ended September 30, 2011 compared to the same period in the prior year, and accounted for 56% of our consolidated third quarter sales in 2011 and 2010.  We believe this increase is partially related to the emphasis being placed on sustainable packaging materials as the marketplace becomes increasingly sensitive to environmental impact issues.  In addition, we have experienced an increase in sales to the electronics industry which uses our products to address water vapor permeation in flexible displays, solar panels and OLEDs (optical light emitting displays).  The increase in sales was evenly split between our domestic and foreign markets.

Sales of our permeation testing products and services, which accounted for 58% and 56% of our consolidated sales during the first nine months in 2011 and 2010, respectively, increased 30% during the first nine months of 2011 compared to the same period in 2010.  International sales of permeation products and services accounted for 67% of sales in this product group and increased 17% over the prior year.  Domestic sales accounted for 33% of this product group and increased 66% in the first nine months of 2011 compared to the same period in the prior year.

Gas Analyzers, Sensors and Detectors – Sales of our gas analyzers, sensors and detector products and services, which accounted for 18% of our consolidated third quarter sales in 2011 and 2010, increased 22% during the third quarter 2011 compared to the same period in 2010.  Within this group, sales of gas chromatographs and hydrocarbon analyzers to the oil and gas exploration and environmental monitoring markets accounted for the majority of the increase.

Sales of our gas analyzers, sensors and detector products and services, which accounted for 18% and 19% of our consolidated sales during the first nine months in 2011 and 2010, respectively, increased 19% during the first nine months of 2011 compared to the same period in 2010.  This increase is primarily due to sales of gas chromatographs and total hydrocarbon analyzers to the oil and gas exploration, environmental monitoring, and carbonated beverage markets.

Package Testing Products and Services – Sales of our package testing products and services, which accounted for 19% and 16% of our consolidated third quarter sales in 2011 and 2010, respectively, increased 44% during the third quarter 2011 compared to the same period in 2010.  This group consists of headspace analyzers and leak detection instruments, both of which contributed to the growth in the third quarter 2011, primarily in the domestic market. A major contributor to the growth in the current quarter compared to the same quarter in the prior year was the shipment to one customer of 25 newly-designed test systems for package integrity which equated to approximately $527,000.

Sales of our package testing products and services, which accounted for 17% and 16% of our consolidated sales during the first nine months in 2011 and 2010, respectively, increased 28% during the first nine months of 2011 compared to the same period in 2010.  Domestic sales of these products increased 34% in the first nine months of 2011 compared to the prior year, due primarily to shipment of the 25 test systems mentioned above, while foreign shipments increased 21%.  We believe the growth in this product line is a result of adding additional sales people and targeting other markets besides food – i.e. medical, pharmaceutical and OEM applications.

Other Products and Services – Sales in our other products and services category, which accounted for 7% and 10% our consolidated third quarter sales in 2011 and 2010, respectively, decreased 23% in the third quarter 2011, compared to the same period in 2010.  This decrease was primarily the result of decreased demand for our weighing and pharmaceutical products, offset somewhat by an increase in sales of our new products for the food safety market.

Sales in our other products and services category, which accounted for 7% and 9% of our consolidated sales during the first nine months in 2011 and 2010, respectively, decreased 6% during the first nine months of 2011, compared to the same period in 2010.  This decrease was due primarily to decreased demand for our weighing and pharmaceutical products and gas chromatography services, partially offset by increased consulting and testing services and increased shipments of products for the food safety market.

Gross Profit

The gross profit margin for our product sales was 65% for the three-month period ended September 30, 2011, compared to 62% for the three-month period ended September 30, 2010.  The improved margin was the result of higher sales of permeation instruments, higher production volumes and improved margins on certain gas analyzer instruments.  The gross profit margins for our consulting services were 45% and 41%, respectively, for the three-month periods ended September 30, 2011 and 2010.  This increase was due to the varying margins between consulting service projects.

For the nine months ended September 30, 2011 and 2010, the gross profit margins for our products were 64% and 62%, respectively.  This increase was the result of a favorable sales mix and manufacturing efficiencies realized through higher production volumes.  For the nine months ended September 30, 2011 and 2010, the gross profit margins for our consulting services were 47% and 45%, respectively.  This improvement was due primarily to the higher sales volume in the current year which more adequately covered our fixed costs.

The overall gross profit margin varies from quarter to quarter depending on product mix and other factors.  However, our margins are within our historical and expected range.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $3,131,000, or 33% of consolidated sales, in the three-month period ended September 30, 2011, compared to $2,567,000, or 33% of consolidated sales, in the same period of 2010.  The dollar increase in the current quarter was primarily related to increased salary and related benefits stemming from a 10% increase in headcount as we hired additional personnel to allow us to meet our customer demands as our sales have grown.  We have also incurred higher sales commissions, marketing and travel expenses as a result of increased sales.  Additionally, professional fees have increased which was primarily due to consulting fees related to a new ERP implementation.

SG&A expenses were $9,485,000 in the nine-month period ended September 30, 2011, compared to $8,001,000 in the same period of 2010.  As a percentage, SG&A expenses were 34% and 36% of consolidated sales in the first nine months of 2011 and 2010, respectively.  The dollar increase in the current year is primarily related to higher salary and related benefits stemming from a 9% year-to-date employment increase, as well as higher incentive compensation, sales commissions and travel and marketing expenses.

Research and Development Expenses

Research and development expenses were $597,000, or 6% of sales in the third quarter 2011, compared to $521,000, or 7% of sales, in the same period of 2010.  R&D expenses were $1,841,000 or 7% of sales in the first nine months of 2011, compared to $1,592,000, or 7% of sales, in the same period of 2010.  The expenses for the nine months ended September 30, 2011 are net of approximately $175,000, which was received from Luxcel as reimbursement for certain collaborative research efforts during the first nine months of 2011.  We intend to continue to spend 6% to 8% of our annual consolidated sales on research and development efforts, and a significant portion of R&D expenditures thus far in 2011 have been devoted to the food safety market.

Other Income

Other income for the three- and nine-month periods ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$32,824	$15,973	$83,092	$68,626
Foreign currency exchange gain (loss)	(36,383)	3,225	(41,696)	504,717
Other	(2,391)	(1,220)	880	3,852
	$(5,950)	$17,978	$42,276	$577,195

The foreign currency gains in the nine months ended September 30, 2010 were primarily the result of adjusting a euro-based intercompany loan obligation to market value.

Income Tax Expense

Our provision for income taxes was 32% and 35% of income before income taxes for the third quarters ended September 30, 2011 and 2010, respectively.  The higher rate in the third quarter 2010 was due primarily to available foreign tax credits as well as a larger percentage of income attributable to a higher tax jurisdiction. In addition, the current quarter effective rate was positively impacted by certain discrete adjustments relating to the settlement of the IRS examination and the expiration of certain statutes of limitations.

For the nine-month periods ended September 30, 2011 and 2010, our provision for income taxes was 33% and 32%, respectively.  The lower rate in the nine-month period in 2010 was due primarily to foreign tax credits generated by the repatriation of funds from Germany.  In addition, the 2011 rate was higher due to certain discrete adjustments that were recognized in the first quarter.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2011 to be in the range of 31% to 34%.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $1,517,000 in the third quarter 2011, compared to $1,029,000 in the third quarter 2010.  Diluted net income per share was $0.27 and $0.19 in the third quarters of 2011 and 2010, respectively.  For the nine months ended September 30, 2011, net income was $4,058,000, or $0.73 per diluted share, compared to net income of $3,043,000, or $0.57 per diluted share in the prior year.

Liquidity and Capital Resources

We have historically financed our operations, capital equipment and other cash requirements through our cash flows generated from operations.  Total cash, cash equivalents and marketable securities increased $4,894,000 during the first nine months of 2011 to $17,295,000 as of September 30, 2011, compared to $12,401,000 at December 31, 2010.  The increase was primarily due to the cash provided by operating activities in the amount of $5,899,000.  Our working capital as of September 30, 2011 was $15,232,000, increasing by approximately $1,465,000 compared to $13,767,000 at December 31, 2010.  This is due to increased cash available from operations, which has been partially invested in marketable securities.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds is cash provided by operating activities which totaled $5,899,000 and $3,445,000 in the first nine months of 2011 and 2010, respectively.  The key components of the cash provided by operating activities in 2011 were the net income for the period and a decrease in accounts receivable, partially offset by an increase in inventories.

Cash Flow used in Investing Activities

Cash used in investing activities totaled $5,049,000 and $5,297,000 in the first nine months of 2011 and 2010, respectively.  The primary reasons for cash used in investing activities in 2011 were the net purchases of marketable securities of $4,450,000 and capital expenditures of $436,000, the majority of which relates to laboratory and production equipment.

Cash Flow used in Financing Activities

Cash used in financing activities totaled $378,000 and $1,193,000 in the first nine months of 2011 and 2010, respectively.  During the first nine months of 2011 and 2010, we made dividend payments to our shareholders of $1,563,000 and $1,454,000, respectively.  Partially offsetting the impact of the dividend payments were the proceeds from the exercise of stock options in the amount of $1,041,000 and $253,000 for the first nine months of fiscal 2011 and 2010, respectively.

We currently are not authorized by our Board of Directors to make repurchases of our common stock.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2010 for a summary of our contractual obligations.  In addition, through September 30, 2011, we have signed contracts related to the implementation of a new ERP system in the amount of approximately $700,000.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which allows entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the entity concludes the fair value is higher than the carrying value, then no further testing is necessary.  However, if impairment is likely, the first step, which is to calculate the fair value of the reporting unit, is necessary.  Additionally, the entity is required to then perform step two in measuring the impairment loss for the period.  For public companies, ASU No. 2011-08 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted.  Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

Allowance for doubtful accounts and sales returns – Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns.  The reserve is based on a number of factors, including:  (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns.  The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions.  We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers.  In the event we determine that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination.  As of September 30, 2011, we had $158,000 reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for excess and obsolete inventories – We perform a quarterly analysis to identify excess and obsolete inventory.  We record a charge to cost of sales for amounts identified.  Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence and the on-hand quantities relative to the sales history of that component.  We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise.  As of September 30, 2011, we had $347,000 accrued for excess and obsolete inventories.

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

Accrued product warranties – Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale.  Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience.  Additional warranty reserves are also accrued for major rework campaigns.  We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary.  Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors.  As of September 30, 2011, we had $207,000 accrued for future estimated warranty claims.

Income taxes – In the preparation of our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating actual current tax exposures together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences resulted in deferred tax assets, which are included in our Condensed Consolidated Balance Sheets.

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances.  These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies.  A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets.  At September 30, 2011 and December 31, 2010, we provided a valuation allowance in the approximate amount of $369,000 and $318,000, respectively, against our net deferred tax assets, related to a capital loss carry-forward and foreign tax credits.

Forward-Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•                  Our ability to manage cash requirements;

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                             Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the third quarter ended September 30, 2011 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 10,849 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the third quarter ended September 30, 2011.

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.* (furnished herewith)

*         Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: November 14, 2011	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

Furnished herewith

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