Form 10-K
period 2011-12-31
MOCON INC
filed 2012-03-14
CIK 67279

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File No.: 000-09273

MOCON, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0903312 (I.R.S. Employer Identification No.)
7500 Mendelssohn Avenue North Minneapolis, Minnesota (Address of principal executive offices)	55428 (Zip Code)

Registrant's telephone number, including area code: (763) 493-6370

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

The aggregate market value of the registrant's common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2011 (the last business day of the registrant's second quarter) as reported by the Nasdaq Global Market System, was $77,049,164.

As of March 12, 2012, 5,470,898 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2012 Annual Meeting of Shareholders to be held May 24, 2012.

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

ITEM 1.    BUSINESS

        MOCON, Inc. designs, manufactures, markets and services products, and provides consulting services, primarily in the test and measurement, analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and other chemical compounds which help our customers improve the quality of their products, as well as develop new products.

        Our gas and vapor permeation instruments were first used in the food packaging industry, starting in the 1970s, to measure small amounts of moisture which can adversely affect dry cereals and other food packaging. Today our core business, the detection, measurement and analysis of vapors and gases, serves industries far beyond food packaging. Our products serve markets such as foods, beverages, pharmaceuticals and consumer products, oil and gas exploration and industrial and environmental safety. For example, our newest analyzers measure the parameters necessary to predict the safe shelf life of packaged foods. This effort, together with others, has allowed us to enter the food and beverage safety markets worldwide.

        Our principal business strategy is to employ our product development and technological capabilities, manufacturing processes and sales and marketing skills where we can successfully penetrate the market and become a leader in the segment. Our management team continually emphasizes product innovation, product performance, quality improvements, cost reductions and other value-adding activities. We seek growth opportunities through technological and product improvement, by acquiring and developing new products, by acquiring companies or new product lines, or purchasing the rights to existing technologies.

        MOCON, Inc. was incorporated as a Minnesota corporation in February 1966, and was initially involved in the commercialization of technology developed for the measurement of water vapor permeating through food packaging materials. Today, the key drivers in the industries we serve are food and beverage product safety and quality, improving workplace safety, supplying testing equipment for oil and gas exploration, and analyzing the quality of air both indoors and outdoors.

        Historically, a significant portion of our sales has come from international customers. In recognition of the importance of our international customers, we maintain a physical presence in Europe through our wholly-owned subsidiary, Paul Lippke Handels-GmbH, located in Neuwied, Germany, and in Asia through a sales, service and laboratory facility in Shanghai, China.

        Our current plans for growth include continued substantial funding for research and development to foster new product development and to pursue strategic acquisitions and investments where appropriate. In this regard, on March 9, 2012, we entered into an agreement to acquire PBI-Dansensor A/S (Dansensor) for approximately $20,000,000. Dansensor is a manufacturer of specialized instrumentation for Modified Atmosphere Packaging (MAP) of foods, beverages, pharmaceuticals and other perishable items. We currently expect to complete this acquisition on April 2, 2012.

        Our principal executive offices and worldwide headquarters are located at 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428 USA, and our telephone number is (763) 493-6370. Our website address is www.mocon.com. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

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

Products and Services

        We develop, manufacture, market and service test and measurement, analytical and monitoring instruments and systems used to detect, measure and analyze gases and other chemical compounds, as well as providing related consulting services. Please see our consolidated financial statements beginning on page F-1 for financial information concerning our business, including our sales, net income and net assets. Our sales are grouped into four major categories as discussed below.

Permeation Products and Services

        Our permeation products consist of systems and services that measure the rate at which various gases and vapors transmit through a variety of materials. These products perform measurements under precise temperature, pressure and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials, including manufacturers of papers, plastic films, coatings and containers and the users of such packaging materials, such as companies in the food, beverage, pharmaceutical and consumer product industries. Other customers include manufacturers of displays, solar panels, fuel cells, and many other sophisticated materials.

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

        Our permeation products and services accounted for approximately 59%, 57% and 57% of our consolidated sales in 2011, 2010 and 2009, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to research and development departments, as well as production and quality assurance groups.

Gas Analyzer Instruments, Sensors and Detectors

        Our Baseline-MOCON, Inc. subsidiary located near Boulder, Colorado offers advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and indoor air quality.

        In this group, we manufacture and sell two types of gas analyzer instruments: gas chromatographs (GCs) and total hydrocarbon analyzers (THA's). These instruments are typically installed in fixed locations at the monitoring sites and perform their functions of detecting and measuring various hydrocarbons continually or at regular intervals. We also make gas sensors and detectors which are sold to original equipment manufacturers (OEMs) of mobile gas safety equipment.

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

        Our gas analyzer instruments, sensors and detectors accounted for approximately 18% of our consolidated sales in each of the years 2011, 2010 and 2009, respectively. We market some of these products under the names BEVALERT®, PETROALERT®, and piD-TECH®.

Package Testing Products and Services

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

        Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages. We currently manufacture three types of leak detection instruments. The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products.

        Our packaging products and services group accounted for 16%, 16% and 18% of our consolidated sales in 2011, 2010 and 2009, respectively. We market these products under the names PAC CHECK®, LIPPKE®, SKYE® and PAC GUARD®.

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

  Gas Chromatography Analyzer Products and Services

        We sell various gas chromatographic (GC) instruments and provide services with an emphasis on multidimensional gas chromatography through our Microanalytics Instrumentation Corp. (Microanalytics) subsidiary, which is located near Austin, Texas. A variety of GC specific applications have been developed by Microanalytics, ranging from petroleum and petrochemical purity assay to aroma and off-odor analysis for the food, beverage, packaging and other industries. We integrate GCs and components that we purchase from third parties to form multidimensional GC analyzer systems. These GC analyzers represent state-of-the-art technology in gas chromatographic separations and are used in identifying compounds causing off-odors in various products, in identifying critical aroma compounds, and in high purity analysis of single component matrixes. Our GC analyzer products include the AROMATRAX® systems for odor and aroma analysis and profiling. The principal markets for our GC analyzer products consist of food, beverage, pharmaceutical, petroleum, chemical and petrochemical manufacturers.

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

  Food Safety Products

        Our food safety products are designed to automatically detect microbial contamination in food and beverage samples. Using the total viable count (TVC) method, our GreenLight series of instruments perform rapid and precise measurements of bacterial load in raw meats, poultry, seafood, dairy and produce samples. There are three models of the GreenLight instrument available with the Model 930 being released in July 2011.

        Our other instruments and services groups accounted for an aggregate of approximately 7%, 9% and 7% of our consolidated sales in each of the years 2011, 2010 and 2009.

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

Manufacturing and Supplies

        We manufacture products at our locations in Minnesota, Texas, Colorado and Germany. Our manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, calibration and validation of systems. Certain components that we use in our products are currently purchased from single source suppliers. Although we maintain an inventory of these components, an interruption or delay in supply from one of these sources could result in delays in our production while we locate an alternative supplier, which in turn could result in a loss of sales and income.

Patents, Trademarks and Other Intellectual Property Rights

        We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 40 active U.S. patents and 34 foreign patents which will expire during the period from 2012 through 2029, and have another 55 patents pending. We do not believe that the expiration of our patents on their scheduled expiration dates will have a material adverse effect on our business.

        We own, have the right to use, or have applied for certain trademarks which protect and identify our products. Our trademarks and service marks include the following registered marks: MOCON®, APCHECK®, AQUATRACE®, AQUATRAN®, AROMATRAN®, AROMATRAX®, BASELINE®, BEVALERT®, CALCARD®, CAL-SMART®, COULOX®, FLO SMART®, GREENLIGHT®, HERSCH®, LIPPKE®, LIQUI-BLOK®, MICROANALYTICS®, MULTICHECK®, OPTECH®, OX-TRAN®, PAC CHECK®, PAC GUARD®, PERMATRAN-C®, PERMATRAN-W®, PETROALERT®, piD-TECH®, QUICK START®, SKYE® and VOC-TRAQ®. Our trademarks and service marks have a life of 5 to 20 years, and are subject to periodic maintenance which may be extended in accordance with applicable law.

Marketing and Customers; Distribution Methods

        We market our products and services throughout the United States and in over 60 foreign markets. We use a direct sales force of approximately 25 employees and approximately 20 independent sales representatives to market and sell our products and services to end users in the United States, Canada, Germany and China, and use a network of approximately 50 independent sales representatives to market, service and sell our products and services in other foreign countries. To our knowledge, none of our independent sales representatives sell a material amount of product manufactured by any of our competitors.

        For information concerning our export sales by geographic area, see Note 13 of the notes to consolidated financial statements. We market products and services to research laboratories, production departments and quality control groups in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas and other industries. One independent representative accounted for approximately 10% of our consolidated sales in 2010, and another independent representative accounted for 6% in 2009. We do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance.

Backlog

        As of December 31, 2011, our total backlog was $4,685,976 for all of our products as compared to $6,055,065 and $2,440,794 as of December 31, 2010 and 2009, respectively. The decrease in backlog at the end of 2011 was due primarily to an unprecedented order volume received in the last quarter of 2010, which did not repeat in 2011. We anticipate shipping the majority of the current backlog in 2012.

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

        We incurred expenses of $2,402,566, $2,135,365 and $1,847,993 during the fiscal years ended December 31, 2011, 2010 and 2009, respectively, for research and development (R&D) of our products. These amounts were approximately 6% to 7% of our consolidated sales for each of those three fiscal years. On an annual basis, we currently intend to spend approximately 6% to 8% of our consolidated sales on R&D in the future.

Working Capital Practices

        We strive to maintain a level of inventory that is appropriate given our projected sales. Our standard domestic payment terms are net 30 days and our international payment terms vary but generally range between 30 and 90 days. International sales are, in some cases, transacted pursuant to letters of credit.

Seasonality

        Our business is not seasonal in nature.

Employees

        As of December 31, 2011, we had approximately 150 full-time employees. Included in this total are approximately 20 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

Executive Officers of the Registrant

        Our executive officers, their ages and their offices held, as of March 12, 2012 are as follows:

Name	Age	Title
Robert L. Demorest	66	Chairman of the Board, President and Chief Executive Officer, MOCON, Inc.
Daniel W. Mayer	61	Executive Vice President, MOCON, Inc.
Darrell B. Lee	63	Vice President, Chief Financial Officer, Treasurer and Secretary, MOCON, Inc.
Douglas J. Lindemann	54	Vice President and General Manager, MOCON, Inc.
Robert E. Forsberg	56	President, Baseline-MOCON, Inc.

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

        Mr. Daniel W. Mayer has been an Executive Vice President for us since January 1995.

        Mr. Darrell B. Lee has been our Chief Financial Officer, Vice President, Treasurer and Secretary for more than five years.

        Mr. Douglas J. Lindemann has been a Vice President and General Manager for more than five years.

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

        The Company's operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company's products and services. Our customers include pharmaceutical, food, medical and chemical companies, laboratories, government agencies and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. Decreases in capital spending by any of these customer groups could have a material adverse effect on our sales, business and results of operations.

        Further, our customers' and independent representatives' ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. If investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could decrease.

         If we fail to complete the acquisition of PBI-Dansensor (Dansensor), if we complete our planned acquisition of Dansensor and the financial performance of this company falls below expectations or if we fail to effectively integrate Dansensor with the rest of our organization, our operating results could be negatively impacted.

        On March 9, 2012, we signed an acquisition agreement to acquire Dansensor for approximately $20,000,000. Dansensor is a manufacturer of specialized instrumentation for Modified Atmosphere Packaging (MAP) of foods, beverages, pharmaceuticals, and other perishable items. While we expect to complete this acquisition on or about April 2, 2012, the closing is subject to various conditions and if the conditions are not met, then we may not complete this acquisition and we will have spent substantial funds on pursuing this acquisition for which we will not receive any benefit.

        If we do complete this acquisition, it will be the largest acquisition we have completed in our history. We made this acquisition based on the financial and strategic benefits of the acquisition that we expect to realize. Realizing these benefits could come with risks, which may include:

  •
  diversion of our management's attention from our core businesses;

  •
  difficulties in assimilating the operations and products of Dansensor and difficulties in realizing projected efficiencies, cost savings and revenue synergies;

  •
  potential loss of key employees or customers of Dansensor or adverse effects on existing business relationships with suppliers and customers;

  •
  the indebtedness we will incur in connection with the indebtedness could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy; and

  •
  unexpected and undisclosed, contingent or other liabilities or problems.

        If we fail to successfully integrate Dansensor, if the acquisition fails to meet our expectations or if there are events or changes in circumstances that adversely affect the value of this acquisition, then any intangibles or long-lived assets resulting from the acquisition of Dansensor may be deemed "impaired". If there are events or changes in circumstances that might adversely affect the value of Dansensor, we must assess whether the amount of this acquisition reflected on the balance sheet exceeds its fair value. Any write-down will reduce our reported net income and could possibly have a negative effect on our stock price.

         In connection with the expected acquisition of Dansensor, we intend to enter into a credit agreement with Wells Fargo Bank. We expect the credit agreement will contain certain financial covenants, including financial covenants that require us to maintain a financial ratio that is impacted by the dividends we pay. We also expect that the credit agreement will contain certain operating covenants, including operating covenants that restrict future acquisitions that we can complete. If we are unable to meet the financial, operating or other covenants under the loan agreement and cannot negotiate waivers or amendments of the covenants, we may not be able to pay dividends or could be in default under the loan agreement, which would give Wells Fargo Bank a range of remedies, including declaring all outstanding debt to be due and payable and foreclosing on the assets securing the loan agreement.

        At the same time we entered into the acquisition agreement to acquire Dansensor, we executed a commitment letter with Wells Fargo Bank. This commitment letter contemplates we will enter into a credit agreement that provides for a combination of a secured revolving credit line for $5.0 million and secured term debt for $3.5 million, each with a maturity of four years. The loan agreement will require us to maintain certain financial ratios, one of which is affected by the amount of dividends we pay. We may be required to reduce, or eliminate, the amount of dividends we pay to maintain this ratio. Although we currently believe that we will be able to pay dividends consistent with past practice without falling below the applicable ratio, there can be no guarantee that this will be the case. We believe that the price of our common stock would be negatively impacted if we reduced or eliminated our dividend payments.

        In addition, we expect to be subject to certain operating covenants in the loan agreement which could limit our ability to conduct our business and respond to changing economic and business conditions and may place us at a competitive disadvantage relative to other companies that are subject to fewer restrictions. For example, pursuing acquisitions has been a part of our growth strategy. Under the loan agreement, we are restricted from doing certain acquisitions. Therefore, transactions that we may view as important opportunities such as acquisitions, will be subject to the consent of Wells Fargo Bank, which consent may be withheld or granted subject to conditions specified at the time. We also expect to be prohibited from repurchasing shares of our common stock without the consent of Wells Fargo Bank.

        Under the loan agreement, we will grant to Wells Fargo a lien on all of our assets other than the shares of Dansensor we expect to acquire. We expect that the loan agreement will contain customary events of default, including, among others, the failure to comply with certain covenants or other agreements. We expect that upon the occurrence and during the continuation of an event of default, amounts due under the loan agreement could be accelerated by Wells Fargo Bank and Wells Fargo Bank could foreclose on our assets, which could have a material adverse effect on us.

         In connection with the expected acquisition of Dansensor, we will enter into a financing agreement with the seller, PBI Holding A/S. Our obligations under the seller financing agreement will be secured by the shares of Dansensor that we acquire. If we fail to pay amounts due under the seller financing agreement on time or violate any of the provisions of this seller financing agreement, PBI Holding will have a range of remedies, including declaring all outstanding debt to be due and payable under the seller financing agreement and foreclosing on the shares of Dansensor.

        If we close on the acquisition of Dansensor, we will enter into a loan agreement with PBI Holding, the seller of Dansensor, that will require us to pay approximately $6,600,000, plus interest, to PBI Holding over a four year period. To secure the performance of our obligations under this seller financing agreement, we will pledge the shares of Dansensor to PBI Holding. The seller financing agreement will prevent us from taking certain restructuring activities with respect to Dansensor until the loan to the seller is paid off, which could delay our ability to realize some expected synergies with Dansensor. If we default on our obligations under the seller financing agreement and are unable to obtain a waiver from PBI Holding, amounts due under the seller financing agreement could be accelerated by PBI Holding and they could foreclose on our shares of Dansensor, which could have a material adverse effect on us.

         Some of the markets in which we operate have experienced minimal growth in recent years, and our ability to increase our sales will depend in part on our ability to develop new products, develop new applications for our existing products or acquire complementary businesses and product lines.

        We have identified a number of strategies that we believe will allow us to grow our business and increase our sales in markets experiencing minimal growth, including developing new products and technologies, entering new markets such as food safety, capitalizing on our relationship with Luxcel Biosciences Limited, developing new applications for our technologies, acquiring complementary businesses and product lines, and strengthening our sales force. However, we can make no assurance that we will be able to successfully implement these strategies, or that these strategies will result in the growth of our business or an increase in our sales. Acquisitions that we may find attractive may be subject to the consent of Wells Fargo Bank under the loan agreement we intend to execute with them.

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

        In January 2010, we acquired a minority equity interest in Luxcel for €2,500,000 (approximately $3,625,000). This investment is carried on our consolidated balance sheet at historical cost, adjusted only for currency fluctuations. We periodically assess this equity investment for impairment. If there are events or changes in circumstances that might adversely affect the value of this investment, we must assess whether the amount of this investment reflected on the balance sheet exceeds its fair value. Any write-down will reduce our reported net income and could possibly have a negative effect on our stock price.

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

        Sales outside the United States accounted for approximately 56% of our sales in each of the three years 2011, 2010, and 2009. We expect that foreign sales will continue to account for a significant portion of our revenues in the future, and the percentage of sales outside the United States will increase following our planned acquisition of Dansensor. Sales to customers in foreign countries are subject to a number of risks including, among others:

  •
  agreements may be difficult to enforce;

  •
  receivables may be difficult to collect;

  •
  certain regions may experience political unrest and conflict and economic instability;

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

         We may encounter difficulties as we upgrade and evolve the capabilities of our computer systems, which could adversely impact our abilities to accomplish anticipated future cost savings and better serve our customers.

        We are currently in the process of implementing a new enterprise resource planning (ERP) system which includes a major upgrade of the software used to run a number of the key processes critical to our business. If the new system does not function according to our expectations, it could adversely impact our results of operations and hinder our ability to adequately serve our customers.

         The market price of our common stock has fluctuated significantly in the past and will likely continue to do so in the future and any broad market fluctuations may materially adversely affect the market price of our common stock.

        The market price of our common stock has been volatile in the past, ranging from a high sales price of $17.67 and a low sales price of $11.97 during 2011, and several factors could cause the price to fluctuate substantially in the future. These factors include:

  •
  announcements of new products by us or our competitors;

  •
  quarterly fluctuations in our financial results;

  •
  merger and acquisition activity in our industry segment;

  •
  customer contract awards;

  •
  a change to the rates at which we have historically paid dividends, which could be impacted by our loan agreement with Wells Fargo Bank;

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

        Over the past two years we began to market our newest BevAlert system and OpTech-O2 analyzer. We believe that there are significant addressable markets for both of these products and while we believe both of these products are superior in many respects to other similar products being sold by our competitors, each one is new to the marketplace and may not gain the market acceptance necessary to allow us to capitalize on what we believe will be an increasing demand in the food and beverage industries for safety testing and monitoring products. While we have realized increasing sales of our BevAlert system and modest sales to date of our OpTech-O2 analyzer, there can be no assurance that sales of these products will continue. In August 2010, we introduced the GreenLight food safety test instrument which determines the presence or absence of bacteria in food products or ingredients. While we believe this product represents a dramatic improvement over existing technology being used in the food industry, we have not realized significant revenues to date.

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

        Microanalytics' operations occupy approximately 5,100 square feet of space in the metropolitan area of Austin, Texas. This space is leased until February 2013.

        Lippke's operations are located in Neuwied, Germany, and occupy approximately 8,075 square feet. This space is leased until July 2018.

        The MOCON (Shanghai) Trading Co., Ltd. operations are located in Shanghai, China, and occupy approximately 1,000 square feet. This space is leased until December 2012.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

	2011			2010
Fiscal Period	High	Low	Dividend	High	Low	Dividend
1st Quarter	$14.77	$11.97	$0.100	$11.10	$9.00	$0.095
2nd Quarter	$15.49	$13.91	$0.100	12.60	10.00	0.095
3rd Quarter	$17.67	$12.20	$0.100	12.90	10.02	0.095
4th Quarter	$17.00	$13.76	$0.100	13.85	11.85	0.095

        We have paid quarterly cash dividends without interruption or decline since 1988. Cash dividends paid in 2011, 2010 and 2009 totaled $2,104,739, $1,952,872 and $1,958,750, respectively. Our Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on our common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board. Under the loan agreement we expect to sign with Wells Fargo Bank, we will be required to maintain certain financial ratios. One of these ratios will be impacted by the amount of dividends we pay. If paying dividends at our historical rate were to cause us to be out of compliance with this ratio, or otherwise cause us to be in breach of our covenants under our loan agreement with Wells Fargo Bank, we may be required to reduce or eliminate dividends until such time as we are able to repay our loan, regain compliance with the financial ratios and other covenants in the loan agreement, or negotiate a waiver or amendment with Wells Fargo Bank.

        For information concerning securities authorized for issuance under equity compensation plans, please see Part III—Item 12.

Holders

        As of March 12, 2012, there were approximately 250 holders of record and approximately 3,600 beneficial holders of our common stock.

Issuer Repurchases of Equity Securities

        Other than the withholding of 2,327 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2011. We currently are not authorized by our Board of Directors to make repurchases of our common stock.

Recent Sales of Unregistered Securities

        During the fourth quarter and year ended December 31, 2011, we did not issue or sell any shares of our common stock or other equity securities of MOCON without registration under the Securities Act of 1933, as amended.

Stock Performance Graph

        The following graph compares the cumulative shareholder return on MOCON's common stock to the S&P 500 Index and a peer group consisting of five companies with a market capitalization similar to MOCON. The peer companies were selected from the scientific and technical instruments industry within the technology sector. The graph compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2006, including the reinvestment of all dividends. The peer group consists of the following companies: eMagin Corp., Transcat, Inc., Sypris Solutions, Inc., Dynasil Corporation of America and CyberOptics Corp. We picked these five companies because they operate in the same technology sector that we do and have a market capitalization similar to ours.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MOCON, Inc., the S&P 500 Index, and a Peer Group

*$100 invested on 12/31/06 in stock or index, included reinvestment of dividends.
Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
MOCON, Inc.	100.00	91.78	73.50	80.09	116.15	147.71
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	97.56	42.00	69.54	116.09	92.97

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$37,361	$31,549	$26,638	$29,696	$27,397
Net income	5,451	4,518	2,910	4,059	3,805
Net income per common share:
Basic	1.02	0.87	0.54	0.73	0.69
Diluted	0.98	0.84	0.53	0.72	0.67
Cash dividends declared per share	0.40	0.38	0.36	0.34	0.315

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Current assets	$23,357	$19,399	$23,706	$22,357	$21,306
Total assets	39,705	34,339	30,327	32,953	29,673
Current liabilities	6,140	5,632	4,088	4,464	3,949
Noncurrent liabilities	325	298	257	271	339
Stockholders' equity	33,240	28,409	25,982	28,218	25,385

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

Overview

        MOCON, Inc. designs, manufactures, markets and services products and provides consulting services primarily in the measurement and analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and chemical compounds. We continually seek growth opportunities through technological and product improvement, by acquiring and developing new products, and by acquiring synergistic companies or rights to technologies.

        We have three primary operating locations in the United States—Minnesota, Colorado and Texas—and foreign operations in Germany and China. We use a mix of direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany and China and use a network of independent sales representatives to market and service our products and services in other foreign countries.

        Historically, a significant portion of our sales has come from international customers. In recognition of the importance of our international business, we maintain a physical presence in Europe through our wholly-owned subsidiary located in Neuwied, Germany, and in Asia through a sales, service, and laboratory facility in Shanghai, China.

        Our current plans for growth include substantial funding for research and development to foster new product development together with strategic acquisitions where appropriate. To that end, on March 9, 2012, we signed an agreement to acquire PBI-Dansensor, as more fully described earlier in this report.

Significant Transactions and Financial Trends

        Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce our earnings, and materially affect our financial results and financial position. In 2011, we experienced a significant increase in sales and net income as all three major product categories recognized higher revenues. The largest increase came in our permeation products and services group due to the emphasis being placed on sustainable packaging materials as the marketplace becomes increasingly sensitive to environmental impact issues. In 2010, we experienced a significant increase in sales and net income as global economic conditions improved. We believe that the increase in 2010 was primarily due to pent-up demand, a large order from the Chinese government and the extension of Federal tax incentives for domestic purchases of capital equipment.

        Our international sales have historically accounted for a significant portion of our revenues, and we expect our international sales, as a percentage of total sales, to increase as a result of our planned acquisition of PBI-Dansensor.

        Our research and development costs were approximately 6% of our consolidated sales in 2011, and 7% of our consolidated sales in both 2010 and 2009. On an annual basis, we intend to spend approximately 6% to 8% of our sales on research and development in the future.

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

        In the first quarter 2010, we adopted ASC Topic 605 related to recognizing revenue from shipments with multiple element arrangements. This guidance provides that the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling price, as demonstrated by vendor-specific objective evidence (VSOE) or third-party evidence (TPE). Where VSOE or TPE is not available, revenue will be allocated using an estimated selling price. This adoption did not have a material impact on our consolidated financial statements.

Allowance for Doubtful Accounts and Sales Returns

        Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns. The reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions. We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2011 and 2010, we had $150,921 and $183,291, respectively, reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for Excess and Obsolete Inventories

        We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence, and the on-hand quantities relative to the sales history of that component. We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise. As of December 31, 2011 and 2010, we had $364,591 and $320,195, respectively, accrued for excess and obsolete inventories.

Recoverability of Long-Lived Assets

        We assess the recoverability of intangibles and other long-lived assets periodically whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges. We did not record any long-lived asset impairment charges in 2011 or 2010.

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

Accrued Product Warranties

        Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Additional warranty reserves are also accrued for major rework campaigns. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors. As of December 31, 2011 and 2010, we had $205,506 and $217,819, respectively, accrued for future estimated warranty claims.

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

        Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. At December 31, 2011 and 2010, we provided a valuation allowance in the amounts of $51,000 and $318,000, respectively, against our net deferred tax assets.

        ASC 740 requires application of a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Under ASC 740, once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amount of $278,000 and $248,000 in 2011 and 2010, respectively, for estimated exposures associated with uncertain tax positions. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

Results of Operations

        The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for fiscal years ended December 31, 2011, 2010 and 2009. Our historical financial data were derived from our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Percent of Sales
	2011	2010	2009
Sales	100.0	100.0	100.0
Cost of sales	37.2	39.3	41.6

Gross profit	62.8	60.7	58.4
Selling, general and administrative expenses	34.6	35.4	37.0
Research and development expenses	6.4	6.8	6.9

Operating income	21.8	18.5	14.5
Other income, net	0.2	2.0	1.4

Income before income taxes	22.0	20.5	15.9
Income taxes	7.4	6.2	5.0

Net income	14.6	14.3	10.9

        The following table summarizes total sales by product line for 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Permeation testing products and services	$22,160,447	$18,077,953	$15,126,259
Gas analyzers, sensors and detectors	6,802,153	5,738,948	4,933,256
Package testing products and services	5,951,112	5,062,414	4,701,279
Other products and services	2,447,155	2,669,314	1,877,304

Total sales	$37,360,867	$31,548,629	$26,638,098

        The following table sets forth the relationship between various components of domestic and foreign sales for 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Domestic sales	$16,297,487	$13,806,660	$11,790,911
Foreign sales:
Europe	8,654,088	7,148,879	6,591,749
Asia	8,237,348	8,482,788	5,996,005
Other	4,171,944	2,110,302	2,259,433

Total foreign sales	21,063,380	17,741,969	14,847,187

Total sales	$37,360,867	$31,548,629	$26,638,098

Sales

  Fiscal 2011 vs. Fiscal 2010

        Sales for 2011 were $37,361,000, an increase of 18% compared to $31,549,000 for 2010. We experienced double-digit sales growth in our three major product categories, and our domestic and international sales volume increased 18% and 19%, respectively. Despite the ongoing concerns over the economic situation in Europe, we experienced a 21% increase in sales to that region, particularly in Germany and Italy. Sales in Asia were slightly lower in 2011 compared to 2010 primarily due to a large order placed by the Chinese government in 2010 that did not repeat in 2011. We experienced significant growth in newer markets such as South America and Australia. The impact of price increases was not significant in 2011.

  Permeation Testing Products and Services

        Sales of our permeation testing products and services, which accounted for 59% and 57% of our consolidated sales in 2011 and 2010, respectively, increased $4,082,000, or 23% in 2011 compared to 2010. This increase in permeation sales was evident in both our domestic and foreign markets, and reflected increasing sales for newer applications in the sustainable packaging materials market, as well as the electronics industry for measurement of water vapor permeation in flexible displays, solar panels and organic light-emitting diodes (OLEDs). In total, domestic sales of permeation equipment and services increased 29%, while foreign sales showed a 20% increase. Our AQUATRAN instrument, which measures ultra-low levels of water vapor permeation, continues to be a significant contributor in this product group.

  Gas Analyzers, Sensors and Detectors

        Sales of our gas analyzers, sensors and detector products, which accounted for 18% of our consolidated sales in both 2011 and 2010, increased $1,063,000, or 19% in 2011 compared to 2010. This increase was due primarily to higher sales of gas chromatographs and total hydrocarbon analyzers. These instruments were purchased primarily for use in the oil and gas exploration, environmental air quality monitoring, and CO2 purity for carbonated beverages markets. Sales of OEM sensors and detectors were stable between the two years.

  Package Testing Products and Services

        Sales of our package testing products (headspace analyzers and leak detectors), which accounted for 16% of our consolidated sales in both 2011 and 2010 increased $889,000, or 18% in 2011 compared to 2010. We experienced growth both domestically and internationally, as we continued to focus on strengthening our offerings in the MAP (modified atmospheric packaging) area. A major contributor to the domestic growth this year was the shipment to one customer in the coffee industry of 25 newly-designed test systems for package integrity, which equated to approximately $527,000.

  Other Products and Services

        Sales of our other products and services group, which accounted for 7% and 9% of our consolidated sales in 2011 and 2010, respectively, decreased 8% in 2011 compared to 2010. This group consists of our weighing and pharmaceutical products, food safety instruments, our consulting and testing services, and non-MOCON products sold by our German subsidiary. The decrease in 2011 compared to 2010 was due primarily to lower shipments of weighing equipment, partially offset by increases in food safety products and an increase in our consulting and testing services.

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

  Permeation Testing Products and Services

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

  Package Testing Products and Services

        Sales of our package testing products (headspace analyzers and leak detectors), which accounted for 16% and 18% of our consolidated sales in 2010 and 2009, respectively, increased $361,000, or 8% in 2010 compared to 2009. We have experienced growth both domestically and internationally, as we have continued to focus on strengthening our offerings in the MAP (modified atmospheric packaging) area. We see potential growth in MAP as our food manufacturing customers continue to evaluate ways to safely extend the shelf life of their perishable products.

  Other Products and Services

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

Gross Profit

  Fiscal 2011 vs. Fiscal 2010

        Our overall gross profit percentages were 62.8% and 60.7% during 2011 and 2010, respectively. In the products area, a 2.4 percentage point margin increase was attributable to a favorable sales mix, higher production volume, and improved cost of sales on certain gas analyzer instruments. In the consulting services area, a slightly lower margin was primarily the result of expanding our laboratory services business model into several new international markets.

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

Selling, General and Administrative Expenses

  Fiscal 2011 vs. Fiscal 2010

        Selling, general and administrative expenses were $12,941,000 and $11,195,000, or 34.6% and 35.4% of sales in 2011 and 2010, respectively. The increase of $1,746,000 was due primarily to increased headcount which resulted in higher salaries and benefits, increased incentive compensation due to higher profitability, and higher sales commissions, marketing and travel expenses. In addition, consulting fees incurred in the fourth quarter 2011 related to the implementation of our new ERP system contributed to the increase.

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

Research and Development Expenses

  Fiscal 2011 vs. Fiscal 2010

        Research and development (R&D) expenses were $2,403,000 and $2,135,000 in 2011 and 2010, or 6.4% and 6.8% of sales, respectively. The increased expense in 2011 is primarily related to the continued development of the GreenLight product line for the food safety market, and is net of approximately $175,000 received from Luxcel for collaborative research efforts. For the foreseeable future, we intend to continue to allocate on an annual basis approximately 6% to 8% of sales to research and development. We believe continued R&D expenditures are necessary as we develop new products to expand revenue opportunities in our niche markets and remain competitive.

  Fiscal 2010 vs. Fiscal 2009

        R&D expenses were $2,135,000 and $1,848,000 in 2010 and 2009, or 6.8% and 6.9% of sales, respectively. The increased expense in 2010 is primarily related to the development of new products for the food safety market, and is net of approximately $165,000 received from Luxcel for collaborative research efforts. For the foreseeable future, we intend to continue to allocate on an annual basis approximately 6% to 8% of sales to research and development.

Other Income, Net

        Other income, net for 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
Interest income on investments	$117,680	$84,199	$369,176
Foreign currency exchange gain (loss)	(37,276)	542,108	(2,956)
Other	(805)	2,605	(168)

Total other income	$79,599	$628,912	$366,052

        Interest income increased in 2011, as compared to 2010, due to higher average invested balances of cash and marketable securities. Total cash and marketable securities increased approximately $6,129,000 from December 31, 2010 to December 31, 2011, due primarily to cash flow generated from operations and proceeds from exercise of stock options, partially offset by dividends paid and fixed asset additions.

        Interest income decreased in 2010, as compared to 2009, due to both lower average invested balances of cash and marketable securities and lower average yields. Total cash and marketable securities decreased approximately $1,930,000 from December 31, 2009 to December 31, 2010, which decline is attributable to a $3,625,000 (€2,500,000) investment we made in January 2010 to acquire a minority interest in Luxcel Biosciences Limited. This decrease was partially offset by an increase in cash flow from operations.

        Included in the foreign currency exchange gain for 2010 is $562,000 relating to the re-measurement of a euro-based intercompany loan obligation to market value. The loan was settled in January 2011.

Income Tax Expense

        Our provision for income taxes for 2011 was $2,753,000, or 33.6% of income before income taxes, compared to $1,945,000, or 30.1% of income before income taxes for 2010. This year over year increase in the effective tax rate was due primarily to the use of foreign tax credits in 2010 which were not available in 2011.

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

Liquidity and Capital Resources

        Total cash, cash equivalents and marketable securities increased $6,129,000 during 2011 to $18,530,000 as of December 31, 2011, compared to $12,401,000 at December 31, 2010. We describe the reasons for this increase in the "Cash Flow" section below. Our working capital as of December 31, 2011 increased $3,451,000 to $17,217,000, compared to $13,767,000 at December 31, 2010.

        We invest a large portion of our available cash in highly liquid certificates of deposit, municipal bonds and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain. We do not have any investments in auction rate or hard-to-value securities.

        We have historically financed our operations, capital equipment and other cash requirements through cash flows generated from operations. If we complete the acquisition of PBI-Dansensor, we expect to incur indebtedness of up to $8.5 million with Wells Fargo Bank and approximately $6.6 million to PBI Holding A/S, the seller of PBI-Dansensor. We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations and working capital, make the required payments on the indebtedness we expect to incur, fund capital expenditures and pay dividends that our Board of Directors may declare in the future. Our belief is based on current business operations and economic conditions and assumes that we continue to operate our business in the ordinary course.

        One of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of, or investments in, businesses, products and/or technologies. In this regard, in January 2010, we made the investment in Luxcel noted above, to help us establish a stronger presence in the food safety market, and on March 9, 2012, we signed an agreement to acquire PBI-Dansensor, as noted above. If we consummate one or more additional acquisition opportunities which require the consent of Wells Fargo Bank under the loan agreement we expect to execute, we may need to fund such activities with a portion of our cash balances and debt or equity financing. If we need to raise additional capital, an equity-based or equity-linked financing may be used which could be dilutive to existing shareholders. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.

Cash Flow

  Cash Flows from Operating Activities

        Our primary source of funds is cash provided by operating activities. Cash flow from operating activities totaled $8,105,000, $5,226,000 and $4,153,000 in 2011, 2010 and 2009, respectively. In 2011, cash provided by operating activities increased by $2,879,000 compared to 2010. This increase was due primarily to higher net income, reduced trade accounts receivable and other receivables, and an increase in accrued income taxes and compensation and related expenses. In 2010, cash provided by operating activities increased by $1,073,000 compared to 2009. This increase was due primarily to higher net income, together with year-over-year increases in accounts payable and accrued compensation and related expenses, partially offset by an increase in trade accounts receivable. Working capital requirements typically will increase or decrease with changes in the level of sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Income tax payments and any employee incentive payments affect the timing of our operating cash flow as they are accrued throughout the year but paid on a quarterly, semi-annual or annual basis.

  Cash Flows from Investing Activities

        Cash used in investing activities totaled $5,773,000 in 2011 as compared to cash used of $5,904,000 in 2010 and cash provided of $6,161,000 in 2009. The primary reasons for cash used in 2011 were the net purchases of marketable securities and purchases of property, plant and equipment. The primary reasons for cash used in 2010 were the investment of approximately $3,625,000 (€2,500,000) to acquire a minority equity ownership interest in Luxcel Biosciences Limited in Ireland, and capital expenditures of $1,646,000, the majority of which relates to our move to new offices in Minnesota. The primary reason for the cash provided in 2009 was the net proceeds from the maturities of marketable securities. Except for the expected investment of approximately $400,000 related to the implementation of our new ERP system, we do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations.

  Cash Flows from Financing Activities

        Cash used in financing activities totaled $636,000 in 2011 as compared to $1,397,000 in 2010 and $5,551,000 in 2009. In 2011, 2010 and 2009 we used $2,105,000, $1,953,000 and $1,959,000, respectively, for payment of dividends to our shareholders. The primary use of cash for financing activities in 2009 was the repurchase of an aggregate of 424,000 shares of common stock for a total amount of $3,602,000. In connection with our planned acquisition of PBI-Dansensor, we expect to incur indebtedness of up to $8.5 million with Wells Fargo Bank and approximately $6.6 million to PBI Holding A/S.

        Cash flow from the exercise of stock options generated $1,261,000, $454,000 and $10,000, for the years 2011, 2010 and 2009, respectively.

Contractual Obligations

        The following table summarizes our future contractual cash obligations as of December 31, 2011 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$6,981	567	1,537	1,067	3,810
Purchase obligations	2,850	2,850	—	—	—

Total contractual cash obligations	$9,831	3,417	1,537	1,067	3,810

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

        In relation to our accrual for uncertain tax positions, we had $289,000 of gross unrecognized tax benefits as of the date of adoption and $278,000 and $248,000 at December 31, 2011 and 2010, respectively. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. Due to the uncertainty regarding the timing of these liabilities, we have excluded these amounts from the contractual obligations table.

        We have a severance agreement with five of our executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive's current annual salary depending on the reason for termination. These amounts are not included in the contractual obligations table.

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

Recently Issued Accounting Guidance

Comprehensive Income

        In June 2011, the FASB issued guidance on the presentation of comprehensive income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued an amendment to this standard which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

Testing Goodwill for Impairment

        In September 2011, the FASB issued updated accounting guidance on the periodic testing of goodwill for impairment. This guidance allows entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity concludes the fair value is higher than the carrying value, then no further testing is necessary. However, if impairment is likely, the first step, which is to calculate the fair value of the reporting unit, is necessary. Additionally, the entity is required to then perform step two in measuring the impairment loss for the period. For public companies, this guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

Offsetting Assets and Liabilities Disclosures

        In December 2011, the FASB issued updated accounting guidance on disclosures about offsetting assets and liabilities. This update adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements. The new disclosures are required for interim and annual reporting periods beginning on or after January 1, 2013. We do not expect this guidance to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Substantially all of our marketable securities, some of which are insured by the FDIC, are at fixed interest rates and mature within two and one-half years; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal. Based on our average invested cash balances during 2011, a 1% (100 basis points) decrease in the interest rate on such balances would result in a reduction in interest income of approximately $155,000 on an annual basis.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2011:
Sales	$9,075	$9,082	$9,463	$9,741
Gross profit	5,815	5,580	5,977	6,096
Net income	1,317	1,224	1,517	1,393
Net income per common share:
Basic	$0.25	$0.23	$0.28	$0.26
Diluted	0.24	0.22	0.27	0.25
2010:
Sales	$7,093	$7,351	$7,749	$9,355
Gross profit	4,326	4,494	4,641	5,703
Net income	922	1,092	1,029	1,476
Net income per common share:
Basic	$0.18	$0.21	$0.20	$0.28
Diluted	0.17	0.20	0.19	0.27

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

Management's Report on Internal Control over Financial Reporting

        MOCON's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as a part of this audit, has issued their report included in Item 8, on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

        During the fourth quarter 2011, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

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

        The following table summarizes outstanding options under our equity compensation plans as of December 31, 2011. Our only equity compensation plans as of December 31, 2011 were the MOCON, Inc. 2006 Stock Incentive Plan, as amended, and the MOCON, Inc. 1998 Stock Option Plan. The MOCON, Inc. 1998 Stock Option Plan has terminated with respect to future grants. Options and other stock incentive awards to be granted in the future under the MOCON, Inc. 2006 Stock Incentive Plan are within the discretion of our Board of Directors and the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	829,786	$11.05	391,900
Equity compensation plans not approved by security holders	—	—	—

Total	829,786		391,900

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

        A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 30, 2012, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428; Attn: Shareholder Information.

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

  D.
  MOCON, Inc. 2006 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2011 (File No. 000-09273)).

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

  H.
  MOCON Incentive Pay Plan for periods starting after June 30, 2010, as amended (filed herewith).

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

Date: March 14, 2012	MOCON, Inc.
	By:	/s/ ROBERT L. DEMOREST Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ DARRELL B. LEE Darrell B. Lee, Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 14, 2012.

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

December 31, 2011, 2010 and 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

        We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated statements, we also have audited the accompanying financial statement schedule. We also have audited MOCON, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MOCON, Inc.'s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, MOCON, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Minneapolis, Minnesota March 14, 2012

MOCON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$8,425,846	$6,955,248
Marketable securities, current	4,304,912	1,058,275
Trade accounts receivable, less allowance for doubtful accounts of $150,921 in 2011 and $183,291 in 2010	4,675,464	5,646,501
Other receivables	101,951	449,464
Inventories	4,479,929	4,141,496
Prepaid income taxes	9,239	392,436
Prepaid expenses, other	511,299	415,981
Deferred income taxes	848,597	339,526

Total current assets	23,357,237	19,398,927

Marketable securities, noncurrent	5,799,417	4,387,449
Property, plant, and equipment, net	3,174,748	2,842,955
Goodwill	3,119,246	3,160,858
Investment in affiliated company	3,237,250	3,313,250
Technology rights and other intangibles, net	909,536	765,896
Deferred income taxes	20,360	385,227
Other assets	86,717	83,948

Total assets	$39,704,511	$34,338,510

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,812,779	$1,926,982
Compensation and related expenses	2,313,553	2,093,085
Other accrued expenses	406,378	329,304
Accrued product warranties	205,506	217,819
Dividends payable	543,881	500,235
Deferred revenue	857,906	564,790

Total current liabilities	6,140,003	5,632,215

Obligations to former employees	46,751	50,055
Accrued income taxes	277,978	247,629

Total noncurrent liabilities	324,729	297,684

Total liabilities	6,464,732	5,929,899

Commitments and contingencies (Note 7)
Stockholders' equity:
Capital stock—undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2011 and 2010	—	—
Common stock—$0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,438,810 shares in 2011 and 5,265,636 shares in 2010	543,881	526,564
Additional paid-in capital	2,762,524	922,272
Retained earnings	30,523,405	27,220,871
Accumulated other comprehensive loss	(590,031)	(261,096)

Total stockholders' equity	33,239,779	28,408,611

Total liabilities and stockholders' equity	$39,704,511	$34,338,510

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Sales:
Products	$34,383,432	$28,858,044	$24,791,998
Consulting services	2,977,435	2,690,585	1,846,100

Total sales	37,360,867	31,548,629	26,638,098

Cost of sales:
Products	12,284,206	11,001,813	10,011,394
Consulting services	1,608,364	1,382,196	1,056,916

Total cost of sales	13,892,570	12,384,009	11,068,310

Gross profit	23,468,297	19,164,620	15,569,788
Selling, general and administrative expenses	12,941,350	11,194,797	9,858,493
Research and development expenses	2,402,566	2,135,365	1,847,993

Operating income	8,124,381	5,834,458	3,863,302
Other income, net	79,599	628,912	366,052

Income before income taxes	8,203,980	6,463,370	4,229,354
Income taxes	2,753,062	1,944,986	1,318,867

Net income	$5,450,918	$4,518,384	$2,910,487

Net income per common share:
Basic	$1.02	$0.87	$0.54
Diluted	$0.98	$0.84	$0.53
Weighted average common shares outstanding:
Basic	5,342,900	5,208,873	5,393,066
Diluted	5,572,646	5,364,253	5,457,964
Cash dividends declared per common share	$0.40	$0.38	$0.36

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income

Years ended December 31, 2011, 2010 and 2009

	Common stock
					Accumulated other comprehensive income (loss)
	Number of shares	Amount	Additional paid-in capital	Retained earnings		Total
Balance, January 1, 2009	5,592,314	$559,231	$2,868,669	$24,268,266	$521,827	$28,217,993
Stock options exercised	1,275	128	9,903	—	—	10,031
Purchase and retirement of common stock	(423,571)	(42,357)	(2,992,010)	(567,716)	—	(3,602,083)
Dividends declared ($0.36 per share)	—	—	—	(1,920,744)	—	(1,920,744)
Stock-based compensation expense	—	—	227,434	—	—	227,434
Tax benefit on stock plans	—	—	25	—	—	25
Net income	—	—	—	2,910,487	—	2,910,487
Cumulative translation adjustment	—	—	—	—	141,767	141,767
Amortization of cumulative unrealized gain on marketable securities	—	—	—	—	(2,527)	(2,527)

Comprehensive income						3,049,727

Balance, December 31, 2009	5,170,018	517,002	114,021	24,690,293	661,067	25,982,383
Stock options exercised, net of surrendered shares	95,618	9,562	444,562	—	—	454,124
Dividends declared ($0.38 per share)	—	—	—	(1,987,806)	—	(1,987,806)
Stock-based compensation expense	—	—	261,859	—	—	261,859
Tax benefit on stock plans	—	—	101,830	—	—	101,830
Net income	—	—	—	4,518,384	—	4,518,384
Cumulative translation adjustment	—	—	—	—	(922,163)	(922,163)

Comprehensive income						3,596,221

Balance, December 31, 2010	5,265,636	526,564	922,272	27,220,871	(261,096)	28,408,611
Stock options exercised, net of surrendered shares	173,174	17,317	1,243,281	—	—	1,260,598
Dividends declared ($0.40 per share)	—	—	—	(2,148,384)	—	(2,148,384)
Stock-based compensation expense	—	—	388,904	—	—	388,904
Tax benefit on stock plans	—	—	208,067	—	—	208,067
Net income	—	—	—	5,450,918	—	5,450,918
Cumulative translation adjustment	—	—	—	—	(328,935)	(328,935)

Comprehensive income						5,121,983

Balance, December 31, 2011	5,438,810	$543,881	$2,762,524	$30,523,405	$(590,031)	$33,239,779

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net income	$5,450,918	$4,518,384	$2,910,487
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	388,904	261,859	227,434
Loss on disposition of long-term assets	7,029	11,627	9,459
Depreciation and amortization	616,451	544,341	577,530
Deferred income taxes	(173,311)	(234,390)	(31,230)
Excess tax benefit from employee stock plans	(208,067)	(101,830)	(25)
Changes in operating assets and liabilities:
Trade accounts receivable	967,666	(1,158,951)	(506,210)
Other receivables	349,008	(356,793)	163,047
Inventories	(356,138)	72,314	477,724
Prepaid income taxes	159,341	22,680	243,058
Prepaid expenses, other	(97,577)	(61,135)	27,777
Accounts payable	63,000	609,985	84,797
Compensation and related expenses	226,124	632,832	(25,295)
Other accrued expenses	74,854	167,022	(147,548)
Accrued product warranties	(10,000)	12,207	(20,228)
Accrued income taxes	513,614	147,113	(18,095)
Deferred revenue	133,372	138,506	180,484

Net cash provided by operating activities	8,105,188	5,225,771	4,153,166

Cash flows from investing activities:
Purchases of marketable securities	(5,841,312)	(4,897,036)	(979,101)
Proceeds from maturities of marketable securities	1,182,707	4,389,594	7,593,729
Purchases of property, plant and equipment	(882,061)	(1,645,628)	(306,572)
Cash paid for investment in affiliated company	—	(3,633,909)	—
Proceeds from sale of property and equipment	713	7,590	4,491
Cash paid for patent and trademark registrations	(230,163)	(120,659)	(148,064)
Other	(2,769)	(3,521)	(3,522)

Net cash (used in) provided by investing activities	(5,772,885)	(5,903,569)	6,160,961

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,260,598	454,124	10,031
Purchases and retirement of common stock	—	—	(3,602,083)
Excess tax benefit from employee stock plans	208,067	101,830	25
Dividends paid	(2,104,739)	(1,952,872)	(1,958,750)

Net cash used in financing activities	(636,074)	(1,396,918)	(5,550,777)

Effect of exchange rate changes on cash and cash equivalents	(225,631)	(363,163)	76,298
Net increase (decrease) in cash and cash equivalents	1,470,598	(2,437,879)	4,839,648
Cash and cash equivalents:
Beginning of year	6,955,248	9,393,127	4,553,479

End of year	$8,425,846	$6,955,248	$9,393,127

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,371,164	$2,009,582	$1,367,575
Cash paid during the year for interest	7,191	—	4,046
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$543,881	$500,235	$465,302
Amortization of cumulative unrealized gain on marketable securities	—	—	(2,527)
Purchases of fixed assets and intangibles in accounts payable	923	28,162	25,626

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies

        MOCON, Inc. (the Company) is involved with the developing, manufacturing and marketing of measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world. The Company reports its operating segments in accordance with accounting standards codified in ASC 280, Segment Reporting, with three operating segments (Lab Instruments, Field Instruments and Food Safety Products) that have been aggregated into one reporting segment for financial reporting purposes.

        The following is a summary of the significant accounting policies used in the preparation of the Company's consolidated financial statements.

  (a)
  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

  (b)
  Foreign Currency Translation

          The financial statements for operations outside the United States are maintained in their local currencies. All assets and liabilities of the Company's foreign subsidiaries are translated to United States dollars at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income or loss in stockholders' equity. Gains and losses on foreign currency transactions are included in other income or loss.

  (c)
  Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          Cash equivalents consist of short-term investments which are readily convertible to cash.

  (d)
  Marketable Securities

          Marketable securities at December 31, 2011 and 2010 consist of municipal bonds and certificates of deposit. The Company classifies its marketable securities as held-to-maturity due to its ability and intent to hold these securities until maturity or the call date as the case may be. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost, that is deemed other than temporary, is charged to income, resulting in the establishment of a new cost basis for the security.

  (e)
  Accounts Receivable

          Credit is granted to customers in the normal course of business. Receivables are recorded at original carrying value, which approximates fair value, less reserves for estimated uncollectible amounts and sales returns. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

  under the circumstances, including the current economic environment. When facts and circumstances dictate, the Company may need to adjust its estimates and assumptions.

  (f)
  Inventories

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, and market represents the lower of replacement cost or estimated net realizable value. The Company records an estimate for excess and obsolete inventory which is based on historical usage and sales history.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

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

  (k)
  Derivative Financial Instruments

          During 2010, the Company entered into a foreign currency contract to mitigate the currency risk on an intercompany loan; this contract matured in January 2011. The Company has not historically entered into foreign currency exchange contracts. Because the market value of this hedging contract was derived from current market rates it was classified as a derivative financial instrument. The derivative contract contained credit risk to the extent that the Company's bank counterparty may have been unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in the contracts.

          The Company does not use derivatives for speculative or trading purposes. The Company has elected not to apply the hedge accounting guidance under the Derivatives and Hedging Topic of the Codification. As a result, gains or losses related to mark-to-market adjustments on the foreign currency forward exchange contract are recognized as other income or expense in the income statement during the period in which the instrument is outstanding. The fair value of the foreign currency forward exchange contract represented the amount we would have received or paid to terminate the contract at the reporting date and was recorded in other current assets or liabilities depending on whether the net amount was a gain or a loss.

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

  (m)
  Use of Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining the allowance for doubtful accounts, inventory

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

  reserves, useful lives for intangible assets, warranty reserves and uncertain tax positions. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimated at the time the consolidated financial statements are prepared.

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

          In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management's evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

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

December 31, 2011, 2010 and 2009

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

          Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts. Unearned revenue related to these contracts is recorded in current liabilities in the consolidated balance sheets.

          In the first quarter 2010, the Company adopted ASC Topic 605 related to recognizing revenue from shipments with multiple element arrangements. This guidance provides that the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling price, as demonstrated by vendor-specific objective evidence (VSOE) or third-party evidence (TPE). Where VSOE or TPE is not available, revenue will be allocated using an estimated selling price. This adoption did not have a material impact on the Company's consolidated financial statements.

          Shipping and handling fees billed to customers are reported within sales in the consolidated statements of income, and the related costs are included in cost of sales in the consolidated statements of income.

  (q)
  Advertising Costs

          The Company incurs advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was approximately $567,000, $450,000 and $490,000 in 2011, 2010 and 2009, respectively.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(1) Summary of Significant Accounting Policies (Continued)

  (u)
  Recently Adopted Accounting Guidance

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

          In June 2011, the FASB issued guidance on the presentation of comprehensive income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued an amendment to this standard which defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(2) Marketable Securities

        The amortized cost and fair value for held-to-maturity securities by major security type at December 31, 2011 and 2010 were as follows:

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity:
Municipal bonds	$4,911,346	$4,921,201	$2,220,724	$2,215,167
Certificates of deposit	5,192,983	5,206,119	3,225,000	3,225,000

	$10,104,329	$10,127,320	$5,445,724	$5,440,167

        There were no gross realized gains or losses for the years ended December 31, 2011, 2010 and 2009.

        Maturities of investment securities at December 31, 2011 and 2010 were as follows:

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$4,304,912	$4,316,235	$1,058,275	$1,059,981
Due after one year	5,799,417	5,811,085	4,387,449	4,380,186

	$10,104,329	$10,127,320	$5,445,724	$5,440,167

(3) Inventories

        The major components of inventories at December 31, 2011 and 2010 were as follows:

	2011	2010
Finished products	$804,049	$727,718
Work-in-process	1,652,708	1,652,605
Raw materials	2,023,172	1,761,173

	$4,479,929	$4,141,496

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(4) Property, Plant and Equipment

        Property, plant and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010	Estimated useful lives
Land	$200,000	$200,000	—
Buildings	759,281	759,281	27 years
Machinery and equipment	3,552,316	3,285,424	3 to 10 years
Office equipment	1,278,375	1,190,443	2 to 15 years
Leasehold improvements	1,242,996	1,214,932	1 to 15 years
Vehicles	288,909	285,453	3 to 5 years

Total property, plant and equipment	7,321,877	6,935,533
Less accumulated depreciation	(4,147,129)	(4,092,578)

Net property, plant and equipment	$3,174,748	$2,842,955

        Depreciation of property, plant and equipment was $530,326, $453,810 and $475,673 for the years ended December 31, 2011, 2010 and 2009, respectively.

(5) Goodwill and Other Intangible Assets

  Goodwill

        As of December 31, 2011 and 2010, goodwill amounted to $3,119,246 and $3,160,858, respectively. The decrease was due to foreign currency translation. The Company completed its annual impairment tests during the fourth quarters of 2011 and 2010 and determined there was no impairment.

  Other Intangible Assets

        Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2011
	Cost	Accumulated Amortization	Net
Patents	$1,283,761	$(447,158)	$836,603
Trademarks and trade names	516,069	(443,136)	72,933
Other intangibles	80,000	(80,000)	—

	$1,879,830	$(970,294)	$909,536

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(5) Goodwill and Other Intangible Assets (Continued)

	As of December 31, 2010
	Cost	Accumulated Amortization	Net
Patents	$1,075,437	$(412,678)	$662,759
Trademarks and trade names	495,850	(419,380)	76,470
Other intangibles	778,596	(751,929)	26,667

	$2,349,883	$(1,583,987)	$765,896

        Amortization expense was $86,125, $90,531 and $101,857 in 2011, 2010 and 2009, respectively.

        Estimated amortization expense for the fiscal years 2012 to 2016 and thereafter is $58,408, $54,093, $43,669, $39,017 and $229,808, respectively.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(6) Warranty (Continued)

        Warranty provisions and claims for the years ended December 31, 2011, 2010 and 2009 were as follows:

Description	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at End of Year
Year ended December 31, 2011:
Allowance for product warranties	$217,819	227,112	239,425	205,506
Year ended December 31, 2010:
Allowance for product warranties	$209,710	305,167	297,058	217,819
Year ended December 31, 2009:
Allowance for product warranties	$229,087	294,579	313,956	209,710

(7) Commitments and Contingencies

  (a)
  Leases

        The Company leases its facilities and certain equipment pursuant to operating leases. The facility leases expire at various times through October 2025 and require the Company to pay operating costs, including real estate taxes.

        Rental expense, including charges for operating costs, was $629,405, $533,828 and $462,131 in 2011, 2010 and 2009, respectively.

        The following is a schedule of future minimum lease payments, excluding charges for operating costs, for operating leases as of December 31, 2011:

Year Ending December 31
2012	$566,615
2013	510,485
2014	508,182
2015	518,397
2016	528,612
2017 and thereafter	4,348,802

$6,981,093

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(7) Commitments and Contingencies (Continued)

  (c) Inventory Purchase Obligations

        At December 31, 2011, the Company had approximately $2.45 million of purchase order commitments to suppliers of the Company for delivery of inventory primarily during 2012.

  (d) Internal Use Software

        During 2011, the Company entered into an agreement with a third party for consulting and training services related to an upgrade and implementation of an enterprise resource planning (ERP) system. Per the terms of the contract, payment is due upon reaching defined project milestones. The Company will be obligated to pay the remaining amount of approximately $400,000 upon reaching certain milestones, which are expected to be achieved during 2012.

(8) Income Taxes

        Income before income taxes was as follows:

	2011	2010	2009
Income before income taxes:
Domestic	$6,405,112	$5,060,452	$2,824,230
Foreign	1,798,868	1,402,918	1,405,124

Total	$8,203,980	$6,463,370	$4,229,354

        The provision (benefit) for income taxes consists of the following:

	2011	2010	2009
Current tax expense:
Federal	$1,934,352	$1,549,506	$892,905
State	173,360	175,814	106,816
Foreign	552,292	443,908	352,512

Total current expense	2,660,004	2,169,228	1,352,233

Deferred tax expense (benefit):
Federal	97,588	(223,484)	(42,277)
State	4,580	(1,124)	(4,727)
Foreign	(9,110)	366	13,638

Total deferred expense (benefit)	93,058	(224,242)	(33,366)

Provision for income taxes	$2,753,062	$1,944,986	$1,318,867

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(8) Income Taxes (Continued)

        The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income for years ended December 31,
	2011	2010	2009
Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	1.5	1.8	1.6
Change in valuation allowance	0.6	—	(1.0)
Domestic manufacturing deduction	(2.1)	(2.5)	(1.5)
Effect of foreign operations	(0.7)	(0.5)	(1.6)
Foreign dividend income	—	(2.9)	—
Tax-exempt interest	(0.2)	(0.2)	(0.9)
Changes in unrecognized tax benefits	0.3	0.6	(0.3)
Stock option compensation	0.3	0.7	1.6
Research credit	(1.0)	(1.1)	(1.2)
Other	0.9	0.2	0.5

Effective income tax rate	33.6%	30.1%	31.2%

        The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$40,155	$53,708
Inventory items	159,547	129,073
Reserves and accruals	542,095	445,905
Capital loss carryforward	—	317,691
Compensation expense—stock options	128,045	101,170
Foreign tax credit carryover	279,366	184,672
Intangibles	33,371	54,332
Other	205,769	132,569

Subtotal	1,388,348	1,419,120
Less: Valuation allowance	(50,504)	(317,691)

Total deferred tax assets	1,337,844	1,101,429

Deferred tax liabilities:
Fixed assets	(468,887)	(174,942)
Unrealized currency gain	—	(201,734)

Total deferred tax liabilities	(468,887)	(376,676)

Net deferred tax asset	$868,957	$724,753

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(8) Income Taxes (Continued)

        As of December 31, 2011, the Company has determined that establishing a valuation allowance against the deferred tax assets is required since it is more likely than not that the tax benefits of $50,504 from the carry-forward of foreign tax credits will not be realized through generating future foreign source income. However, the Company believes it is more likely than not that the remainder of its deferred tax assets at December 31, 2011 will be realized primarily through generation of future taxable income. During 2011, a capital loss carryforward for which a full valuation allowance was carried, expired. Accordingly, both the deferred tax asset and the related valuation allowance were removed.

        In January 2011, the Company's German subsidiary repatriated to the Company 2.5 million euros (approximately $3.3 million) in the form of a dividend distribution. As of December 31, 2011, there was approximately $4,500,000 of accumulated undistributed earnings remaining at the subsidiary. No deferred tax liability has been provided on the remaining foreign earnings. If they were remitted to the Company, applicable U.S. Federal and foreign withholding taxes would be offset by available foreign tax credits.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2011	$217,000
Additions based on tax positions related to the current year	77,000
Additions based on tax positions related to the prior year	—
Reductions due to closing of statute of limitations	(9,000)
Reductions based on tax positions related to the prior year	(41,000)

Balance at December 31, 2011	$244,000

        Included in the balance of total unrecognized tax benefits at December 31, 2011 are potential benefits of $183,000 that if recognized would affect the effective tax rate on income before income taxes. The difference between this amount and the corresponding amount of gross unrecognized tax benefits related primarily to the deferred federal benefit for state income tax related amounts.

        The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $34,000 and $31,000 on a gross basis at December 31, 2011 and 2010, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China, Germany and the Netherlands. With limited exceptions, the Company is no longer subject to income tax examinations by taxing authorities for taxable years before 2008. In July 2011, the Internal Revenue Service completed its examination of our 2009 Federal income tax return. The audit was completed without having a material impact on our provision for income taxes.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(9) Stock-Based Compensation

        As of December 31, 2011, the Company has reserved 391,900 shares of common stock for options and other stock-based incentive awards that are still available for grant under the Company's 2006 stock incentive plan, and 829,786 shares for options that have been granted under either the Company's 2006 stock incentive plan or 1998 stock option plan but have not yet been exercised. The Company issues new shares of common stock upon exercise of stock options.

        Under the Company's stock-based incentive plans, option exercise prices are 100% of the market value of the common stock at the date of grant, except if incentive options granted under the 1998 and 2006 plans were granted to persons owning more than 10% of the Company's stock, in which case the option price would be 110% of the market value. Exercise periods are generally for seven to ten years. Certain of the plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, the Company may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to additional paid-in capital.

        Stock-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related stock-based reward. The Company generally provides for the vesting of stock options in equal annual installments over a four-year period commencing on the one-year anniversary of the date of grant, or over a one-year period with one-fourth of the underlying shares vesting at the end of each three-month period following the grant date. Stock-based compensation expense recognized in the consolidated financial statements for 2011, 2010 and 2009 was as shown below:

	Years Ended December 31,
	2011	2010	2009
Total cost of stock-based compensation	$388,904	$261,859	$227,434
Amount of income tax benefit recognized in earnings	(111,882)	(28,646)	(10,964)

Amount charged against net income	$277,022	$233,213	$216,470

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). The Company uses historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. The Company based its estimate of expected volatility for awards granted in 2011, 2010 and 2009 on daily historical trading data of its common stock for a period equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company estimated the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a seven-year contractual term. Forfeitures were based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(9) Stock-Based Compensation (Continued)

assumptions were used to estimate the fair value of options granted during 2011, 2010 and 2009 using the Black-Scholes model:

	2011	2010	2009
Dividend yield	2.7%	3.3%	4.1%
Expected volatility	42%	41%	41%
Risk-free interest rate	1.1%	2.0%	3.0%
Expected lives (in years)	5.6	5.7	5.5

        Information regarding the Company's stock option plans for 2009, 2010 and 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	848,562	$8.81	4.9	$567,879
Granted	96,500	9.21
Exercised	(1,275)	7.87
Cancelled or expired	(6,537)	10.37

Options outstanding, December 31, 2009	937,250	8.84	4.2	881,656
Granted	123,600	12.96
Exercised	(134,865)	6.76
Cancelled or expired	(13,423)	8.41

Options outstanding, December 31, 2010	912,562	9.71	4.1	2,962,426
Granted	132,900	16.00	7.0
Exercised	(203,801)	8.41
Cancelled or expired	(11,875)	9.08

Options outstanding, December 31, 2011	829,786	$11.05	4.1	$4,108,291

Options exercisable, December 31, 2011	625,561	$9.98	3.3	$3,766,279

        The weighted average grant date fair value based on the Black-Scholes model for options granted in 2011, 2010 and 2009 was $4.60, $3.73 and $2.53, respectively. The total intrinsic value of options exercised was $1,341,057, $674,963 and $1,151 during the years ended December 31, 2011, 2010 and 2009, respectively. The aggregate intrinsic values are based upon the closing price of our common stock on the last day of the respective fiscal year.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(9) Stock-Based Compensation (Continued)

        A summary of the status of the Company's unvested option shares as of December 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	185,812	$3.23
Options granted	132,900	4.60
Options cancelled	(1,950)	2.92
Options vested	(112,537)	3.46

Unvested at December 31, 2011	204,225	$4.00

        As of December 31, 2011, there was $816,788 of total unrecognized compensation cost related to unvested stock-based compensation granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of option shares vested during the years 2011, 2010 and 2009 was $388,904, $261,860 and $230,365, respectively.

(10) Other Income

        Other income, net for 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
Interest income on investments	$117,680	$84,199	$369,176
Foreign currency exchange gain (loss)	(37,276)	542,108	(2,956)
Other	(805)	2,605	(168)

Total other income	$79,599	$628,912	$366,052

(11) Stockholders' Equity

        In the period from March through June 2009, the Company repurchased 181,171 shares of its outstanding common stock. These purchases exhausted the authorization which had been in place since November, 2005. On June 23, 2009, the Board of Directors authorized the repurchase of up to an additional $2,000,000 of its common stock. In August 2009, the Company repurchased a total of 242,400 shares of the Company's common stock which exhausted the 2009 authorization. Currently, there is no authorization in place to repurchase any of the Company's common stock.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(12) Net Income per Common Share

        The following table presents a reconciliation of the denominators used in the computation of net income per common share—basic and net income per common share—diluted for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Weighted shares of common stock outstanding—basic	5,342,900	5,208,873	5,393,066
Weighted shares of common stock assumed upon exercise of stock options	229,746	155,380	64,898

Weighted shares of common stock outstanding—diluted	5,572,646	5,364,253	5,457,964

        Outstanding stock options of 251,687 and 574,387 at December 31, 2010 and 2009 have been excluded from the net income per common share calculations because the effect on net income per common share would have been anti-dilutive. At December 31, 2011, there were no outstanding stock options that were deemed to be anti-dilutive because the market value of the Company's common stock was equal to, or greater than, the exercise price of the currently outstanding options.

(13) Product Line, Geographical and Significant Customer Information

        The following table summarizes total sales by product line for 2011, 2010 and 2009 respectively:

	Years Ended December 31,
	2011	2010	2009
Permeation testing products and services	$22,160,447	$18,077,953	$15,126,259
Gas analyzers, sensors and detectors	6,802,153	5,738,948	4,933,256
Package testing products and services	5,951,112	5,062,414	4,701,279
Other products and services	2,447,155	2,669,314	1,877,304

Total sales	$37,360,867	$31,548,629	$26,638,098

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(13) Product Line, Geographical and Significant Customer Information (Continued)

        The following table summarizes total sales, based upon the country to which sales to external customers were made for fiscal years 2011, 2010 and 2009. All of the Company's tangible assets are located in the United States, except for an insignificant amount of property and equipment in Germany and China.

	Years Ended December 31,
	2011	2010	2009
Domestic sales	$16,297,487	$13,806,660	$11,790,911
Foreign sales:
Europe	8,654,088	7,148,879	6,591,749
Asia	8,237,348	8,482,788	5,996,005
Other	4,171,944	2,110,302	2,259,433

Total foreign sales	21,063,380	17,741,969	14,847,187

Total sales	$37,360,867	$31,548,629	$26,638,098

        The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 10% of the consolidated sales in 2010, and 15% of the consolidated trade accounts receivable balance at December 31, 2010.

(14) Savings and Retirement Plan

        The Company has a 401(k) Savings and Retirement Plan covering substantially all of its employees. The Company provides matching contributions in accordance with the plan. The Company's contributions to this plan in 2011, 2010 and 2009 were $218,319, $196,993 and $193,115, respectively.

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

        The investment in Luxcel is carried on our balance sheet at the original purchase price, adjusted for currency fluctuations. The Company believes that it is not feasible to readily estimate the fair value of its investment in Luxcel. Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(15) Investment in Affiliated Company (Continued)

on their ability to obtain additional funding, gain acceptance of its products in the marketplace, and obtain regulatory approvals. Luxcel has provided reimbursement for certain research and development costs incurred by the Company in the amounts of approximately $175,000 and $165,000 in 2011 and 2010, respectively, which have been reflected in the Consolidated Statements of Income as a reduction of research and development expenses.

        As part of the relationship with Luxcel, we purchase sensors which accompany our instruments for sale to an end user and are required to pay a royalty to Luxcel on the sale of such instruments.

(16) Derivatives

        At December 31, 2010, we had one outstanding foreign currency forward contract with a notional amount totaling approximately $3,089,000. The contract matured in January 2011 which coincided with the settlement of the intercompany loan. As of December 31, 2010, the fair value of this contract resulted in a receivable of approximately $250,000 and was recorded in other income and other current receivables. There are no outstanding foreign currency contracts as of December 31, 2011.

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

        As of December 31, 2011, there are no assets or liabilities subject to fair value measurement. The population of financial assets and liabilities subject to fair value measurement at December 31, 2010 was as follows:

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010 and 2009

(18) Subsequent Event

        On March 9, 2012, the Company entered into a share purchase agreement with PBI Holding A/S (PBI Holding), a Danish company based in Ringsted, Denmark, that provides for the acquisition by our Company of the outstanding shares of PBI-Dansensor A/S (Dansensor), a subsidiary of PBI Holding. Under the terms of the agreement, the Company will purchase the issued and outstanding shares of Dansensor for an aggregate of DKK 112,000,000 (approximately $20,000,000), two-thirds of which will be paid at closing and the remainder of which will be paid over four years pursuant to a secured note issued to the seller.

        In connection with entering into this acquisition, the Company entered into a commitment letter with Wells Fargo Bank, N.A. to secure financing necessary to fund a portion of the cash consideration required to effect the transaction. The committed debt financing includes a combination of a $5.0 million secured revolving credit line that has a four year maturity date and a $3.5 million term loan that amortizes over four years.

        The Company anticipates that the closing of the acquisition transaction will occur on or about April 2, 2012.

 MOCON, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibit No.	Exhibit	Method of Filing
3.1	Restated Articles of Incorporation of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-09273)
3.2	Third Restated Bylaws of MOCON, Inc.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 10-Q filed on August 12, 2011 (File No. 000-09273)
10.1	Office/Warehouse Lease, dated March 9, 2010, by and between MOCON, Inc. and Minnesota Industrial Properties Limited Partnership	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-09273)
10.2	MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)
10.3	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.4	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.5	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2011 (File No. 000-09273)
10.6	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.7	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.8	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)

Exhibit No.	Exhibit	Method of Filing
10.9	2003 Compensation Committee resolution setting forth the MOCON Incentive Pay Plan, as amended	Filed herewith
10.10	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)
10.11	Subscription and Shareholders Agreement dated December 21, 2009 among MOCON, Inc., Luxcel Biosciences, Enterprise Ireland, Glanbia Enterprise Fund, and certain other parties named therein	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 23, 2009 (File No. 000-09273)
10.12	Share Purchase Agreement dated March 9, 2012, by and between MOCON, Inc. and PBI Holding A/S	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 12, 2012 (File No. 000-09273)
10.13	Description of Non-Employee Director Compensation Arrangements	Filed herewith
10.14	Description of Executive Officer Compensation Arrangements	Filed herewith
21.1	Subsidiaries of MOCON, Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Furnished herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

Financial Statement Schedule:

II—Valuation and Qualifying Accounts

        All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2011:
Allowance for doubtful accounts and sales returns	$183,291	16,653	49,023	150,921
Year ended December 31, 2010:
Allowance for doubtful accounts and sales returns	$162,315	102,860	81,884	183,291
Year ended December 31, 2009:
Allowance for doubtful accounts and sales returns	$137,182	113,521	88,388	162,315

S-1