Form 10-Q
period 2012-03-31
MOCON INC
filed 2012-05-10
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2012

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

As of April 30, 2012, the Company had 5,473,298 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2012

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$15,982,890	$8,425,846
Marketable securities, current	5,714,241	4,304,912
Trade accounts receivable, less allowance for doubtful accounts of $157,764 in 2012 and $150,921 in 2011	4,862,082	4,675,464
Other receivables	104,900	101,951
Inventories	4,608,666	4,479,929
Prepaid income taxes	87,472	9,239
Prepaid expenses, other	774,948	511,299
Deferred income taxes	821,028	848,597
Total current assets	32,956,227	23,357,237

Marketable securities, noncurrent	3,281,284	5,799,417
Property, plant and equipment, net of accumulated depreciation of $4,307,661 in 2012 and $4,147,129 in 2011	3,691,983	3,174,748
Goodwill	3,172,493	3,119,246
Investment in affiliated company	3,334,500	3,237,250
Technology rights and other intangibles, net	998,274	909,536
Deferred income taxes	16,718	20,360
Other assets	87,543	86,717

TOTAL ASSETS	$47,539,022	$39,704,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of term note payable	$875,004	$—
Revolving line of credit	4,000,000	—
Accounts payable	2,254,929	1,812,779
Compensation and related expenses	1,582,752	2,313,553
Other accrued expenses	416,296	406,378
Accrued product warranties	180,325	205,506
Dividends payable	574,654	543,881
Deferred revenue	492,653	857,906
Total current liabilities	10,376,613	6,140,003

Term note payable	2,624,996	—
Obligations to former employees	48,155	46,751
Accrued income taxes	294,790	277,978

Total liabilities	13,344,554	6,464,732

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2012 and 2011	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,472,898 shares in 2012 and 5,438,810 shares in 2011	547,290	543,881
Additional paid-in capital	3,193,810	2,762,524
Retained earnings	30,769,150	30,523,405
Accumulated other comprehensive loss	(315,782)	(590,031)
Total stockholders’ equity	34,194,468	33,239,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,539,022	$39,704,511

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Sales:
Products	$8,516,337	$8,190,590
Consulting services	666,994	884,033
Total sales	9,183,331	9,074,623

Cost of sales:
Products	2,994,877	2,846,373
Consulting services	379,370	412,936
Total cost of sales	3,374,247	3,259,309

Gross profit	5,809,084	5,815,314

Selling, general and administrative expenses	3,777,673	3,205,148

Research and development expenses	733,539	557,356

Operating income	1,297,872	2,052,810

Other income, net	17,508	12,670

Income before income taxes	1,315,380	2,065,480

Income taxes	494,707	748,172

Net income	$820,673	$1,317,308

Net income per common share:
Basic	$0.15	$0.25
Diluted	$0.14	$0.24

Weighted average common shares outstanding:
Basic	5,450,173	5,268,301
Diluted	5,691,783	5,484,689

Cash dividends declared per common share	$0.105	$0.10

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income	$820,673	$1,317,308

Other comprehensive income:
Cumulative translation adjustment	274,249	489,572

Comprehensive income	$1,094,922	$1,806,880

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$820,673	$1,317,308
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	123,537	97,660
(Gain) loss on disposition of long-term assets	(37,440)	500
Depreciation and amortization	166,400	141,995
Deferred income taxes	31,211	17,645
Excess tax benefit from employee stock plans	(43,945)	(24,302)
Changes in operating assets and liabilities:
Trade accounts receivable	(284,097)	738,910
Other receivables	(2,389)	162,541
Inventories	(109,598)	(396,703)
Prepaid income taxes	(78,233)	426,161
Prepaid expenses and other	(262,032)	(283,387)
Accounts payable	547,874	486,914
Compensation and related expenses	(739,583)	(482,243)
Other accrued expenses	5,266	16,507
Accrued product warranties	(26,894)	(817)
Accrued income taxes	54,737	160,830
Deferred revenue	(367,190)	(24,654)
Net cash (used in) provided by operating activities	(201,703)	2,354,865

Cash flows from investing activities:
Purchases of marketable securities	(365,000)	(2,236,690)
Proceeds from maturities of marketable securities	1,473,804	266,530
Purchases of property, plant and equipment	(617,238)	(216,034)
Proceeds from sale of property and equipment	82,266	—
Cash paid for patents and other intangible assets	(190,819)	(27,105)
Other	(826)	(881)
Net cash provided by (used in) investing activities	382,187	(2,214,180)

Cash flows from financing activities:
Proceeds from revolving line of credit	4,000,000	—
Proceeds from term note payable	3,500,000	—
Proceeds from the exercise of stock options	267,213	78,348
Excess tax benefit from employee stock plans	43,945	24,302
Dividends paid	(544,156)	(500,345)
Net cash provided by (used in) financing activities	7,267,002	(397,695)

Effect of exchange rate changes on cash and cash equivalents	109,558	124,424

Net increase (decrease) in cash and cash equivalents	7,557,044	(132,586)

Cash and cash equivalents:
Beginning of period	8,425,846	6,955,248
End of period	$15,982,890	$6,822,662

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$486,992	$143,534

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$574,654	$528,162
Purchases of fixed assets and intangibles in accounts payable	$156,383	$26,617

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2012

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of income for the three-month periods ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at March 31, 2012, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

MOCON Inc. (the Company) is involved with the developing, manufacturing and marketing of measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world.  The Company reports its operating segments in accordance with accounting standards codified in ASC 280, Segment Reporting, with three operating segments (Lab Instruments, Field Instruments and Food Safety Products) that have been aggregated into one reporting segment for financial reporting purposes.

Principles of Consolidation

The consolidated financial statements include the accounts of MOCON, Inc. and its wholly-owned subsidiaries (collectively the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.  The fair value of investments in marketable securities is based on quoted market prices and summarized in Note 5.  See Note 7 for fair value disclosure of the investment in Luxcel.  The fair value of the Company’s term note payable and revolving line of credit at March 31, 2012 approximates the carrying value due to the proximity of the date at which the Company executed the agreements and period end.

Recently Adopted Accounting Pronouncements

On January 1, 2012, the Company adopted the FASB issued guidance on the presentation of comprehensive income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Adoption of this guidance did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued updated accounting guidance on the periodic testing of goodwill for impairment.  This guidance allows entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the entity concludes the fair value is higher than the carrying value, then no further testing is necessary.  However, if impairment is likely, the first step, which is to calculate the fair value of the reporting unit, is necessary.  Additionally, the entity is required to then perform step two in measuring the impairment loss for the period.  For public companies, this guidance is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted.  The Company adopted this guidance on January 1, 2012 and it did not have a material effect on our consolidated financial statements.

Note 2 — Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Finished products	$922,818	$804,049
Work-in-process	1,600,349	1,652,708
Raw materials	2,085,499	2,023,172
	$4,608,666	$4,479,929

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Weighted shares of common stock outstanding — basic	5,450,173	5,268,301
Weighted shares of common stock assumed upon exercise of stock options	241,610	216,388
Weighted shares of common stock outstanding — diluted	5,691,783	5,484,689

Outstanding stock options totaling 123,200 at March 31, 2011, have been excluded from the net income per common share calculations because the effect on net income per common share would be anti-dilutive.  There were no anti-dilutive shares at March 31, 2012.

Note 4 — Goodwill and Intangible Assets

As of March 31, 2012 and December 31, 2011, goodwill amounted to $3,172,493 and $3,119,246, respectively.  The increase was due to foreign currency translation.  Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2012
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,335,650	$(457,095)	$878,555	10 to 17 years
Trademarks and trade names	516,985	(449,041)	67,944	5 to 17 years
Other intangibles	131,775	(80,000)	51,775	4 years
	$1,984,410	$(986,136)	$998,274

	As of December 31, 2011
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,283,761	$(447,158)	$836,603	10 to 17 years
Trademarks and trade names	516,069	(443,136)	72,933	5 to 17 years
Other intangibles	80,000	(80,000)	—	—
	$1,879,830	$(970,294)	$909,536

Total amortization expense for the three-month periods ended March 31, 2012 and 2011 was $15,842 and $20,535, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use.  Estimated amortization expense for the remainder of 2012 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of March 31, 2012 is as follows:

Estimated Expense
2012	$46,798
2013	$58,626
2014	$48,202
2015	$43,550
2016	$35,468
2017 and thereafter	$224,937

Note 5 — Marketable Securities

Marketable securities at March 31, 2012 consisted of municipal bonds and certificates of deposits, and are classified as held-to-maturity due to our ability and intent to hold these securities until maturity or the call date as the case may be.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no other than temporary impairment during the first three months of 2012; therefore, no adjustment to the amortized cost basis was made.  Currently, all of the Company’s marketable securities mature within two years.

The amortized cost and fair value for held-to-maturity securities by major security type at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$4,942,985	$18,274	$—	$4,961,259
Municipal bonds	4,052,540	16,025	(526)	4,068,039
	$8,995,525	$34,299	$(526)	$9,029,298

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$5,192,983	$14,741	$(1,605)	$5,206,119
Municipal bonds	4,911,346	11,762	(1,907)	4,921,201
	$10,104,329	$26,503	$(3,512)	$10,127,320

Note 6 — Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$(590,031)	$(261,096)
Cumulative translation adjustment	274,249	489,572
Ending balance	$(315,782)	$228,476

Note 7 - Investment in Affiliated Company

In January 2010, the Company acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland.  The investment in Luxcel is carried on the condensed consolidated balance sheet at the original purchase price, adjusted for currency fluctuations.  The Company believes that it is not feasible to readily determine the fair value of this investment.  Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of their products in the marketplace, and obtain regulatory approvals.

Note 8 — Warranty

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

Warranty provisions and claims for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$205,506	$217,819
Warranty provisions	35,826	72,057
Warranty claims	(61,007)	(69,529)
Ending balance	$180,325	$220,347

Note 9 — Bank Financing

In connection with the acquisition as more fully described in Note 12, on March 28, 2012, the Company entered into a Credit Agreement (the Agreement) with Wells Fargo Bank, National Association (the Bank).  The Agreement provided for a secured term note payable of $3,500,000 and a revolving line of credit of $5,000,000. As of March 31, 2012, the Company had $4,000,000 outstanding on the revolving line of credit.

The term note is due in monthly principal installments of $72,917 through March 28, 2016.  Interest is due monthly and is charged at a fixed rate of 3.46% through maturity.  The revolving line of credit accrues interest monthly at 1.75% over the one-month LIBOR rate, which totaled 1.99% at March 31, 2012, through the earlier of payment in full or March 28, 2016.

The term note and revolving line of credit are secured by all of the assets of the Company except for the shares of PBI-Dansensor A/S (Dansensor).  The Company is subject to various positive and negative covenants in the Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases.

The future minimum principal payments of the term note payable for the remainder of fiscal 2012 and for each fiscal year thereafter is as follows:

2012	$656,253
2013	875,004
2014	875,004
2015	875,004
2016	218,735
Total	$3,500,000

Note 10 — Income Taxes

As of March 31, 2012 and December 31, 2011, the liability for gross unrecognized tax benefits was $261,000 and $244,000, respectively.  Changes in gross unrecognized tax benefits during the three months ended March 31, 2012 consisted of an increase of $17,000 for tax positions taken in the current year. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not materially change in the next twelve months.

Note 11 — Stock-Based Compensation

As of March 31, 2012, the Company has reserved 392,350 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 791,462 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  The Company issues new shares of common stock upon exercise of stock options.  There were no options granted in the first three months of 2012.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended March 31,
	2012	2011
Total cost of stock-based compensation	$123,537	$97,660
Amount of income tax benefit recognized in earnings	(32,416)	(15,331)
Amount charged against net income	$91,121	$82,329

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes).  The Company uses historical data to estimate the expected price volatility, expected option life and expected forfeiture rate.  The Company bases its estimate of expected volatility for awards granted on daily historical trading data of its common stock for a period equivalent to the expected term of the award.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.  The Company estimates the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a seven year contractual term.  Forfeitures are based on historical experience.  The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period.

A summary of the option activity for the first three months of 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	829,786	$11.05	4.1	$4,108,291
Options granted	—	—	—
Options cancelled/expired	(450)	$14.99	—
Options exercised	(37,874)	$10.27	—
Outstanding at March 31, 2012	791,462	$11.08	3.9	$4,096,724

Exercisable at March 31, 2012	601,317	$10.10	3.1	$3,705,729

The total intrinsic value of options exercised was $275,770 and $133,688 during the three-month periods ended March 31, 2012 and 2011, respectively.

A summary of the status of our unvested option shares as of March 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	204,225	$4.00
Options granted	—	—
Options cancelled	(450)	$4.05
Options vested	(13,630)	$4.82
Unvested at March 31, 2012	190,145	$3.64

As of March 31, 2012, there was $691,406 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.6 years.  The total fair value of option shares vested during the three-month periods ended March 31, 2012 and 2011 was $65,697 and $53,819, respectively.

Note 12 — Subsequent Event

On April 2, 2012, the Company completed the acquisition of all the issued and outstanding shares of Dansensor pursuant to a Share Purchase Agreement (SPA) that the Company entered into with PBI-Holding A/S (Dansensor Holding) on March 9, 2012.  Dansensor is a manufacturer of specialized instrumentation for Modified Atmosphere Packaging (MAP) of foods, beverages, pharmaceuticals, and other perishable items.  Under the terms of the acquisition agreement, the Company paid an aggregate amount of approximately $20 million, of which $14 million was paid in cash at closing.  In addition, the Company entered into a loan agreement with Dansensor Holding to finance the remainder of the purchase price.  This seller financing is payable over a term of four years, with interest at 3.46% per annum, and is secured by shares of Dansensor.  Additionally, the Company entered into a revolving line of credit and a term note payable with its Bank, which are more fully described in Note 9.

The Company incurred approximately $425,000 in acquisition related costs over the course of working on the acquisition.  Approximately $390,000 of these costs are recorded as selling, general and administrative expenses in the condensed consolidated statements of income as of March 31, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed below under the caption “Forward-Looking Statements.”  The following discussion of the results of operations and financial condition of MOCON should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this report.  The following discussion does not reflect our acquisition of Dansensor, which was completed after the period covered by this report, except to the extent that the activities associated with the acquisition had an impact during the quarter ended March 31, 2012.

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

Our purchase of Dansensor of Ringsted, Denmark is directly in line with our stated strategy.  This manufacturer of specialized instruments and control systems for the Modified Atmosphere Packaging (MAP) market world-wide is an excellent fit for our products, services, and distribution channels.  We continue, with this acquisition, to grow our offerings to food, beverage, pharmaceutical, health care and other companies who are concerned about the quality, safety and extended shelf-life of their packaged products for consumers.

Products

Our permeation products consist of instruments and services that measure the rate at which various gases and vapors permeate through a variety of materials.  This is our original business, and still contributes the largest portion of our consolidated revenues.  These products perform measurements under precise temperature, pressure and relative humidity conditions.  The principal market for these products consists of manufacturers of packaging materials and the users of such materials such as companies in the food, beverage, pharmaceutical and consumer product industries.  We invest a significant portion of our R&D dollars each year on new product development in this area, which has resulted in continuous growth and market leadership.  For example, our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries, and is used by customers to extend the life and quality of these devices.

For permeation customers who do not desire to purchase our instrumentation, we offer a range of consulting and testing services.  This part of our business is also growing and we are expanding the model beyond the borders of North America.  Today, we have MOCON-owned laboratories in the United States, Germany and China, and collaborative laboratories in India, Canada, Ireland, Switzerland and the United Kingdom.  We plan to have additional collaborative laboratories in other countries in the near future.

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

The acquisition of Dansensor has broadened our product offerings in the MAP marketplace, with new on and off-line head space analyzers, gas mixers and control systems, and a variety of trace gas leak detectors which will dovetail nicely with our existing package testing instruments.

We also manufacture advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and homeland security.  The two principal instruments in this group are gas chromatographs and total hydrocarbon analyzers.  These instruments are typically installed in fixed locations at the monitoring sites and generally perform their functions of detecting and measuring various hydrocarbons continually or at regular intervals.  Our new BevAlert® system tests the purity of carbon dioxide used to carbonate soft drinks, beer and mineral waters around the world.  As manufacturers of these consumer beverages expand their businesses and operations, especially into developing countries, they are increasingly investing in better instrumentation to ensure that the final product is free of contaminants.  Our BevAlert system is well suited to addressing the concerns of beverage manufacturers, and we believe this is a growth opportunity for us, as our sales of the BevAlert system have been increasing over the past two years.  We also manufacture and sell gas sensors and detectors which are sold to original equipment manufacturers (OEMs) of mobile monitoring equipment.

Our newest product offering is focused on the food safety market.  With the sensor technologies and expertise we acquired with our investment in Luxcel, coupled with our core instrumentation capabilities, we developed our GreenLight® food safety product line.  This breakthrough technology permits, for the first time, determination of the presence or absence of aerobic bacteria in food products or ingredients in as little as one to six hours.  This is a dramatic improvement over the 48 to 72 hour tests currently being used by the food industry.  There are three models of the GreenLight product line currently available.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Sales	100.0	100.0
Cost of sales	36.8	35.9
Gross profit	63.2	64.1
Selling, general and administrative expenses	41.1	35.3
Research and development expenses	8.0	6.1
Operating income	14.1	22.7
Other income, net	0.2	0.1
Income before income taxes	14.3	22.8
Income taxes	5.4	8.2
Net income	8.9	14.6

Comparison of Financial Results for the Three-Month Periods Ended March 31, 2012 and 2011

Sales

Sales for the three-month period ended March 31, 2012 were $9,183,000, up 1% compared to $9,075,000 for the same period in 2011.  We experienced double digit growth in our gas analysis, sensors and detectors product line as well as in the package testing products group. Sales of permeation instruments and services were down slightly in the current period yet still accounted for 57% of total consolidated sales.  Sales to foreign customers increased 8% in the current period compared to last year while domestic shipments declined 8%.  Domestic and foreign sales accounted for 39% and 61%, respectively, of our consolidated first quarter sales in 2012, and 43% and 57% of our consolidated sales, respectively, for the same period in 2011.  The increased sales to our foreign customers were primarily in China, Japan, Poland and Mexico.

The following table summarizes total sales by product line group for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Permeation testing products and services	$5,211,782	$5,606,031
Gas analyzers, sensors and detectors	1,943,942	1,520,644
Package testing products and services	1,542,474	1,233,080
Other products and services	485,133	714,868
Total sales	$9,183,331	$9,074,623

The following table sets forth the relationship between various components of domestic and foreign sales for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Domestic sales	$3,571,950	$3,864,087
Foreign sales:
Europe	2,274,515	2,213,285
Asia	2,391,099	2,092,889
Other	945,767	904,362
Total foreign sales	5,611,381	5,210,536
Total sales	$9,183,331	$9,074,623

Permeation Testing Products and Services — Sales of our permeation testing products and services decreased 7% for the first quarter ended March 31, 2012 compared to the same period in the prior year, and accounted for 57% and 62% of our consolidated first quarter sales in 2012 and 2011, respectively.  Foreign sales comprised 75% of the shipments of this product group in the first quarter 2012, and were up 7% over last year.  Domestic sales decreased 34% in the current quarter compared to an unusually strong first quarter in the prior year.  We believe the high concentration of sales in foreign markets is partially related to the emphasis being placed on sustainable packaging materials as these countries become increasingly sensitive to environmental impact issues.

Gas Analyzers, Sensors and Detectors — Sales of our gas analyzers, sensors and detector products and services, which accounted for 21% and 17% of our consolidated first quarter sales in 2012 and 2011, respectively, increased 28% during the first quarter 2012 compared to the same period in 2011.  Foreign sales comprised 50% of the shipments of this product group in the first quarter 2012, and were up 9% over last year.  Within this group, sales of sensors to OEM customers, as well as sales of instruments used for environmental monitoring and oil and gas exploration, accounted for the majority of the increase.

Package Testing Products and Services — Sales of our package testing products and services, which accounted for 17% and 13% of our consolidated first quarter sales in 2012 and 2011, respectively, increased 25% during the first quarter 2012 compared to the same period in 2011.  This group consists of headspace analyzers and leak detection instruments, both of which contributed to the growth in the first quarter 2012, primarily in the domestic market.

Other Products and Services — Sales in our other products and services category, which accounted for 5% and 8% our consolidated first quarter sales in 2012 and 2011, respectively, decreased 32% in the first quarter 2012, compared to the same period in 2011.  This decrease was primarily the result of lower sales of non-MOCON products sold by our German subsidiary.

Gross Profit

The overall gross profit margin was 63% for the first quarter ended March 31, 2012 compared to 64% in the same period in 2011.  The slight decrease in the current year is due to slightly lower shipments of higher margin permeation instruments and lower consulting services performed which does not allow for full absorption of fixed costs.

The overall gross profit margin varies from quarter to quarter depending on product mix and other factors.  However, our margins for the first quarter 2012 are within our historical and expected range.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $3,778,000, or 41% of consolidated sales, in the three-month period ended March 31, 2012, compared to $3,205,000, or 35% of consolidated sales, in the same period of 2011.  The increase in the current quarter was primarily related to professional fees incurred in connection with the acquisition of Dansensor which closed on April 2, 2012.  There was approximately $390,000 recognized as expense in the first quarter 2012.

Research and Development Expenses

Research and development expenses were $734,000, or 8% of consolidated sales in the first quarter 2012, compared to $557,000, or 6% of consolidated sales, in the same period of 2011.  The current period expense is higher than the previous year due to costs incurred in connection with the development of the next generation hardware and software for our permeation instrument product line.  Also, the prior year expense of $557,000 had been reduced by $87,000 which had been received from Luxcel for certain collaborative research efforts.

Other Income

Other income for the three-month periods ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Interest income	$31,119	$21,095
Foreign currency exchange loss	(11,088)	(8,563)
Other	(2,523)	138
	$17,508	$12,670

Income Tax Expense

Our provision for income taxes was 37.6% and 36.2% of income before income taxes for the first quarters ended March 31, 2012 and 2011, respectively.  The higher rate in the first quarter 2012 was due primarily to the non-deductibility of certain expenses amounting to approximately $253,000 incurred in relation to the acquisition of Dansensor.  In addition, the current year provision does not include a projected research credit as Congress has not yet extended the credit for 2012.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2012 to decline from the rate in first quarter.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $821,000 in the first quarter 2012, compared to $1,317,000 in the first quarter 2011.  Diluted net income per share was $0.14 and $0.24 in the first quarters of 2012 and 2011, respectively.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities increased $6,448,000 during the first three months of 2012 to $24,978,000 as of March 31, 2012, compared to $18,530,000 at December 31, 2011.  The increase was primarily due to the proceeds from Bank borrowings totaling $7.5 million which we borrowed on March 28, 2012 to finance a portion of the $20 million purchase price of Dansensor.

The $7.5 million Bank borrowings consisted of a $3.5 million secured term note payable and a $5 million secured revolving line of credit.  At March 31, 2012, we had $4 million outstanding on the revolving line of credit.  The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46% per annum.  The revolving line of credit accrues interest at 1.75% over the one-month LIBOR rate.  The term note and the revolving line of credit are due on March 28, 2016, and we are subject to certain financial and affirmative covenants.

Our working capital as of March 31, 2012 was $22,580,000, an increase of $5,363,000 compared to $17,217,000 at December 31, 2011.  This increase is primarily related to the borrowing of the $7.5 million mentioned above, partially offset by $4.9 million shown in current liabilities payable to the Bank.

One of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of, or investments in, businesses, products and/or technologies.  In this regard, on April 2, 2012, we acquired all of the issued and outstanding shares of Dansensor.  If we wish to pursue one or more additional acquisition opportunities, this may require the consent of the Bank under the credit agreement we have executed, and we may need to fund such activities with a portion of our cash balances and debt or equity financing.  If we need to raise additional capital, an equity-based or equity-linked financing may be used which could be dilutive to existing shareholders.  If we raise additional funds by issuing debt, we may be subject to additional restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.

We invest a large portion of our available cash in highly liquid marketable securities consisting primarily of certificates of deposits, municipal bonds, and money market funds.  Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain.

We believe that a combination of our existing cash, cash equivalents and marketable securities, funds available under the revolving credit facility, and an expected continuation of cash flow from operations, will continue to be adequate to fund our operations and working capital, capital expenditures, required payments on indebtedness and dividend payments.

Cash Flow

Cash Flow from Operating Activities

Historically, our primary source of funds has been cash provided by operating activities. In the first quarter 2012, cash used in operations totaled $202,000 due primarily to lower net income, a substantial reduction of compensation related accruals, and an increase in trade accounts receivable and prepaid expenses that existed at December 31, 2011.  Cash generated from operations in the first quarter 2011 totaled $2.4 million.

Cash Flow from Investing Activities

Cash generated from investing activities totaled $382,000 in the first quarter 2012 due primarily to the net proceeds from marketable securities, partially offset by cash paid for patents and other intangibles and fixed assets.

Cash Flow from Financing Activities

Cash generated from financing activities totaled $7.3 million in the first quarter 2012 due primarily to the net proceeds of $7.5 million from bank borrowings and proceeds from the exercise of stock options of $267,000.  Partially offsetting the above sources of cash were dividend payments in the amount of $544,000.

Although we have repurchased shares of our common stock in the past, we currently are not authorized by our Board of Directors to make repurchases of our common stock and we are prohibited from doing so under the credit agreement with the Bank unless we get the Bank’s approval.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our contractual obligations related to operating leases and purchase obligations.  In addition, we now have the following obligation with the Bank (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Term note payable	$3,738	$980	$1,869	$889	—

We are also obligated to the Bank under a $5,000,000 secured revolving line of credit, of which $4,000,000 was outstanding at March 31, 2012, and is due by March 28, 2016.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, accrued product warranties and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2012.

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

•                  Failure to effectively integrate the operations of Dansensor with ours;

•                  Ability to meet our debt obligations in a timely manner;

•                  The impact of complying with our bank covenants;

•                  Failure to successfully upgrade our ERP system without interruption;

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

•                  Impairment of our investment in Luxcel due to adverse operating results as compared to plan;

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

Foreign Currency Risk

Historically, in excess of 50% of our consolidated sales have been to international destinations, and we expect this to increase in the future as a result of the acquisition of Dansensor.  Since we invoice most of these customers in U.S. dollars, we do not have significant exposure to foreign currency transaction risk.  We invoice a small amount to our international customers in their local currency which exposes us to some transaction gain or loss when converting their payments into U.S. dollars.  We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss.  However, these have not resulted in material amounts in the past.

Our foreign operations expose us to foreign currency exchange risk when the euro and yuan currency results of operations are translated to U.S. dollars.  We historically have not experienced any material foreign currency translation gains or losses.  We may enter into foreign currency hedge contracts from time to time to mitigate the effect of currency fluctuations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.             OTHER INFORMATION

Item 1A.                        Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended December 31, 2011 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.                                 Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three-month period ended March 31, 2012 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 6,284 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the first quarter ended March 31, 2012.

Item 6.                                 Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1

Share Purchase Agreement dated March 9, 2012, by and between MOCON, Inc. and PBI Holding A/S (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 12, 2012 (File No. 000-09273))

10.2

Credit Agreement dated as of March 28, 2012 by and between MOCON, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273))

10.3

Security Agreement: Equipment dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273))

10.4

Continuing Security Agreement: Rights to Payment and Inventory dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273))

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.* (furnished herewith)

*         Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: May 10, 2012	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2012

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Share Purchase Agreement dated March 9, 2012, by and between MOCON, Inc. and PBI Holding A/S	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 12, 2012 (File No. 000-09273)

10.2	Credit Agreement dated as of March 28, 2012 by and between MOCON, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

10.3	Security Agreement: Equipment dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

10.4	Continuing Security Agreement: Rights to Payment and Inventory dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

Furnished herewith

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