Form 10-Q
period 2012-06-30
MOCON INC
filed 2012-08-14
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of July 31, 2012, the Company had 5,475,598 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2012

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$1,795,185	$8,425,846
Marketable securities, current	6,442,737	4,304,912
Trade accounts receivable, less allowance for doubtful accounts of $172,945 in 2012 and $150,921 in 2011	8,057,289	4,675,464
Other receivables	393,691	101,951
Inventories	6,129,894	4,479,929
Prepaid expenses	962,481	520,538
Deferred income taxes	821,028	848,597
Total current assets	24,602,305	23,357,237

Marketable securities, noncurrent	2,421,150	5,799,417
Property, plant and equipment, net of accumulated depreciation of $6,494,357 in 2012 and $4,147,129 in 2011	4,971,602	3,174,748
Goodwill	8,400,517	3,119,246
Investment in affiliated company	3,144,000	3,237,250
Intangible assets, net	12,175,963	909,536
Other assets	194,781	107,077

TOTAL ASSETS	$55,910,318	$39,704,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term notes payable	$3,532,009	$—
Revolving line of credit	4,600,000	—
Accounts payable	2,703,413	1,812,779
Compensation and related expenses	2,756,409	2,313,553
Other accrued expenses	829,089	406,378
Accrued product warranties	250,910	205,506
Dividends payable	574,938	543,881
Deferred revenue	763,784	857,906
Total current liabilities	16,010,552	6,140,003

Notes payable	5,015,965	—
Deferred income taxes	2,577,815	—
Obligations to former employees	71,517	46,751
Accrued income taxes	294,635	277,978

Total liabilities	23,970,484	6,464,732

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2012 and 2011	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,475,598 shares in 2012 and 5,438,810 shares in 2011	547,560	543,881
Additional paid-in capital	3,333,216	2,762,524
Retained earnings	30,052,010	30,523,405
Accumulated other comprehensive loss	(1,992,952)	(590,031)
Total stockholders’ equity	31,939,834	33,239,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,910,318	$39,704,511

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales:
Products	$12,411,530	$8,369,542	$20,927,867	$16,560,132
Consulting services	787,874	712,484	1,454,868	1,596,517
Total sales	13,199,404	9,082,026	22,382,735	18,156,649

Cost of sales:
Products	6,393,805	3,094,881	9,388,682	5,941,254
Consulting services	471,581	407,379	850,951	820,315
Total cost of sales	6,865,386	3,502,260	10,239,633	6,761,569

Gross profit	6,334,018	5,579,766	12,143,102	11,395,080

Selling, general and administrative expenses	5,600,626	3,148,883	9,378,299	6,354,031

Research and development expenses	1,032,610	685,928	1,766,149	1,243,284

Operating income (loss)	(299,218)	1,744,955	998,654	3,797,765

Other income, net	125,197	35,556	142,705	48,226

Income (loss) before income taxes	(174,021)	1,780,511	1,141,359	3,845,991

Income tax expense (benefit)	(31,862)	556,387	462,845	1,304,559

Net income (loss)	$(142,159)	$1,224,124	$678,514	$2,541,432

Net income (loss) per common share:
Basic	$(0.03)	$0.23	$0.12	$0.48
Diluted	$(0.03)	$0.22	$0.12	$0.46

Weighted average common shares outstanding:
Basic	5,474,248	5,311,817	5,462,211	5,290,059
Diluted	5,474,248	5,583,660	5,692,022	5,528,880

Cash dividends declared per common share	$0.105	$0.10	$0.21	$0.20

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$(142,159)	$1,224,124	$678,514	$2,541,432

Other comprehensive income (loss):
Cumulative translation adjustment	(1,677,170)	193,283	(1,402,921)	682,855

Comprehensive income (loss)	$(1,819,329)	$1,417,407	$(724,407)	$3,224,287

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$678,514	$2,541,432
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	234,383	194,841
(Gain) loss on disposition of long-term assets	(22,948)	1,000
Depreciation and amortization	728,192	292,114
Deferred income taxes	(317,584)	41,025
Excess tax benefit from employee stock plans	(47,241)	(63,497)
Changes in operating assets and liabilities net of effects from purchase of Dansensor:
Trade accounts receivable	(261,163)	1,158,394
Other receivables	41,155	278,561
Inventories	1,139,422	(386,568)
Prepaid expenses	(355,297)	309,928
Accounts payable	91,253	11,983
Compensation and related expenses	(681,834)	(299,099)
Other accrued expenses	(291,603)	16,381
Accrued product warranties	(38,661)	(13,858)
Accrued income taxes	(422,843)	130,872
Deferred revenue	(460,093)	110,275
Net cash provided by operating activities	13,652	4,323,784

Cash flows from investing activities:
Purchases of marketable securities	(365,000)	(3,721,053)
Proceeds from maturities of marketable securities	1,605,442	453,880
Purchases of property, plant and equipment	(914,460)	(280,637)
Proceeds from sale of property and equipment	84,758	—
Payment for purchase of Dansensor, net of cash acquired	(12,764,429)	—
Cash paid for patent and trademark registrations	(130,640)	(84,754)
Other	(1,598)	(1,857)
Net cash used in investing activities	(12,485,927)	(3,634,421)

Cash flows from financing activities:
Proceeds and payments on the revolving line of credit, net	4,600,000	—
Proceeds from term note payable	3,500,000	—
Payments on term note payable and seller financed note payable	(1,272,841)	—
Proceeds from the exercise of stock options	292,747	648,871
Excess tax benefit from employee stock plans	47,241	63,497
Dividends paid	(1,118,853)	(1,028,527)
Net cash provided by (used in) financing activities	6,048,294	(316,159)

Effect of exchange rate changes on cash and cash equivalents	(206,680)	191,682

Net (decrease) increase in cash and cash equivalents	(6,630,661)	564,886

Cash and cash equivalents:
Beginning of period	8,425,846	6,955,248
End of period	$1,795,185	$7,520,134

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,201,439	$790,752
Cash paid during the period for interest	$34,871	$—

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$574,938	$534,201
Purchases of fixed assets and intangibles in accounts payable	$60,147	$32,852
Seller financed note payable for the acquisition of Dansensor	$6,267,487	$—

The Company purchased all of the common shares of Dansensor for $20,081,600 on April 2, 2012. The reconciliation of cash paid and liabilities assumed is as follows:
Fair value of assets acquired	$27,010,333
Liabilities assumed	(6,928,733)
Net acquired assets	20,081,600
Seller financed note payable	(6,484,413)
Cash acquired	(832,758)
Payment for purchase of Dansensor, net of cash acquired and seller financed note payable	$12,764,429

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2012

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2012, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income (loss) for the three and six-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at June 30, 2012, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three and six-month periods ended June 30, 2012 are not necessarily indicative of operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

MOCON Inc., collectively with its subsidiaries (the Company), develops, manufacturers and markets measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world.  The Company currently reports its operating segments in accordance with accounting standards codified in ASC 280, Segment Reporting, with three operating segments (Lab Instruments, Field Instruments and Food Safety Products) that have been aggregated into one reporting segment for financial reporting purposes.  The Company is currently in the process of evaluating its reporting segments subsequent to the acquisition of Dansensor.

On April 2, 2012, the Company acquired all of the outstanding shares of PBI-Dansensor A/S (Dansensor), a Danish company. Dansensor is a manufacturer of specialized instrumentation for Modified Atmosphere Packaging (MAP) of foods, beverages, pharmaceuticals, and other perishable items.  Dansensor also designs, manufactures, sells, and services quality control and assurance equipment for businesses that utilize modified atmosphere packaging.  Dansensor offers a complete range of gas mixers, analyzers, and leak detection equipment and sells its products worldwide. The acquisition significantly expands the Company’s presence in Europe and particularly in the MAP technology market, a growing worldwide market.  All of the assets acquired and liabilities assumed of Dansensor were recorded at their respective fair values and the Company’s consolidated results of operations as of June 30, 2012 include Dansensor’s operating results from April 2, 2012 through June 30, 2012.  See additional disclosure regarding the business acquisition and pro forma operating results provided in Note 12.

Principles of Consolidation

The consolidated financial statements include the accounts of MOCON, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments.  The fair value of investments in marketable securities is based on quoted market prices and summarized in Note 5.  See Note 7 for fair value disclosure of the investment in Luxcel.  The fair value of the Company’s term note payable and seller financed secured note payable at June 30, 2012 approximates the carrying value due to the proximity of the date at which the Company executed the agreements and period end.

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

Note 2 — Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Finished products	$1,665,146	$804,049
Work-in-process	1,726,050	1,652,708
Raw materials	2,738,698	2,023,172
	$6,129,894	$4,479,929

Note 3 — Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income (loss) per common share — basic, and net income (loss) per common share — diluted, for the three and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted shares of common stock outstanding — basic	5,474,248	5,311,817	5,462,211	5,290,059
Weighted shares of common stock assumed upon exercise of stock options	—	271,843	229,811	238,821
Weighted shares of common stock outstanding — diluted	5,474,248	5,583,660	5,692,022	5,528,880

Outstanding stock options totaling 238,356 for the three-month period ended June 30, 2012 were excluded from the net income per common share calculation because the shares would be anti-dilutive.

Note 4 — Goodwill and Intangible Assets

As of June 30, 2012 and December 31, 2011, goodwill amounted to $8,400,517 and $3,119,246, respectively.  The increase was due to the acquisition of Dansensor and adjustments due to foreign currency translation.  The increase in intangible assets as compared to December 31, 2011 is also due to the acquisition of Dansensor.  See Note 12 for discussion of the valuation techniques used to assess the fair value of the intangible assets at the acquisition date.  Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of June 30, 2012
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,406,973	$(467,247)	$939,726	10 to 17 years
Trademarks and trade names	4,084,967	(500,029)	3,584,938	5 to 20 years
Developed technology	7,198,008	(388,008)	6,810,000	9 years
Customer relationships	820,000	(21,000)	799,000	9 years
Other intangibles	125,118	(82,819)	42,299	3.75 years
	$13,635,066	$(1,459,103)	$12,175,963

	As of December 31, 2011
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,283,761	$(447,158)	$836,603	10 to 17 years
Trademarks and trade names	516,069	(443,136)	72,933	5 to 17 years
Other intangibles	80,000	(80,000)	—	—
	$1,879,830	$(970,294)	$909,536

Total amortization expense for the three-month periods ended June 30, 2012 and 2011 was $289,419 and $21,163, respectively, and $305,261 and $41,698, for the six-month periods ended June 30, 2012 and 2011, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use.  Estimated amortization expense for the remainder of 2012 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of June 30, 2012 is as follows:

Estimated Expense
2012	$555,082
2013	$1,121,059
2014	$1,110,635
2015	$1,105,982
2016	$1,089,383
2017 and thereafter	$6,658,904

Note 5 — Marketable Securities

Marketable securities at June 30, 2012 consisted of municipal bonds and certificates of deposits, and are classified as held-to-maturity due to our ability and intent to hold these securities until maturity or the call date as the case may be.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no other than temporary impairment during the first six months of 2012; therefore, no adjustment to the amortized cost basis was made.  Currently, all of the Company’s marketable securities mature within one and one-half years.

The amortized cost and fair value for held-to-maturity securities by major security type at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$4,942,988	$14,461	$—	$4,957,449
Municipal bonds	3,920,899	14,610	—	3,935,509
	$8,863,887	$29,071	$—	$8,892,958

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$5,192,983	$14,741	$(1,605)	$5,206,119
Municipal bonds	4,911,346	11,762	(1,907)	4,921,201
	$10,104,329	$26,503	$(3,512)	$10,127,320

Note 6 — Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$(315,782)	$228,476	$(590,031)	$(261,096)
Foreign currency translation adjustments	(1,677,170)	193,283	(1,402,921)	682,855
Accumulated other comprehensive income (loss)	$(1,992,952)	$421,759	$(1,992,952)	$421,759

Note 7 - Investment in Affiliated Company

In January 2010, the Company acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland.  The investment in Luxcel is carried on the condensed consolidated balance sheets at the original purchase price, adjusted for currency fluctuations.  The Company believes that it is not feasible to readily determine the fair value of this investment.  Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of their products in the marketplace, and obtain regulatory approvals.

Note 8 — Warranty

The Company provides a warranty for most of its products.  Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs, at our locations. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions are excluded from warranty coverage.

Warranty expense is accrued at the time of sale based on historical claims experience. Warranty reserves are also accrued for special rework campaigns for known major product modifications. The Company also offers extended warranty service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the three and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$180,325	$220,347	$205,506	$217,819
Acquired provision - Dansensor acquisition	85,413	—	85,413	—
Warranty provisions	121,052	26,720	156,878	98,777
Warranty claims	(135,880)	(38,615)	(196,887)	(108,144)
Ending balance	$250,910	$208,452	$250,910	$208,452

Note 9 — Debt

In connection with the acquisition, described in Note 12, on March 28, 2012, the Company entered into a Credit Agreement (the Agreement) with Wells Fargo Bank, N.A. (the Bank).  The Agreement provided for a secured term note payable of $3,500,000 and a secured revolving line of credit of $5,000,000. As of June 30, 2012, the Company had $3,354,000 outstanding on the secured term loan and $4,600,000 outstanding on the revolving line of credit.

The term note is due in monthly principal installments of $72,917 through March 28, 2016.  Interest is due monthly and is charged at a fixed rate of 3.46% through maturity.  The revolving line of credit accrues interest monthly at 1.75% over the one-month LIBOR rate, which totaled 2.00% at June 30, 2012, through the earlier of payment in full or March 28, 2016.

The term note and revolving line of credit are secured by all of the assets of the Company except for the common shares of Dansensor.  The Company is subject to various positive and negative covenants in the Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases.

Also, in connection with the acquisition, on April 2, 2012, the Company entered into a DKK 37,333,333 seller financed secured note payable (the “Seller Note”) with Dansensor’s former parent company, PBI-Holding A/S (PBI Holding).  The Seller Note, which had an original principal balance of approximately $6,484,000 is due in semi-annual installments of principal and interest totaling DKK 5,037,235 or approximately $844,000, through April 2, 2016.  Installment payments on the Seller Note commence on October 2, 2012.  Interest is payable semi-annually at an annual fixed rate of 3.46%.  The Seller Note is secured by 65% of the outstanding common shares of Dansensor.  As of June 30, 2012, the Seller Note payable had an outstanding balance of $5,161,500.

On June 28, 2012, the Company entered into a first amendment to the Seller Note payable agreement (the Amendment).  The Amendment called for two prepayments of DKK 6,500,000 (approximately $1.1 million) each to be paid on the Seller Note, of which the first payment was made on June 29, 2012 and the second was paid on July 30, 2012.  As a result of the prepayments, the maturity date of the Seller Note was revised to April 2, 2015.  Per the terms of the Amendment, upon receipt by PBI Holding of the June 30, 2012 prepayment, the collateral securing the repayment of the Seller Note was changed to 65% of the common shares of Dansensor.

The carrying value of the Seller Note payable is adjusted for foreign currency translation at each reporting period and the change in value is included in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

Dansensor has an available line of credit totaling DKK 10,000,000 or $1,674,000 at June 30, 2012.  Outstanding borrowings are charged interest at 3.85% per year.  There are no borrowings outstanding on the line as of June 30, 2012.

As of June 30, 2012, the future minimum principal payments of the Bank term note payable and the Seller Note payable for the remainder of fiscal 2012 and for each fiscal year thereafter is as follows:

2012	$2,308,754
2013	2,460,103
2014	2,515,422
2015	972,043
2016	291,652
Total	$8,547,974

Note 10 — Income Taxes

As of June 30, 2012 and December 31, 2011, the liability for gross unrecognized tax benefits was $260,000 and $244,000, respectively.  Changes in gross unrecognized tax benefits during the six-months ended June 30, 2012 consisted of an increase of $16,000 for tax positions taken in the current year. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not materially change in the next twelve months.

Note 11 — Stock-Based Compensation

As of June 30, 2012, the Company has reserved 398,325 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 782,787 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  The Company issues new shares of common stock upon exercise of stock options.  There were no options granted in the first six months of 2012.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total cost of stock-based compensation	$110,846	$97,181	$234,383	$194,841
Amount of income tax benefit recognized in earnings	(13,507)	(115,458)	(45,923)	(130,789)
Amount charged (credited) against net income (loss)	$97,339	$(18,277)	$188,460	$64,052

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

A summary of the option activity for the first six months of 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	829,786	$11.05	4.1	$4,108,291
Options granted	—	—	—
Options cancelled/expired	(6,425)	$15.75	—
Options exercised	(40,574)	$10.22	—
Outstanding at June 30, 2012	782,787	$11.05	3.6	$3,478,665

Exercisable at June 30, 2012	612,237	$10.23	3.0	$3,180,729

The total intrinsic value of options exercised was $16,607 and $324,954 during the three-month periods ended June 30, 2012 and 2011, respectively and $292,377 and $458,642 during the six-month periods ended June 30, 2012 and 2011, respectively.

A summary of the status of our unvested option shares as of June 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	204,225	$4.00
Options granted	—	—
Options cancelled	(6,425)	$4.67
Options vested	(27,250)	$4.82
Unvested at June 30, 2012	170,550	$3.24

As of June 30, 2012, there was $552,385 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.4 years.  The total fair value of option shares vested during the three-month periods ended June 30, 2012 and 2011 was $65,648 and $53,819, respectively and $131,345 and $107,638 during the six-month periods ended June 30, 2012 and 2011, respectively.

Note 12 — Business Acquisition

On April 2, 2012, the Company purchased all of the issued and outstanding shares of Dansensor pursuant to a Share Purchase Agreement (SPA) which the Company entered into with PBI Holding on March 9, 2012.  Under the terms of the SPA, the Company acquired Dansensor for approximately $20.1 million, inclusive of $0.8 million cash acquired, of which approximately $13.6 million was paid in cash at closing.  The balance of the purchase price was paid through the issuance of the Seller Note as is more fully described in Note 9.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired, based on their estimated fair values.

The total purchase price was allocated to the net assets acquired based upon their preliminary estimated fair values as of the close of business on April 2, 2012 as set forth below.  The acquisition fair value of assets and liabilities assumed is preliminary as it is subject to change based on the completion of the valuation of the Dansensor business acquired and management review. The Company expects the fair value measurement of the acquired business to be completed in the third quarter of 2012.

The preliminary purchase price allocation for the acquisition is as follows:

Cash and cash equivalents	$832,758
Trade accounts receivable, net	3,348,142
Other receivables	470,135
Inventories	2,943,855
Property, plant and equipment	1,376,262
Other assets	117,465
Intangible assets	12,210,330
Identifiable assets acquired	21,298,947

Accounts payable	744,714
Other accrued expenses	2,533,743
Deferred income tax-current	509,744
Deferred income tax-long-term	3,140,532
Liabilities assumed	6,928,733

Net identifiable assets acquired	14,370,214
Goodwill	5,711,386
Purchase price	$20,081,600

The preliminary allocation of the purchase price resulted in the recognition of the following intangible assets:

	Amount	Weighted Average Life - Years
Trademark/trade name	$3,819,090	20
Developed technology	7,512,670	9
Customer relationships	878,570	9
	$12,210,330

The fair value of the identified intangible assets was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the Dansensor acquisition is primarily attributable to the value of the workforce, corporate synergies, as well as unidentifiable intangible assets. None of the goodwill recognized is expected to be deductible for income tax purposes. The useful life of the intangible assets for amortization purposes was determined based on management’s best estimate of the expected cash flows used to measure the fair value of the intangible assets, adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

The actual Dansensor net sales and net loss, which is defined as gross profit less costs of operations such as selling, general and administrative and research and development expenses, less income tax expense and costs related to the acquisition, included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012, are included in the table below. The supplemental unaudited pro forma net sales and net income (loss) of the combined entity, including U.S. GAAP conversion adjustments, had the acquisition been completed as of the earliest period presented are as follows:

(Unaudited)	Net Sales	Net Income (Loss)	Basic Earnings per Share
Dansensor results of operations since acquisition date (April 2, 2012)	$4,701,067	$(619,819)	—

Supplemental pro forma combined results of operations:
Three months ended June 30, 2011	14,421,026	1,325,350	0.25
Six months ended June 30, 2012	27,256,372	763,105	0.14
Six months ended June 30, 2011	28,284,649	2,771,965	0.52

Material items included in the supplemental pro forma disclosures above are as follows:

(Unaudited)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Amortization of intangibles	$269,611	$278,338	$539,222
Interest expense	106,237	106,237	212,473
	$375,848	$384,575	$751,695

Total items included in the supplemental pro forma combined results of operations related to the income tax effects of the above items totaled ($112,754) for the three months ended June 30, 2011, ($68,611) for the six months ended June 30, 2012 and ($225,508) for the six months ended June 30, 2011.  Additionally, a nonrecurring expense related to an inventory fair value adjustment of $865,000 is included in the supplemental pro forma combined results of operations for the six months ended June 30, 2012.  The Company has incurred approximately $812,000 in acquisition related costs since inception of the acquisition.  Approximately $776,000 of these costs are recorded as selling, general and administrative expenses in the Condensed Consolidated Statements of Operations as of June 30, 2012.

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

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

We have three primary operating locations in the United States — Minnesota, Colorado and Texas — and we have foreign offices and laboratories in Germany, Denmark and China.  We use a mix of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany, Denmark and China, and we use a network of independent sales representatives to market and service our products and services in other foreign countries.

Historically, a significant portion of our sales has come from international customers.  In recognition of the importance of our international customers, we maintain a physical presence in Europe through our wholly-owned subsidiaries located in Neuwied, Germany and Ringsted, Denmark and in Asia through a sales and service office and laboratory in Shanghai, China.

Our ongoing plans for growth include continued substantial funding for research and development to drive new product development, together with strategic acquisitions where appropriate.

Our purchase of PBI-Dansensor A/S of Ringsted, Denmark (Dansensor) is directly in line with our stated strategy of seeking opportunities to grow our business in part through strategic acquisitions and investments. This manufacturer of specialized instruments and control systems for the Modified Atmosphere Packaging (MAP) market world-wide is an excellent fit for our products, services, and distribution channels.  We continue, with this acquisition, to grow our offerings to food, beverage, pharmaceutical, health care and other companies who are concerned about the quality, safety and extended shelf-life of their packaged products for consumers.

Products

Our permeation products consist of instruments and services that measure the rate at which various gases and vapors permeate through a variety of materials.  This is our original business, and still contributes a significant portion of our consolidated revenues.  These products perform measurements under precise temperature, pressure and relative humidity conditions.  The principal market for these products consists of manufacturers of packaging materials and the users of such materials such as companies in the food, beverage, pharmaceutical and consumer product industries.  We invest a significant portion of our R&D dollars each year on new product development in this area, which has resulted in continuous growth and market leadership.  For example, our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries, and is used by customers to extend the life and quality of these devices.

For permeation customers who do not desire to purchase our instrumentation, we offer a range of consulting and testing services.  This part of our business is growing and we are expanding the model beyond the borders of North America.  Today, we have MOCON-owned laboratories in the United States, Germany and China, and collaborative laboratories in India, Canada, Switzerland and the United Kingdom.  We plan to add additional collaborative laboratories in other countries in the future.

The instruments in our package testing products group are used to measure leaks and to analyze the gaseous headspace of sealed packages, as applied in the food, beverage, pharmaceutical, medical device and other industries.  We have recently developed and introduced our OpTech®-O2 Platinum oxygen analyzer which incorporates proprietary sensor technology developed in collaboration with Luxcel Biosciences Limited (Luxcel).  This instrument is able to measure the oxygen concentration in food, beverage, pharmaceutical or medical device packages without piercing the package.  This new technology enables manufacturers in these industries to track and trace their products during the manufacturing and distribution phase, and to follow changes in oxygen levels as they occur.  This is an important test for determining shelf-life, safety and quality.

With the sensor technologies and expertise we gained access to in connection with our investment in Luxcel, coupled with our core instrumentation capabilities, we developed our GreenLight® food safety product line.  This  technology permits determination of the presence or absence of aerobic bacteria in food products or ingredients in as little as one to six hours.  This is a dramatic improvement over the 48 to 72 hour tests currently being used by the food industry.  There are two models of the GreenLight product line currently available.

We believe that Dansensor is the market leader worldwide in online gas analyzers for monitoring and controlling the MAP gas flushing process on high speed food packaging lines.  The benefit to food manufacturers is the ability to displace the atmospheric oxygen naturally present in a food package, with a specialized gas mixture, thereby extending the shelf life of the packaged food without the use of preservatives.  The acquisition of Dansensor has broadened our product offerings in the MAP marketplace, with new on- and off-line head space analyzers, gas mixers and control systems, and a variety of trace gas leak detectors which will dovetail nicely with our existing package testing instruments.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	100.0	100.0	100.0	100.0
Cost of sales	52.0	38.6	45.7	37.2
Gross profit	48.0	61.4	54.3	62.8
Selling, general and administrative expenses	42.5	34.7	41.9	35.0
Research and development expenses	7.8	7.5	7.9	6.9
Operating income (loss)	(2.3)	19.2	4.5	20.9
Other income, net	1.0	0.4	0.6	0.3
Income (loss) before income taxes	(1.3)	19.6	5.1	21.2
Income taxes (benefit)	(0.2)	6.1	2.1	7.2
Net income (loss)	(1.1)	13.5	3.0	14.0

Comparison of Financial Results for the Three and Six-Month Periods Ended June 30, 2012 and 2011

Sales

Sales for the three-month period ended June 30, 2012 were $13,199,000, up 45% compared to $9,082,000 for the same period in 2011.  We experienced significant growth in our packaging products and services product line due to the addition of sales from  Dansensor , which includes on-line and off-line analyzers, leak detection instruments and gas mixers.  This product line accounted for 48% of total consolidated sales for the quarter ended June 30, 2012 compared to 17% for the same period in 2011.

Total consolidated sales to foreign customers increased 62% in the current quarter compared to the same quarter last year as Dansensor’s primary markets are in Europe.  Sales to domestic customers increased 24% in the current quarter as the packaging products and services accounted for virtually all of the increase.  Domestic and foreign sales accounted for 37% and 63%, respectively, of our consolidated second quarter sales in 2012, and 43% and 57% of our consolidated sales, respectively, for the same period in 2011.

The following table summarizes total sales by product line group for the three and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Permeation products and services	$4,376,722	$5,214,298	$9,588,504	$10,820,329
Gas analyzers, sensors and detectors	1,966,860	1,742,412	3,910,802	3,263,056
Package testing products and services	6,276,510	1,535,546	7,818,984	2,768,626
Other instruments and services	579,312	589,770	1,064,445	1,304,638
	$13,199,404	$9,082,026	$22,382,735	$18,156,649

The following table sets forth the relationship between various components of domestic and foreign sales for the three and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Domestic sales	$4,857,736	$3,919,449	$8,429,686	$7,783,536
Foreign sales:
Europe	5,169,527	2,276,450	7,444,042	4,489,735
Asia	2,372,502	1,730,049	4,763,601	3,822,938
Other	799,639	1,156,078	1,745,406	2,060,440
Total foreign sales	8,341,668	5,162,577	13,953,049	10,373,113
	$13,199,404	$9,082,026	$22,382,735	$18,156,649

Permeation Testing Products and Services — Sales of our permeation testing products and services declined 16% for the three months ended June 30, 2012 compared to the same period in the prior year, and accounted for 33% and 57% of our consolidated second quarter sales in 2012 and 2011, respectively.  Foreign sales comprised 68% of the shipments of this product group in the second quarter 2012, and were down 16% from the same period in prior year.  Domestic sales accounted for 32% of the shipments in this group and also declined 16% in the current quarter compared to same period in the prior year.  We believe that the decline in the current quarter was due to an unusually strong quarter in the prior year and economic concerns in many parts of the world.

Sales of our permeation products and services, which accounted for 43% and 60% of our consolidated sales during the first six months in 2012 and 2011, declined 11% during the first six months of 2012 compared to the same period in the prior year.  International sales of permeation products and services accounted for 72% of sales in this product group and decreased 4% from the same period in the prior year.  Domestic sales accounted for 28% of this product group and decreased 26% in the first six months of 2012 compared to the same period in the prior year.

Gas Analyzers, Sensors and Detectors — Sales of our gas analyzers, sensors and detector products, which accounted for 15% and 19% of our consolidated second quarter sales in 2012 and 2011, respectively, increased 13% during the second quarter 2012 compared to the same period in 2011.  Within this group, sales of gas chromatographs and hydrocarbon analyzers used for environmental monitoring and oil and gas exploration, accounted for the majority of the increase.

Sales of our gas analyzers, sensors and detector products and services, which accounted for 17% and 18% of our consolidated sales during the first six months in 2012 and 2011, respectively, increased 20% during the first six months of 2012 compared to the same period in 2011.  This increase is primarily due to sales of OEM sensors for industrial hygiene monitoring and hydrocarbon analyzers and gas chromatographs for oil and gas exploration and environmental monitoring applications.

Package Testing Products and Services — Sales of our package testing products and services, which accounted for 48% and 17% of our consolidated second quarter sales in 2012 and 2011, respectively, increased 309% during the second quarter 2012 compared to the same period in 2011.  This group consists of headspace analyzers, leak detection instruments and gas mixers, and includes the total sales of Dansensor, which accounts for the large increase reported in the second quarter 2012 compared to the same period in 2011.  Between these two quarters, foreign sales in this group increased from $719,000 to $3,708,000 as Dansensor’s primary markets are in Europe.

Sales of our packaging products and services, which accounted for 35% and 15% of our consolidated sales during the first six months in 2012 and 2011, respectively, increased 182% during the first six months of 2012 compared to the same period in 2011.  Foreign sales of these products accounted for

64% of the total in the first six months of 2012 compared to 43% in the prior year.

Other Products and Services — Sales in our other products and services category, which accounted for 4% and 7% of our consolidated second quarter sales in 2012 and 2011, respectively, decreased 2% in the second quarter 2012, compared to the same period in 2011.  This decrease was primarily the result of lower sales of non-MOCON products sold by our German subsidiary.

Sales in our other instruments and services category, which accounted for 5% and 7% of our consolidated sales during the first six months in 2012 and 2011, respectively, decreased 18% during the first six months of 2012, compared to the same period in 2011.  This decrease was due primarily to lower demand for our analytical testing and consulting services, as well as lower shipments of instruments for the food safety market.

Gross Profit

The overall gross profit margin was 48% for the second quarter ended June 30, 2012 compared to 61% in the same period in 2011.  The decrease in the current year is primarily due to purchase accounting adjustments that were required in connection with the acquisition of Dansensor.  The most significant adjustment was approximately $865,000 relating to inventory which had been written up to fair market value on the acquisition date, and subsequently shipped in the second quarter 2012 and charged to cost of sales. In addition, approximately $210,000 was charged to cost of sales related to the amortization of certain developed technology intangibles that were set up as a result of purchase accounting adjustments.

For the six months ended June 30, 2012 and 2011, the gross profit margins were 54% and 63%, respectively.  This decrease was primarily the result of adjustments required to be made for purchase accounting as noted above.

The overall gross profit margin varies from quarter to quarter depending on product mix and other factors.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $5,601,000, or 43% of consolidated sales, in the three-month period ended June 30, 2012, compared to $3,149,000, or 35% of consolidated sales, in the same period of 2011.  The increase in the current quarter was primarily related to the SG&A expenses of Dansensor  totaling $1,897,000 and professional fees incurred in connection with the acquisition of Dansensor totaling $386,000.

SG&A expenses were $9,378,000 in the six-month period ended June 30, 2012, compared to $6,354,000 in the same period of 2011.  The 2012 dollar increase was primarily related to SG&A expenses of Dansensor included in our financial reporting  beginning in the second quarter and professional fees incurred in connection with the acquisition of Dansensor totaling $776,000 in the six-month period.

Research and Development Expenses

Research and development (R&D) expenses were $1,033,000 in the second quarter 2012, compared to $686,000 in the same period of 2011.  The current period expense is higher than the previous year due primarily to the addition of Dansensor which incurred costs amounting to approximately $404,000.

R&D expenses for the six-month periods ending June 30, 2012 and 2011 were $1,766,000 and $1,243,000, respectively.  The increase in the current period was primarily related to the addition of Dansensor expenses beginning in the second quarter.  The expenses for the three and six months ended June 30, 2011 are net of approximately $87,000 and $175,000, respectively, which was received from Luxcel as reimbursement for certain collaborative research efforts.

While we historically have planned to spend 6% to 8% of our consolidated annual sales on R&D, we are currently evaluating an appropriate level of spending in light of the acquisition of Dansensor, and the R&D plans and commitments it had at the time of the acquisition.

Other Income

Other income for the three and six-month periods ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$21,270	$29,173	$52,389	$50,268
Foreign currency exchange gain (loss)	209,580	3,250	198,492	(5,313)
Interest expense	(108,001)	—	(111,102)	(3,185)
Other	2,348	3,133	2,926	6,456
	$125,197	$35,556	$142,705	$48,226

Income Tax Expense

Our provision for income tax expense (benefit) was (18.3%) and 31.2% of income before income taxes for the second quarters ended June 30, 2012 and 2011, respectively.  The rate in the second quarter 2012 was lower than expected due primarily to the non-deductibility of certain expenses amounting to approximately $101,000 incurred in relation to the acquisition of Dansensor.  Additionally, the effective rate for Dansensor, which is included this quarter for the first time, is lower than our historical effective rate.  Further, the current year provision does not include a research credit as Congress has not yet extended the credit for 2012.

For the six-month periods ended June 30, 2012 and 2011, our provision for income taxes was 40.6% and 33.9%, respectively.  The higher rate in the six-month period in 2012 was due primarily to the non-deductibility of certain expenses amounting to approximately $354,000 incurred in relation to the acquisition of Dansensor.  Also, the current year provision does not include a research credit as Congress has not yet extended the credit for 2012.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2012 to decline from the year-to-date rate noted in the paragraph above.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income (Loss)

Net income (loss) was ($142,000) in the second quarter 2012, compared to $1,224,000 in the second quarter 2011.  Diluted net income (loss) per share was ($0.03) and $0.22 in the second quarters of 2012 and 2011, respectively.  For the six months ended June 30, 2012, net income was $679,000, or $0.12 per diluted share, compared to net income of $2,541,000, or $0.46 per diluted share in the prior year.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities decreased $7,871,000 to $10,659,000 during the six-month period ended June 30, 2012, compared to $18,530,000 at December 31, 2011.  The decrease was primarily due to the cash payment made to acquire Dansensor and subsequent debt repayments.  In addition to using our existing cash, we borrowed $7.5 million from Wells Fargo Bank N.A. (the “Bank”) to fund the balance of the upfront payment to PBI-Holding A/S (PBI Holding), the selling party.  Since the initial borrowing date we have borrowed an additional $1,100,000 that we used to fund the first prepayment on the Seller Note that we issued to PBI Holding on April 2, 2012.  The Seller Note had an original principal balance of DKK 37,333,333 (approximately $6,484,000).  On June 28, 2012, we entered into the first amendment (the “Amendment”) to the Seller Note.  The Amendment required two prepayments of DKK 6,500,000 each, or approximately $1,100,000. One of the prepayments of DKK 6,500,000 or $1,100,000 was paid on June 29, 2012. The second prepayment was paid to PBI Holding on July 30, 2012.  Pursuant to the Amendment, the maturity date was changed from April 2, 2016 to April 2, 2015 and the collateral securing repayment of the Seller Note was changed to 65% of the outstanding common shares of Dansensor.  As of June 30, 2012, the outstanding balance of the Seller Note payable totaled approximately $5,161,500.

The $7.5 million Bank borrowings consisted of a $3.5 million secured term note payable and $4 million drawn on the secured revolving line of credit (with a $5 million total availability).  At June 30, 2012, we had $4.6 million outstanding on the revolving line of credit.  The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46% per annum.  The revolving line of credit accrues interest at 1.75% over the one-month LIBOR rate, which totaled 2.00% at June 30, 2012.  The term note and the revolving line of credit are due on March 28, 2016, and we are subject to certain financial and affirmative covenants.

The Seller Note is due in semi-annual installments of principal and interest which range from $98,772 to $843,233 through April 2, 2015.  The first semi-annual payment is due on October 2, 2012.  Interest is due and payable semi-annually at 3.46%.  The Seller Note is secured by 65% of the common shares of Dansensor.

Our working capital as of June 30, 2012 was $8,592,000, a decrease of $8,625,000 compared to $17,217,000 at December 31, 2011.  This decrease is primarily related to the addition of short-term debt and current maturities of long-term debt totaling $8,132,000.

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

Cash Flow

Cash Flow from Operating Activities

Historically, our primary source of funds has been cash provided by operating activities. In the first six months of 2012, cash provided by operations totaled approximately $13,700, compared to cash generated from operations of approximately $4,324,000 in the first six months of 2011. The primary reasons for the reduction in cash flow in 2012 are lower net income, a reduction in accrued compensation and related expenses and accrued income taxes, partially offset by a reduction in inventories.

Cash Flow from Investing Activities

Cash used in investing activities totaled approximately $12,486,000 in the first six months of 2012 due primarily to the payment of cash in the amount of $12,764,000 to acquire Dansensor and the purchase of fixed assets totaling $914,000, partially offset by the net maturities of marketable securities of $1,240,000.

Cash Flow from Financing Activities

Cash generated from financing activities totaled approximately $6,048,000 in the first six months of 2012 due primarily to the net proceeds of $6,827,000 from bank borrowings and seller financed note payable, partially offset by dividend payments in the amount of $1,119,000.

Although we have repurchased shares of our common stock in the past, we currently are not authorized by our Board of Directors to make repurchases of our common stock and we are prohibited from doing so under the credit agreement with the Bank unless we get the Bank’s approval.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our contractual obligations related to operating leases and purchase obligations.  In addition, we now have the following obligations as a result of the acquisition of Dansensor (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Rental obligations	$1,262	$347	$646	$82	$187
Seller financed secured note payable	$5,403	$1,989	$3,414	—	—

We are also obligated to the Bank under a $5,000,000 secured revolving line of credit, of which $4,600,000 was outstanding at June 30, 2012, and is due by March 28, 2016.

Dansensor also has a DKK 10,000,000 or $1,674,000 available line of credit as of June 30, 2012.  There are no outstanding borrowings on the line at June 30, 2012.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, accrued product warranties and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2012.

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

Item 3.                                         Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

All of our marketable securities, some of which are insured by the FDIC, are at fixed interest rates and mature within one and one-half years; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

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

Our foreign operations expose us to foreign currency exchange risk when the euro, Danish krone and yuan currency results of operations are translated to U.S. dollars.  We historically have not experienced any material foreign currency translation gains or losses.  We may enter into foreign currency hedge contracts from time to time to mitigate the effect of currency fluctuations.

Our investments in foreign subsidiaries translated into U.S. dollars are not hedged.  Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders’ equity, and would not impact our net income.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three-month period ended June 30, 2012 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 6,284 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the six months ended June 30, 2012.

Item 6.              Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Amendment No. 1 to the Vendor Loan Agreement dated June 28, 2012, by and between MOCON, Inc. and PBI Holding A/S

10.2	Amendment No. 1 to the Share Pledge Agreement dated June 28, 2012 by and between MOCON Denmark Holding ApS and PBI Holding A/S

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.* (furnished herewith)

*

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

MOCON, INC.

Date: August 14, 2012	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 1 to the Vendor Loan Agreement dated June 28, 2012, by and between MOCON, Inc. and PBI Holding A/S

10.2	Amendment No. 1 to the Share Pledge Agreement dated June 28, 2012 by and between MOCON Denmark Holding ApS and PBI Holding A/S

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.* (furnished herewith)

*

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