Form 10-Q
period 2012-09-30
MOCON INC
filed 2012-11-09
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2012

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

As of October 31, 2012, the Company had 5,505,749 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2012

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$2,380,663	$8,425,846
Marketable securities, current	6,308,007	4,304,912
Trade accounts receivable, less allowance for doubtful accounts of $208,360 in 2012 and $150,921 in 2011	7,693,630	4,675,464
Other receivables	339,513	101,951
Inventories	6,525,232	4,479,929
Prepaid income taxes	326,690	9,239
Prepaid expenses, other	630,567	511,299
Deferred income taxes	870,985	848,597
Total current assets	25,075,287	23,357,237

Marketable securities, noncurrent	456,801	5,799,417
Property, plant and equipment, net of accumulated depreciation of $6,777,754 in 2012 and $4,147,129 in 2011	5,187,802	3,174,748
Goodwill	8,529,863	3,119,246
Investment in affiliated company	3,215,000	3,237,250
Intangible assets, net	12,293,015	909,536
Other assets	292,074	107,077

TOTAL ASSETS	$55,049,842	$39,704,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term notes payable	$2,457,497	$—
Revolving line of credit	4,541,459	—
Accounts payable	2,476,008	1,812,779
Compensation and related expenses	2,920,415	2,313,553
Other accrued expenses	803,772	406,378
Accrued product warranties	257,940	205,506
Dividends payable	575,672	543,881
Deferred revenue	493,162	857,906
Total current liabilities	14,525,925	6,140,003

Notes payable	4,872,985	—
Deferred income taxes	2,586,923	—
Obligations to former employees	73,323	46,751
Accrued income taxes	273,600	277,978

Total liabilities	22,332,756	6,464,732

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2012 and 2011	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,482,588 shares in 2012 and 5,438,810 shares in 2011	548,259	543,881
Additional paid-in capital	3,516,926	2,762,524
Retained earnings	29,969,426	30,523,405
Accumulated other comprehensive loss	(1,317,525)	(590,031)
Total stockholders’ equity	32,717,086	33,239,779

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,049,842	$39,704,511

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales:
Products	$11,588,804	$8,721,477	$32,516,670	$25,281,609
Consulting services	717,347	741,339	2,172,215	2,337,856
Total sales	12,306,151	9,462,816	34,688,885	27,619,465

Cost of sales:
Products	5,120,131	3,074,799	14,508,813	9,016,053
Consulting services	472,801	410,876	1,323,752	1,231,191
Total cost of sales	5,592,932	3,485,675	15,832,565	10,247,244

Gross profit	6,713,219	5,977,141	18,856,320	17,372,221

Selling, general and administrative expenses	5,103,957	3,131,135	14,482,256	9,485,166

Research and development expenses	843,780	597,454	2,609,929	1,840,738

Operating income	765,482	2,248,552	1,764,135	6,046,317

Other income (expense), net	(25,815)	(5,950)	116,890	42,276

Income before income taxes	739,667	2,242,602	1,881,025	6,088,593

Income tax expense	246,577	725,834	709,422	2,030,393

Net income	$493,090	$1,516,768	$1,171,603	$4,058,200

Net income per common share:
Basic	$0.09	$0.28	$0.21	$0.76
Diluted	$0.09	$0.27	$0.21	$0.73

Weighted average common shares outstanding:
Basic	5,477,928	5,365,634	5,467,450	5,315,251
Diluted	5,683,436	5,628,563	5,695,305	5,554,365

Cash dividends declared per common share	$0.105	$0.10	$0.315	$0.30

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$493,090	$1,516,768	$1,171,603	$4,058,200

Other comprehensive income (loss):
Cumulative translation adjustment	675,427	(559,220)	(727,494)	123,635

Comprehensive income	$1,168,517	$957,548	$444,109	$4,181,835

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,171,603	$4,058,200
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	350,978	291,873
Change in fair value of derivative instrument	(205,156)	—
(Gain) loss on disposition of long-term assets	(12,563)	6,411
Depreciation and amortization	1,217,850	448,007
Deferred income taxes	(115,378)	41,025
Excess tax benefit from employee stock plans	(57,714)	(143,575)
Changes in operating assets and liabilities net of effects from purchase of Dansensor:
Trade accounts receivable	(96,919)	1,143,380
Other receivables	211,569	335,326
Inventories	795,264	(393,969)
Prepaid income taxes	(208,602)	156,873
Prepaid expenses	(119,614)	(232,903)
Accounts payable	(181,288)	(207,661)
Compensation and related expenses	(810,071)	(135,082)
Other accrued expenses	(69,682)	70,483
Accrued product warranties	(35,166)	(11,242)
Accrued income taxes	(706,124)	183,085
Deferred revenue	(734,359)	288,542
Net cash provided by operating activities	394,628	5,898,773

Cash flows from investing activities:
Purchases of marketable securities	(365,000)	(5,066,053)
Proceeds from maturities of marketable securities	3,704,521	615,941
Purchases of property, plant and equipment	(1,070,682)	(436,050)
Proceeds from sale of property and equipment	171,461	719
Payment for purchase of Dansensor, net of cash acquired	(12,764,429)	—
Cash paid for patent and trademark registrations	(207,642)	(161,716)
Other	3,296	(1,717)
Net cash used in investing activities	(10,528,475)	(5,048,876)

Cash flows from financing activities:
Proceeds and payments on the revolving line of credit, net	4,487,647	—
Proceeds from term note payable	3,500,000	—
Payments on term note payable and seller financed note payable	(2,559,102)	—
Proceeds from the exercise of stock options	350,088	1,041,222
Excess tax benefit from employee stock plans	57,714	143,575
Dividends paid	(1,693,790)	(1,563,161)
Net cash provided by (used in) financing activities	4,142,557	(378,364)

Effect of exchange rate changes on cash and cash equivalents	(53,893)	(27,885)

Net (decrease) increase in cash and cash equivalents	(6,045,183)	443,648

Cash and cash equivalents:
Beginning of period	8,425,846	6,955,248
End of period	$2,380,663	$7,398,896

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,584,839	$1,768,401
Cash paid during the period for interest	$87,250	$—

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$575,672	$541,289
Purchases of fixed assets and intangibles in accounts payable	$220,088	$104,308
Seller financed note payable for the acquisition of Dansensor	$6,378,800	$—

The Company purchased all of the common shares of Dansensor for $20,081,600 on April 2, 2012. The reconciliation of cash paid and liabilities assumed is as follows:

Fair value of assets acquired	$26,938,817
Liabilities assumed	(6,857,217)
Net acquired assets	20,081,600
Seller financed note payable	(6,484,413)
Cash acquired	(832,758)
Payment for purchase of Dansensor, net of cash acquired and seller financed note payable	$12,764,429

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2012, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at September 30, 2012, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

MOCON Inc. and its subsidiaries (collectively, the Company), develops, manufacturers and markets measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world.  The Company’s recent acquisition of PBI-Dansensor A/S (Dansensor) expands the Company’s offerings into the Modified Atmosphere Packaging (MAP) market world-wide.  MAP technology enables food packagers in a variety of food service industries to provide an extended shelf life by altering the gas mixture within the packaged environment resulting in the elimination of chemical preservatives or stabilizers.

The Company reports its operating segments in accordance with accounting standards codified in ASC 280, Segment Reporting.  During the third quarter 2012, the Company increased the number of reporting segements from one to three to reflect the integration of Dansensor’s operations.  These are classified as Permeation Products and Services (“Permeation”), Package Testing Products and Services (“Package Testing”), and Industrial Analyzer Products and Services and Other (“Industrial Analyzers and Other”) for financial reporting purposes.

On April 2, 2012, the Company acquired all of the outstanding shares of Dansensor, a Danish company. Dansensor designs, manufactures, sells, and services quality control and assurance equipment for businesses that utilize modified atmosphere packaging.  Dansensor also offers a complete range of gas mixers, analyzers, and leak detection equipment and sells its products world-wide. The acquisition significantly expands the Company’s presence in Europe and particularly in MAP technology, a growing world-wide market.  All of the assets and liabilities of Dansensor were recorded at their respective fair values and the Company’s consolidated results of operations as of September 30, 2012 include Dansensor’s operating results from April 2, 2012 through September 30, 2012.  See additional disclosure regarding the business acquisition and pro forma operating results provided in Note 15.

Principles of Consolidation

The consolidated financial statements include the accounts of MOCON, Inc. and its wholly-owned subsidiaries (collectively the Company).  All material intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit and accrued liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments.  The fair value of held to maturity investments in marketable securities is based on quoted market prices and summarized in Note 5.  See Note 7 for fair value disclosure of the investment in Luxcel and Note 13 for the fair value disclosure of the derivative instrument.  The fair value of the Company’s term note payable and seller financed secured note payable at September 30, 2012 approximates the carrying value due to the proximity of the date at which the Company executed the agreements and period end.

Derivative Financial Instruments

The Company entered into a foreign currency forward contract to mitigate the currency risk on its third party seller financed note payable (Note 9).  The derivative contract contains credit risk to the extent that the Company’s bank counterparty may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in the contracts.

The Company does not use derivatives for speculative or trading purposes. The Company has elected not to apply the hedge accounting guidance under the applicable authoritative guidance. As a result, gains or losses related to mark-to-market adjustments on the foreign currency forward exchange contract are recognized as other income or expense in the income statement during the period in which the instrument is outstanding. The fair value of the foreign currency forward exchange contract represented the amount we would have received or paid to terminate the contract at the reporting date and was recorded in other current assets or liabilities depending on whether the net amount was a gain or a loss.

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

Note 2 — Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Finished products	$1,584,439	$804,049
Work-in-process	1,804,534	1,652,708
Raw materials	3,136,259	2,023,172
	$6,525,232	$4,479,929

Note 3 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted shares of common stock outstanding — basic	5,477,928	5,365,634	5,467,450	5,315,251
Weighted shares of common stock assumed upon exercise of stock options	205,508	262,929	227,855	239,114
Weighted shares of common stock outstanding — diluted	5,683,436	5,628,563	5,695,305	5,554,365

Outstanding stock options totaling 126,700 for the three and nine-months periods ended September 30, 2012 were excluded from the net income per common share calculation because the shares would be anti-dilutive.  There were no anti-dilutive stock options in 2011.

Note 4 — Goodwill and Intangible Assets

As of September 30, 2012 and December 31, 2011, goodwill amounted to $8,529,863 and $3,119,246, respectively.  The increase was due to the acquisition of Dansensor and adjustments due to foreign currency translation.  See Note 13 for discussion of the valuation techniques used to assess the fair value of the intangible assets at the acquisition date.  The Company tests goodwill for impairment annually at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, Goodwill and Other. The Company will perform its annual impairment test for goodwill in the fourth quarter.

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of September 30, 2012
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,411,200	$(417,549)	$993,651	10 to 17 years
Trademarks and trade names	4,192,941	(553,132)	3,639,809	5 to 20 years
Developed technology	7,407,568	(585,316)	6,822,252	9 years
Customer relationships	844,760	(46,931)	797,829	9 years
Other intangibles	125,114	(85,640)	39,474	3.75 years
	$13,981,583	$(1,688,568)	$12,293,015

	As of December 31, 2011
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,283,761	$(447,158)	$836,603	10 to 17 years
Trademarks and trade names	516,069	(443,136)	72,933	5 to 17 years
Other intangibles	80,000	(80,000)	—	—
	$1,879,830	$(970,294)	$909,536

Total amortization expense for the three-month periods ended September 30, 2012 and 2011 was $291,375 and $21,388, respectively, and $604,025 and $63,086, for the nine-month periods ended September 30, 2012 and 2011, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use.  Estimated amortization expense for the remainder of 2012 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of September 30, 2012 is as follows:

Estimated Expense
2012	$344,474
2013	$1,155,679
2014	$1,145,255
2015	$1,140,602
2016	$1,124,004
2017 and thereafter	$6,835,535

Note 5 — Marketable Securities

Marketable securities at September 30, 2012 consisted of municipal bonds and certificates of deposits, and are classified as held-to-maturity due to our ability and intent to hold these securities until maturity or the call date as the case may be.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no other than temporary impairment during the first nine months of 2012; therefore, no adjustment to the amortized cost basis was made.  Currently, all of the Company’s marketable securities mature within one and one-half years.

The amortized cost and fair value for held-to-maturity securities by major security type at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$3,047,991	$11,194	$—	$3,059,185
Municipal bonds	3,716,817	8,731	—	3,725,548
	$6,764,808	$19,925	$—	$6,784,733

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$5,192,983	$14,741	$(1,605)	$5,206,119
Municipal bonds	4,911,346	11,762	(1,907)	4,921,201
	$10,104,329	$26,503	$(3,512)	$10,127,320

Note 6 — Accumulated Other Comprehensive Loss

Adjustments to accumulated other comprehensive loss consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$(1,992,952)	$421,759	$(590,031)	$(261,096)
Foreign currency translation adjustments	675,427	(559,220)	(727,494)	123,635
Accumulated other comprehensive loss	$(1,317,525)	$(137,461)	$(1,317,525)	$(137,461)

Note 7 — Investment in Affiliated Company

In January 2010, the Company acquired a 16.9% equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland.  The investment in Luxcel is carried on the condensed consolidated balance sheets at the original purchase price, adjusted for currency fluctuations.  The Company believes that it is not feasible to readily determine the fair value of this investment.  Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of their products in the marketplace, and obtain regulatory approvals.

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

Warranty provisions and claims for the three and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$250,910	$208,452	$205,506	$217,819
Acquired provision — Dansensor acquisition	—	—	85,413	—
Warranty provisions	135,779	53,659	292,657	152,436
Warranty claims	(128,749)	(55,149)	(325,636)	(163,293)
Ending balance	$257,940	$206,962	$257,940	$206,962

Note 9 — Debt

Long-term notes payable consists of the following:

	September 30, 2012	December 31, 2011
Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $72,917 plus interest through March 28, 2016, collateralized by all the assets of the Company except the Dansensor stock.	$3,135,415	$—

Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual principal and interest payments totaling $844,000 beginning October 2, 2012 through April 2, 2015, collateralized by 65% of the outstanding shares of Dansensor.	4,195,067	—
Total long-term notes payable	$7,330,482	$—
Less current portion of long-term notes payable	2,457,497	—
Total long-term notes payable	$4,872,985	$—

The Company has a $5,000,000 secured revolving line of credit with a final maturity date of March 28, 2016.  Interest is charged monthly at one-month LIBOR plus 1.75 basis points which totaled 2.00% at September 30, 2012.  The line of credit is secured by the assets of the Company with the exception of the Dansensor stock.  The Company had $4,500,000 outstanding on the line of credit at September 30, 2012.  Additionally, Dansensor has an available line of credit totaling DKK 10,000,000 or $1,724,000, less any outstanding borrowings, at September 30, 2012.  Outstanding borrowings are charged interest at 3.85% per year.  Approximately $41,500 was outstanding as of September 30, 2012.

The Company is subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases.

On June 28, 2012, the Company entered into the first amendment to the Seller Note (the Amendment).  The Amendment called for two prepayments of DKK 6,500,000 (approximately $1.1 million) each, which were paid on June 29, 2012 and July 30, 2012.  As a result of the prepayments, the maturity date of the Seller Note was revised to April 2, 2015 and the collateral securing the repayment of the Seller Note was changed from 100% to 65% of the common shares of Dansensor.

The carrying value of the Seller Note is adjusted for foreign currency translation at each reporting period and the change in value is included in other income (expense) in the condensed consolidated statements of operations.

As of September 30, 2012, the future minimum principal payments of the long-term notes payable for the remainder of fiscal 2012 and for each fiscal year thereafter is as follows:

2012	$992,022
2013	2,507,448
2014	2,564,419
2015	974,941
2016	291,652
Total	$7,330,482

Note 10 — Income Taxes

As of September 30, 2012 and December 31, 2011, the liability for gross unrecognized tax benefits was $240,000 and $244,000, respectively.  Changes in gross unrecognized tax benefits during the nine-months ended September 30, 2012 consisted of an increase of $12,000 for tax positions taken in the current year as well as a decrease of $16,000 due to reduced exposure relating to the statute of limitations. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not materially change in the next twelve months.

Note 11 — Stock-Based Compensation

As of September 30, 2012, the Company has reserved 399,125 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 773,487 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  The Company issues new shares of common stock upon exercise of stock options.  There were no options granted in the first nine months of 2012.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total cost of stock-based compensation	$116,595	$97,378	$350,978	$291,873
Amount of income tax benefit recognized in earnings	(16,897)	(11,009)	(62,820)	(83,593)
Amount charged against net income	$99,698	$86,369	$288,158	$208,280

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

A summary of the option activity for the first nine months of 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	829,786	$11.05	4.1	$4,108,291
Options granted	—	—	—
Options cancelled/expired	(7,225)	$15.49	—
Options exercised	(49,074)	$10.06	—
Outstanding at September 30, 2012	773,487	$11.07	3.4	$3,050,041

Exercisable at September 30, 2012	617,242	$10.37	2.8	$2,794,460

The total intrinsic value of options exercised was $44,382 and $683,982 during the three-month periods ended September 30, 2012 and 2011, respectively, and $336,759 and $1,142,624 during the nine-month periods ended September 30, 2012 and 2011, respectively.

A summary of the status of our unvested option shares as of September 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	204,225	$4.00
Options granted	—	—
Options cancelled	(7,100)	$4.57
Options vested	(40,880)	$4.82
Unvested at September 30, 2012	156,245	$2.77

As of September 30, 2012, there was $433,361 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.6 years.  The total fair value of option shares vested during the three-month periods ended September 30, 2012 and 2011 was $65,697 and $53,819, respectively and $197,042 and $161,457 during the nine-month periods ended September 30, 2012 and 2011, respectively.

Note 12 — Derivative Instrument

At September 30, 2012, the Company had one foreign currency forward contract outstanding with a notional amount of 38,775,883 Danish krone (DKK) or $6,506,021.  The forward contract was entered into to manage the effects of foreign currency translation as a result of the third party seller financed note payable (Seller Note) which is denominated in DKK (Note 9).  The forward contract has various settlement dates that coincide with the Company’s Seller Note payment schedule.  The term of the forward contract coincides with the maturity of the Seller Note which is April 2, 2015.  The fair value of the contract resulted in an asset of approximately $205,000 at September 30, 2012.  The change in the fair value of the derivative instrument was recognized in other income (expense), the current portion of the receivable is recorded in other receivables, and the long-term portion is recorded in other assets as of and for the three and nine months ended September 30, 2012.

Note 13 — Fair Value Measurements

The Company determines the fair market value of its derivative contract based on the fair value hierarchy, described below, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels within the fair value hierarchy that may be used to measure fair value:

Level 1: Values based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Values based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3: Values generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table provides information on those assets that are measured at fair value on a recurring basis as of September 30, 2012:

		Fair Value Measurements at the end of the Reporting Period Using
Assets	Carrying value	Significant Other Observable Inputs (Level 2)
Foreign currency forward contract	$205,156	$205,156

Foreign currency forward exchange contracts are carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contract at the reporting date.

Note 14 — Business Segments

As a result of the acquisition of Dansensor, the chief operating decision maker (the Company’s President and CEO) has restructured the operating segments of the Company effective for the quarter ended September 30, 2012.  In prior reporting periods the Company had three operating segments and one reportable segment, whereas the Company now has four operating segments that are regularly reviewed by the Company’s chief operating decision maker to make decisions about allocating resources and assessing segment performance.  The segment performance is evaluated at segment operating income which is defined as gross profit less selling, general and administrative expenses and research and development expenses.  General corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of revenue.  The Company’s four operating segments have been aggregated into three reportable segments based on the authoritative guidance.  The Company aggregated its Other Products and Services operating segment into the Industrial Analyzer Products and Services segment based on minimal business activity and materiality.

The Permeation segment includes instruments and services that measure the rate at which various gases and vapors permeate through a variety of materials.  The Package Testing segment provides customers with the ability to assess package performance, shelf-life, package improvement, cost reduction, sustainability and product safety using Modified Atmosphere Packaging and other technologies.  The Industrial Analyzers and Other segment includes advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, beverage and specialty gas analysis, industrial hygiene and safety, food safety, environmental air monitoring and homeland security.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There were no intersegment sales for the three or nine-month periods ending September 31, 2012 and 2011. The financial information provided for the Package Testing segment for the nine months ended September 30, 2012 includes a non-recurring adjustment of $865,000 related to an inventory fair value purchase accounting adjustment and also includes acquisition-related costs of approximately $790,000.

Financial information by reportable segment for the three and nine-month periods ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Trade Revenue	Segment Operating Income	Trade Revenue	Segment Operating Income
Permeation	$4,680,999	$837,371	$15,753,249	$3,491,805
Package Testing	5,533,627	(230,263)	12,745,486	(1,923,758)
Industrial Analyzers and Other	2,091,525	158,374	6,190,150	196,088
Total	$12,306,151	$765,482	$34,688,885	$1,764,135

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Trade Revenue	Segment Operating Income	Trade Revenue	Segment Operating Income
Permeation	$5,320,313	$1,921,621	$16,720,817	$5,606,333
Package Testing	2,186,517	307,431	5,219,654	725,287
Industrial Analyzers and Other	1,955,986	19,500	5,678,994	(285,303)
Total	$9,462,816	$2,248,552	$27,619,465	$6,046,317

Total identifiable assets by reportable segment are as follows:

	September 30, 2012	December 31, 2011
Permeation	$17,791,619	$16,555,764
Package Testing	21,463,620	5,100,859
Industrial Analyzers and Other	3,995,020	3,552,840
Unallocated - Corporate	11,799,583	14,495,048

Total Assets	$55,049,842	$39,704,511

Note 15 — Business Acquisition

On April 2, 2012, the Company purchased all of the issued and outstanding shares of Dansensor pursuant to a Share Purchase Agreement (SPA) which the Company entered into with the former parent company of Dansensor, PBI Holding A/S (PBI Holding) on March 9, 2012.  Under the terms of the SPA, the Company acquired Dansensor for approximately $20.1 million, inclusive of $0.8 million cash acquired, of which approximately $13.6 million was paid in cash at closing.  The balance of the purchase price was paid through the issuance of the Seller Note as is more fully described in Note 9.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired, based on their estimated fair values.  The total purchase price was allocated to the net assets acquired based upon their preliminary estimated fair values as of the close of business on April 2, 2012 as set forth below.  The fair value of assets and liabilities as of the time of acquisition is preliminary as it is subject to change based on the completion of the valuation of the Dansensor business acquired and management review. The Company expects the fair value measurement of the acquired business to be completed in the fourth quarter of 2012.

The preliminary purchase price allocation for the acquisition is as follows:

Cash and cash equivalents	$832,758
Trade accounts receivable, net	3,348,142
Other receivables	470,135
Inventories	2,943,855
Property, plant and equipment	1,376,296
Other assets	117,464
Intangible assets	12,210,330
Identifiable assets acquired	21,298,980

Accounts payable	744,714
Other accrued expenses	2,533,742
Deferred income tax-current	509,744
Deferred income tax-long-term	3,069,017
Liabilities assumed	6,857,217

Net identifiable assets acquired	14,441,763
Goodwill	5,639,837
Purchase price	$20,081,600

The preliminary allocation of the purchase price resulted in the recognition of the following intangible assets:

	Amount	Weighted Average Life - Years
Trademark/trade name	$3,819,090	20
Developed technology	7,512,670	9
Customer relationships	878,570	9
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

The actual Dansensor net sales and net loss, which is defined as gross profit less costs of operations such as selling, general and administrative and research and development expenses, less income tax expense and costs related to the acquisition, is included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2012.  Dansensor’s actual results of operations for the six month period April 2, 2012 through September 30, 2012 is disclosed in the table below.  The supplemental unaudited pro forma net sales and net income of the combined entity, including U.S. GAAP conversion adjustments, had the acquisition been completed as of the earliest period presented are as follows:

(Unaudited)	Net Sales	Net Income (Loss)	Basic Earnings per Share
Dansensor results of operations since acquisition date (April 2, 2012 — September 30, 2012)	$8,886,934	$(914,918)	$—

Supplemental pro forma combined results of operations:
Three months ended September 30, 2011	14,186,595	1,390,958	0.26
Nine months ended September 30, 2012	43,748,390	1,185,140	0.22
Nine months ended September 30, 2011	42,471,165	4,143,304	0.78

Material items included in the supplemental proforma disclosures above are as follows:

(Unaudited)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Amortization of intangibles	$270,022	$278,338	$810,160
Interest expense	85,572	106,237	298,044
Income tax effect of adjustments	(106,678)	(115,373)	(332,186)
	$248,916	$269,202	$776,018

A nonrecurring item related to an inventory fair value adjustment of $865,000 is included in the supplemental pro forma combined results of operations for the nine months ended September 30, 2012.  The Company has incurred approximately $826,000 in acquisition related costs since inception of the acquisition.  Approximately $790,000 of these costs are were incurred during the nine month period ended September 30, 2012 and are recorded as selling, general and administrative expenses in the condensed consolidated statements of operations as of September 30, 2012.

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

We have three primary operating locations in the United States — Minnesota, Colorado and Texas — and we have foreign offices and laboratories in Germany, Denmark, France, Italy, Spain and China.  We use a mix of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Germany, Denmark and China, and we use a network of independent sales representatives to market and service our products and services in most other foreign countries.

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

During the third quarter 2012, we increased the number of reporting segments from one to three to reflect the integration of Dansensor’s operations.  These are classified as Permeation Products and Services (“Permeation”), Package Testing Products and Services (“Package Testing”), and Industrial Analyzer Products and Services and Other (“Industrial Analyzers and Other”) for financial reporting purposes.

Products

Permeation Products and Services

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

Package Testing Products and Services

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

We believe that Dansensor is the market leader worldwide in online gas analyzers for monitoring and controlling the MAP gas flushing process on high speed food packaging lines.  The benefit to food manufacturers is the ability to displace the atmospheric oxygen naturally present in a food package, with a specialized gas mixture, thereby extending the shelf life of the packaged food without the use of preservatives.  The acquisition of Dansensor has broadened our product offerings in the MAP marketplace, with new on- and off-line head space analyzers, gas mixers and control systems, and a variety of trace gas leak detectors which will complement our existing package testing instruments.  The Checkpoint® series of handheld headspace analyzers is a well respected instrument in the MAP product environment.

Industrial Analyzer Products and Services and Other

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	100.0	100.0	100.0	100.0
Cost of sales	45.4	36.8	45.6	37.1
Gross profit	54.6	63.2	54.4	62.9
Selling, general and administrative expenses	41.5	33.1	41.8	34.3
Research and development expenses	6.9	6.3	7.5	6.7
Operating income	6.2	23.8	5.1	21.9
Other income (expense), net	(0.2)	(0.1)	0.3	0.1
Income before income taxes	6.0	23.7	5.4	22.0
Income taxes	2.0	7.7	2.0	7.3
Net income	4.0	16.0	3.4	14.7

Comparison of Financial Results for the Three and Nine-Month Periods Ended September 30, 2012 and 2011

Sales

Sales for the three-month period ended September 30, 2012 were $12,306,000, up 30% compared to $9,463,000 for the same period in 2011.  We experienced significant growth in our Package Testing segment due to the addition of sales from Dansensor, which includes on-line and off-line analyzers, leak detection instruments and gas mixers.  Sales of Dansensor are not included in our 2011 numbers.  This segment accounted for 45% of total consolidated sales for the quarter ended September 30, 2012 compared to 23% for the same period in 2011.  The Permeation segment accounted for 38% of consolidated sales for the quarter ended September 30, 2012, and was down 13% from the same period last year as worldwide demand continued to be soft compared to a strong 2011.

Total consolidated sales to foreign customers increased 54% in the current quarter compared to the same quarter last year as Dansensor’s primary markets are in Europe while domestic sales were flat between the two periods.  Domestic and foreign sales accounted for 35% and 65%, respectively, of our consolidated third quarter sales in 2012, and 45% and 55% of our consolidated sales, respectively, for the same period in 2011.

The following table summarizes total sales by reporting segments for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Permeation	$4,680,999	$5,370,525	$15,753,249	$16,944,029
Package Testing	5,533,626	2,186,517	12,745,486	5,219,654
Industrial Analyzers and Other	2,091,526	1,905,774	6,190,150	5,455,782
	$12,306,151	$9,462,816	$34,688,885	$27,619,465

The following table sets forth the relationship between various components of domestic and foreign sales for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Domestic sales	$4,290,225	$4,253,753	$12,719,911	$12,037,289
Foreign sales:
Europe	4,977,415	2,476,541	12,421,457	6,966,276
Asia	2,010,757	1,572,551	6,774,358	5,395,489
Other	1,027,754	1,159,971	2,773,159	3,220,411
Total foreign sales	8,015,926	5,209,063	21,968,974	15,582,176
	$12,306,151	$9,462,816	$34,688,885	$27,619,465

Permeation Testing Products and Services — Sales in our Permeation segment declined 13% for the three months ended September 30, 2012 compared to the same period in the prior year, and accounted for 38% and 57% of our consolidated third quarter sales in 2012 and 2011, respectively.  Foreign sales comprised 63% of the shipments in this segment in the third quarter 2012, and were down 25% from the same period in prior year.  Domestic sales accounted for 37% of the shipments in this segment and declined 20% in the current quarter compared to same period in the prior year.  We believe that the decline in the current quarter was due to an unusually strong quarter in the prior year and economic concerns in many parts of the world.

Sales in our Permeation segment, which accounted for 45% and 61% of our consolidated sales during the first nine months in 2012 and 2011, declined 7% during the first nine months of 2012 compared to the same period in the prior year.  International sales in this segment accounted for 66% of sales and decreased 11% from the same period in the prior year.  Domestic sales accounted for 34% of this segment and decreased 22% in the first nine months of 2012 compared to the same period in the prior year.

Package Testing Products and Services — Sales in our Package Testing segment, which accounted for 45% and 23% of our consolidated third quarter sales in 2012 and 2011, respectively, increased 153% during the third quarter 2012 compared to the same period in 2011.  This group consists of headspace analyzers, leak detection instruments and gas mixers, and includes the total sales of Dansensor, which accounts for the large increase reported in the third quarter 2012 compared to the same period in 2011.  Organic sales in this segment were down 9% in the third quarter 2012.  Between these two quarters, foreign sales in this group increased from $628,000 to $4,286,000 as Dansensor’s primary markets are in Europe.

Sales in our Package Testing segment, which accounted for 37% and 19% of our consolidated sales during the first nine months in 2012 and 2011, respectively, increased 144% during the first nine months of 2012 compared to the same period in 2011.  Organic sales in this segment for the same comparative periods were down 4%.  Foreign sales in this segment accounted for 68% of the total in the first nine months of 2012 compared to 40% in the prior year.  Sales of Dansensor products, which have been included in our numbers since April 2, 2012, account for 65% of the year-to-date sales of this segment.

Industrial Analyzer Products and Services and Other — Sales in our Industrial Analyzers segment, which accounted for 17% and 20% of our consolidated third quarter sales in 2012 and 2011, respectively, increased 10% during the third quarter 2012 compared to the same period in 2011.  Sales in this segment are comprised mainly of instruments and service provided by our Baseline subsidiary.  Sales of hydrocarbon analyzers primarily to the oil and gas exploration market accounted for the majority of the increase.

Sales in our Industrial Analyzers segment, which accounted for 18% and 20% of our consolidated sales during the first nine months in 2012 and 2011, respectively, increased 14% during the first nine months of 2012 compared to the same period in 2011.  This increase is primarily due to sales of OEM sensors for industrial hygiene monitoring and hydrocarbon analyzers and gas chromatographs for oil and gas exploration and environmental monitoring applications.

Gross Profit

The consolidated gross profit margin was 55% for the third quarter ended September 30, 2012 compared to 63% in the same period in 2011.  The decrease in the third quarter 2012 is primarily due to lower sales of permeation instruments which carry a higher margin and amortization of intangible assets of approximately $201,000 related to the acquisition of Dansensor.  While the margins in the Permeation and Industrial Analyzers and Other segments were near normal levels in the third quarter 2012, the Package Testing margin was lower than normal due to the addition of Dansensor products which historically have carried lower margins.

For the nine months ended September 30, 2012 and 2011, the gross profit margins were 54% and 63%, respectively.  This decrease was primarily the result of adjustments required to be made for purchase accounting.  The most significant adjustment was approximately $865,000 relating to inventory which had been written up to fair market value on the acquisition date, and subsequently shipped in the second quarter 2012 and charged to cost of sales.  In addition, the amortization of intangible assets related to Dansensor and lower Permeation sales contributed to the lower margin.

The overall gross profit margin varies from quarter to quarter depending on product mix and other factors.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $5,104,000, or 42% of consolidated sales, in the three-month period ended September 30, 2012, compared to $3,131,000, or 33% of consolidated sales, in the same period of 2011.  The increase in the current quarter was primarily related to the SG&A expenses of Dansensor totaling $1,990,000 (including costs to close the New Jersey office) and higher professional fees incurred.  Expenses of Dansensor are not included in our 2011 numbers.

SG&A expenses were $14,482,000 in the nine-month period ended September 30, 2012, compared to $9,485,000 in the same period of 2011.  The 2012 dollar increase was primarily related to SG&A expenses of Dansensor included in our financial reporting beginning in the second quarter totaling $3,887,000 and professional fees incurred in connection with the acquisition of Dansensor totaling $790,000 in the nine-month period.

Research and Development Expenses

Research and development (R&D) expenses were $844,000 in the third quarter 2012, compared to $597,000 in the same period of 2011.  The current period expense is higher than the previous year due primarily to the addition of Dansensor.

R&D expenses for the nine-month periods ending September 30, 2012 and 2011 were $2,610,000 and $1,841,000, respectively.  The increase in the current period was primarily related to the addition of Dansensor expenses beginning in the second quarter which totaled $567,000.  In addition, the prior year amount had been reduced by $175,000, which was received from Luxcel as reimbursement for certain collaborative research efforts.

While we historically have planned to spend 6% to 8% of our consolidated annual sales on R&D, we are currently evaluating an appropriate level of spending in light of the acquisition of Dansensor, while taking into consideration the R&D plans and projects Dansensor had at the time of the acquisition.

Other Income (Expense)

Other income (expense) for the three and nine-month periods ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$19,054	$32,824	$71,443	$83,092
Foreign currency exchange gain (loss)	67,098	(36,383)	265,590	(41,696)
Interest expense	(111,967)	—	(223,063)	—
Other	—	(2,391)	2,920	880
	$(25,815)	$(5,950)	$116,890	$42,276

The year-to-date amount in foreign currency exchange gain (loss) was primarily related to revaluing the foreign currency forward contract and Seller Note to fair value at September 30, 2012.

Income Tax Expense

Our provision for income tax expense was 33% and 32% of income before income taxes for the third quarters ended September 30, 2012 and 2011, respectively.  The rate in the third quarter 2012 was slightly lower than the statutory rate due primarily to certain discrete adjustments recorded during the quarter. Additionally, the effective rate for Dansensor is lower than our historical effective rate.  The current year provision does not include an amount for the research credit as Congress has not yet extended the credit for 2012.

For the nine-month periods ended September 30, 2012 and 2011, our provision for income taxes was 38% and 33%, respectively.  The higher rate in the nine-month period in 2012 was due primarily to the non-deductibility of certain expenses incurred in relation to the acquisition of Dansensor.  Also, the current year provision does not include a research credit as Congress has not yet extended the credit for 2012.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2012 to decline from the year-to-date rate noted in the paragraph above.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $493,000 in the third quarter 2012, compared to $1,517,000 in the third quarter 2011.  Diluted net income per share was $0.09 and $0.27 in the third quarters of 2012 and 2011, respectively.  For the nine months ended September 30, 2012, net income was $1,172,000, or $0.21 per diluted share, compared to net income of $4,058,000, or $0.73 per diluted share in the prior year.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities decreased $9,385,000 to $9,145,000 during the nine-month period ended September 30, 2012, compared to $18,530,000 at December 31, 2011.  Of the $9,145,000 in cash, cash equivalents and marketable securities as of September 30, 2012, $1,600,000 was held outside of the United States. The year-to-date decrease in cash, cash equivalents and marketable securities was primarily due to the cash payment made to acquire Dansensor and subsequent debt repayments.  In addition to using our existing cash, we borrowed $7.5 million from Wells Fargo Bank N.A. (the “Bank”) to fund the balance of the upfront payment to PBI-Holding A/S (PBI Holding), the former parent company of Dansensor.  The $7.5 million Bank borrowings consisted of a $3.5 million secured term note and $4 million drawn on the secured revolving line of credit (with a $5 million total availability).  At September 30, 2012, we had $4.5 million outstanding on the revolving line of credit.  The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46% per annum.  The revolving line of credit accrues interest at 1.75% over the one-month LIBOR rate, which totaled 2.00% at September 30, 2012.  The term note and the revolving line of credit are due on March 28, 2016, and we are subject to certain financial and restrictive covenants.

The Seller Note is due in semi-annual installments of principal and interest totaling approximately $844,000 through April 2, 2015.  We made the first semi-annual payment as scheduled on October 2, 2012.  Interest is due and payable semi-annually at 3.46%.  The Seller Note is secured by 65% of the common shares of Dansensor.

Our working capital as of September 30, 2012 was $10,549,000, a decrease of $6,668,000 compared to $17,217,000 at December 31, 2011.  This decrease is primarily related to the addition of short-term debt and current maturities of long-term debt totaling $6,999,000.

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

We believe that a combination of our existing cash, cash equivalents and marketable securities, funds available under the revolving credit facility, and an expected continuation of cash flow from operations, will continue to be adequate to fund our operations and working capital, capital expenditures, required payments on indebtedness and dividend payments. For those international earnings considered to be reinvested indefinitely, we currently have no intention to, and plans do not indicate a need to, repatriate the funds related to those earnings for U.S. operations.

Cash Flow

Cash Flow from Operating Activities

Historically, our primary source of funds has been cash provided by operating activities.  In the first nine months of 2012, cash provided by operations totaled approximately $395,000, compared to cash generated from operations of approximately $5,899,000 in the first nine months of 2011.  The primary reasons for the reduction in cash flow in 2012 are lower net income, a reduction in accrued compensation and related expenses, deferred revenue and accrued income taxes, partially offset by a reduction in inventories.

Cash Flow from Investing Activities

Cash used in investing activities totaled approximately $10,528,000 in the first nine months of 2012 due primarily to the payment of cash in the amount of $12,764,000 to acquire Dansensor and the purchase of fixed assets totaling $1,071,000, partially offset by the net maturities of marketable securities of $3,340,000.

Cash Flow from Financing Activities

Cash generated from financing activities totaled approximately $4,143,000 in the first nine months of 2012 due primarily to the net proceeds of $5,429,000 from bank borrowings and seller financed note payable, partially offset by dividend payments in the amount of $1,694,000.

Although we have repurchased shares of our common stock in the past, we currently are not authorized by our Board of Directors to make repurchases of our common stock and are prohibited from doing so under the credit agreement with the Bank unless we obtain the Bank’s approval.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our contractual obligations related to operating leases, purchase obligations and financing arrangements.  In addition, we now have the following obligations as a result of the acquisition of Dansensor (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Rental obligations	$1,262	$347	$646	$82	$187
Seller financed secured note payable	$4,443	$868	$3,575	—	—
Revolving lines of credit	$4,542	$4,542	—	—	—

We have a $5,000,000 secured revolving line of credit that expires March 28, 2016 of which $4,500,000 was outstanding at September 30, 2012.  In addition, Dansensor has a DKK 10,000,000 or $1,724,000 available line of credit as of September 30, 2012, of which $41,500 was outstanding as of September 30, 2012.  Both outstanding amounts are included in the above table.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, accrued product warranties and income taxes. An in-

depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended September 30, 2012.

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

Foreign Currency Risk

Historically, in excess of 50% of our consolidated sales have been to international destinations, and this percentage has increased as a result of the acquisition of Dansensor.  Since we invoice most of these customers in U.S. dollars, we do not have significant exposure to foreign currency transaction risk.  We invoice a small amount to our international customers in their local currency which exposes us to some transaction gain or loss when converting their payments into U.S. dollars.  We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss.  However, these have not resulted in material amounts in the past.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three-month period ended September 30, 2012 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 1,510 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the three months ended September 30, 2012.

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
101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.* (furnished herewith)

*

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

MOCON, INC.

Date: November 9, 2012	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

EXHIBIT INDEX

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
101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.* (furnished herewith)

*

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