Form 10-K
period 2012-12-31
MOCON INC
filed 2013-03-18
CIK 67279

Use these links to rapidly review the document
PART IV
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

The aggregate market value of the registrant's common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2012 (the last business day of the registrant's second quarter) as reported by the Nasdaq Global Market System, was $79,175,536.

As of March 11, 2013, 5,520,041 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2013 Annual Meeting of Shareholders to be held May 23, 2013.

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

        Our principal business strategy is to employ our product development and technological capabilities, manufacturing processes and sales and marketing skills where we can successfully penetrate the market and become a leader in the segment. Our management team continually emphasizes product innovation, product performance, quality improvements, cost reductions and other value-adding activities. We seek growth opportunities through technological and product improvement, by acquiring and developing new products, by acquiring companies or new product lines, or by purchasing the rights to existing technologies.

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

Permeation Products and Services

        Our permeation products consist of systems and services that measure the rate at which various gases and vapors transmit through a variety of materials. These products perform measurements under precise temperature, pressure and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials, including manufacturers of papers, plastic films, coatings and containers and the users of such packaging materials, such as companies in the food, beverage, pharmaceutical and consumer product industries. Other customers include manufacturers of flat panel displays, solar panels, electronics, and many other sophisticated materials.

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

        Our permeation products and services accounted for approximately 43%, 68% and 67% of our consolidated sales in 2012, 2011 and 2010, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to research and development departments, as well as production and quality assurance groups.

Package Testing Products and Services

        We manufacture and sell three primary products in this group: headspace analyzers, leak detection equipment and gas mixers. Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing in modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. Our headspace analyzer products include the PAC CHECK®, CheckMate™ and CheckPoint™ series of off-line headspace analyzers and the MAP Check 3™ series of on-line analyzers. for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations. Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages. We currently manufacture three types of leak detection instruments. The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products. Our leak detection products include the LeakMatic II™ and LeakPointer II™ series of instruments.

        Our gas mixers are used in the food production environment to assure that the package has been properly flushed with the correct mixture of gases. Our gas mixer products include the MAP Mix Provectus and MAP Mix 9001 on-line instruments. Our package testing products and services group accounted for 39%, 12% and 12% of our consolidated sales in 2012, 2011 and 2010, respectively.

  Industrial Analyzer Products and Services and Other

        Sales at our Baseline-MOCON, Inc. (Baseline) subsidiary located near Boulder, Colorado comprise the majority of sales in this segment. Baseline offers advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and indoor air quality.

        In this group, we manufacture and sell two types of gas analyzer instruments: gas chromatographs (GCs) and total hydrocarbon analyzers (THAs). These instruments are typically installed in fixed locations at the monitoring sites and perform their functions of detecting and measuring various hydrocarbons continually or at regular intervals. We also make gas sensors and detectors which are sold to original equipment manufacturers (OEMs) of mobile gas safety equipment.

        Our industrial analyzer products, sensors and detectors are for use in industrial hygiene (detection of hazardous gases in the workplace), hydrocarbon gas analysis for oil and gas exploration, contaminant detection in the manufacture of specialty gases, and environmental monitoring (tracking the release, or the presence, of toxic substances). Our newest GC offering measures trace levels of contaminants in beverage grade carbon dioxide which is used to carbonate soft drinks, beer and water.

        Sales of our Baseline gas analysis and monitoring products accounted for approximately 17% to 18% of our consolidated sales in each of the years 2012, 2011 and 2010. We market some of these products under the names BEVALERT®, PETROALERT®, and piD-TECH®.

  Microbial Detection Products

        Our microbial detection products are designed to rapidly detect microbial growth in food and beverage samples. Using the total viable count (TVC) method, our GreenLight® series of instruments perform rapid and precise measurements to determine the presence or absence of aerobic bacteria in food products or ingredients. There are two models of the GreenLight product line currently available. As of December 31, 2012, there have not been significant sales of this product line.

        Our industrial analyzer products and services and other group accounted for 18%, 20% and 21% of our consolidated sales in 2012, 2011 and 2010, respectively.

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

Manufacturing and Supplies

        We manufacture products at our locations in Minnesota, Colorado, Texas, Denmark, and Germany. Our manufacturing capabilities include electro-mechanical assembly, testing, integration of components and systems, calibration and validation of systems. Certain components that we use in our products are currently purchased from single source suppliers. Although we maintain an inventory of these components, an interruption or delay in supply from one of these sources could result in delays in our production while we locate an alternative supplier, which in turn could result in a loss of sales and income.

Patents, Trademarks and Other Intellectual Property Rights

        We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 41 active U.S. patents and 52 foreign patents which will expire during the period from 2013 through 2032, and have another 60 patents pending. We do not believe that the expiration of our patents on their scheduled expiration dates will have a material adverse effect on our business.

        We own, have the right to use, or have applied for certain trademarks which protect and identify our products. Our trademarks and service marks include the following registered marks: MOCON®, APCHECK®, AQUATRACE®, AQUATRAN®, AROMATRAN®, AROMATRAX®, BASELINE®, BEVALERT®, CALCARD®, CAL-SMART®, CheckPoint, CMV-2, COULOX®, FLO SMART®, GREENLIGHT®, HERSCH®, ISM-3, LeakMatic, LeakPointer, LIPPKE®, LIQUI-BLOK®, MAP Check 3, MAP Mix, MICROANALYTICS®, MULTICHECK®, OPTECH®, OX-TRAN®, PAC CHECK®, PAC GUARD®, PERMATRAN-C®, PERMATRAN-W®, PETROALERT®, piD-TECH®, QUICK START®, SKYE® and VOC-TRAQ®. Our trademarks and service marks have a life of 5 to 20 years, and are subject to periodic maintenance which may be extended in accordance with applicable law.

Marketing and Customers; Distribution Methods

        We market our products and services throughout the United States and in over 60 foreign markets. We use a direct sales force of approximately 30 employees and approximately 100 independent sales representatives to market and sell our products and services to end users throughout the world. To our knowledge, none of our independent sales representatives sell a material amount of product manufactured by any of our competitors.

        For information concerning our export sales by geographic area, see Note 18 of the notes to consolidated financial statements. We market products and services to research laboratories, production departments and quality control groups in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas and other industries. One independent representative accounted for approximately 10% of our consolidated sales in 2010. We do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance.

Backlog

        As of December 31, 2012, our total backlog was $4,893,000 for all of our products as compared to $4,686,000 and $6,055,000 as of December 31, 2011 and 2010, respectively. The increase in backlog at the end of 2012 was due to the addition of Dansensor's unshipped orders, offset by a lower domestic backlog as a result of a strong fourth quarter shipping volume. We anticipate shipping substantially all of the current backlog in 2013.

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

        We incurred expenses of $3,636,000, $2,403,000 and $2,135,000 during the fiscal years ended December 31, 2012, 2011 and 2010, respectively, for research and development (R&D) of our products. These amounts were approximately 6% to 7% of our consolidated sales for each of those three fiscal years. On an annual basis, we currently intend to spend approximately 6% to 8% of our consolidated sales on R&D in the future.

Working Capital Practices

        We strive to maintain a level of inventory that is appropriate given our projected sales. Our domestic and international payment terms vary, however, generally range between 30 and 90 days. International sales are, in some cases, transacted pursuant to letters of credit.

Seasonality

        Our business is not seasonal in nature.

Employees

        As of December 31, 2012, we had approximately 250 full-time employees. Included in this total are approximately 25 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

Executive Officers of the Registrant

        Our executive officers, their ages and their offices held, as of March 11, 2013 are as follows:

Name	Age	Title
Robert L. Demorest	67	Chairman of the Board, President and Chief Executive Officer, MOCON, Inc.
Donald N. DeMorett	54	Chief Operating Officer, MOCON, Inc.
Robert E. Forsberg	57	President, Baseline-MOCON, Inc.
Darrell B. Lee	64	Vice President, Chief Financial Officer, Treasurer and Secretary, MOCON, Inc.
Douglas J. Lindemann	55	Vice President and General Manager, MOCON, Inc.
Daniel W. Mayer	62	Executive Vice President, MOCON, Inc.

        There are no family relationships among any of our directors and executive officers. Information regarding the business experience of our executive officers is set forth below.

        Mr. Robert L. Demorest has been our President, Chief Executive Officer, and Chairman of the Board since April 2000. Mr. Demorest is also a director of Marten Transport, Ltd., a publicly traded company located in Mondovi, Wisconsin, and is a member of its audit committee.

        Mr. Donald N. DeMorett has been our Chief Operating Officer since January 2013. Prior to that time, Mr. DeMorett had been the President and Chief Executive Officer of GearGrid Corporation, a manufacturer of commercial storage systems, for more than five years.

        Mr. Robert E. Forsberg has been the President of Baseline-MOCON, Inc. for more than five years.

        Mr. Darrell B. Lee has been our Chief Financial Officer, Vice President, Treasurer and Secretary for more than five years. Mr. Lee is also a director of Ikonics Corporation, a publicly traded company located in Duluth, Minnesota, and is co-chairman of its audit committee.

        Mr. Douglas J. Lindemann has been our Vice President and General Manager for more than five years.

        Mr. Daniel W. Mayer has been our Executive Vice President for more than five years.

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

        If we fail to successfully integrate Dansensor, then the intangibles or long-lived assets that resulted from the acquisition may be deemed "impaired". In that case, we must assess whether the amounts reflected on the consolidated balance sheet which relate to this acquisition exceed their fair value. Any write-down to adjust these values will reduce our reported net income and could possibly have a negative effect on our stock price.

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

         If we violate the terms of our credit agreement and financial covenants, it could cause our lender to demand immediate repayment of our credit facilities.

        We have a credit agreement with Wells Fargo Bank, our primary lender, with which we entered into a secured loan and a line of credit through March 28, 2016. Our credit agreement with Wells Fargo Bank includes various financial and restrictive covenants. Our current internal projections indicate that we will be in compliance with our financial and restrictive covenants for the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, including our financial and restrictive covenants, Wells Fargo Bank could deem us to be in default and require us to immediately repay the entire outstanding balance of our credit facilities. If we do not have the funds available to repay the credit facilities or we cannot find another source of financing, we may fail to meet the terms of our agreement which could decrease the value of our common stock or have other material adverse consequences for us.

         Some of the markets in which we operate have experienced minimal growth in recent years, and our ability to increase our sales will depend in part on our ability to develop new products, develop new applications for our existing products or acquire complementary businesses and product lines.

        We have identified a number of strategies that we believe will allow us to grow our business and increase our sales in markets experiencing minimal growth, including developing new products and technologies, entering new markets such as microbial detection, capitalizing on our relationship with Luxcel Biosciences Limited, developing new applications for our technologies, acquiring complementary businesses and product lines, and strengthening our sales force. However, we can make no assurance that we will be able to successfully implement these strategies, or that these strategies will result in the growth of our business or an increase in our sales. Acquisitions that we may find attractive may be subject to the consent of Wells Fargo Bank under our credit agreement.

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

        In January 2010, we acquired a minority equity interest in Luxcel for €2,500,000 (approximately $3,625,000). This investment is carried on our consolidated balance sheet at historical cost, adjusted only for currency fluctuations. We periodically assess this equity investment for other-than-temporary impairment. If there are events or changes in circumstances that might adversely affect the value of this investment, we must assess whether the amount of this investment reflected on the balance sheet exceeds its fair value. Any write-down will reduce our reported net income and could possibly have a negative effect on our stock price. Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of its products in the marketplace, and obtain regulatory approvals.

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

        Sales outside the United States accounted for approximately 64% of our sales in 2012 and 56% in each of 2011 and 2010. We expect that foreign sales will continue to account for a significant portion of our revenues in the future, and the percentage of sales outside the United States are expected to increase in the future due to the recent acquisition of Dansensor. Sales to customers in foreign countries are subject to a number of risks including, among others:

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

        Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency transaction risk arising from transactions in the normal course of business, such as sales to third party customers and purchases from suppliers denominated in foreign currencies. From time to time, we have elected to engage in hedging activity to mitigate our risk in this area. At December 31, 2012, there were no forward contract hedge instruments in place in our foreign operations.

        We are exposed to market risk from changes in foreign exchange rates between the U. S. dollar and the Danish krone as a result of the seller note financing instrument in connection with the acquisition of Dansensor. We have purchased a foreign currency contract as an economic hedge against any future exchange rate changes relating to this financing.

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

         The market price of our common stock has fluctuated significantly in the past, and will likely continue to do so in the future, and any broad market fluctuations may materially adversely affect the market price of our common stock.

        The market price of our common stock has been volatile in the past, ranging from a high sales price of $20.15 and a low sales price of $14.00 during 2012, and several factors could cause the price to fluctuate substantially in the future. These factors include:

  •
  announcements of new products by us or our competitors;

  •
  quarterly fluctuations in our financial results;

  •
  merger and acquisition activity in our industry segment;

  •
  customer contract awards;

  •
  a change to the rates at which we have historically paid dividends, which could be impacted by our credit agreement with Wells Fargo Bank;

  •
  developments in regulation; and

  •
  general economic and political conditions in the various markets where our products are sold.

        In addition, the stock prices of instrumentation companies have experienced significant fluctuations that often have been unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

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

        Over the past three years we began to market our newest BevAlert system and OpTech-O2 analyzer. We believe that there are significant addressable markets for both of these products and while we believe both of these products are superior in many respects to other similar products being sold by our competitors, each one is new to the marketplace and may not gain the market acceptance necessary to allow us to capitalize on what we believe will be an increasing demand in the food and beverage industries for safety testing and monitoring products. While we have realized increasing sales of our BevAlert system and modest sales to date of our OpTech-O2 analyzer, there can be no assurance that sales of these products will continue. In August 2011, we introduced the GreenLight microbial detection test instrument which determines the presence or absence of bacteria in food products or ingredients. While we believe this product represents a dramatic improvement over existing technology being used in the food industry, we have not realized significant revenues to date.

        If we are not able to successfully market these products, we will not recover the significant research and development and other expenses we have incurred to bring these products to market.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease an aggregate of 113,175 square feet of office, engineering, laboratory and production space in Minnesota, Texas, Germany, Denmark, Spain, Italy, France and China. We believe that all of our facilities are generally adequate for their present operations and that suitable space is readily available if any of our leases are not extended.

        In March 2011, we signed a 15-year lease for a property which replaced our former Minneapolis headquarters and operations center. The new lease commenced July 1, 2011 and is for a location consisting of approximately 60,000 square feet of space, also in Minneapolis, Minnesota. This space is leased until October 2025. This location is our corporate headquarters from which a portion of all reporting segments conduct operations.

        Dansensor A/S and subsidiaries located in Germany, France, Spain and Italy lease an aggregate of approximately 39,000 square feet. These buildings are leased through various dates until December 2019. These properties are utilized for the operations of the Package Testing segment.

        Our Texas laboratory operations occupy approximately 5,100 square feet of space in the metropolitan area of Austin, Texas. This space is leased until February 2014. This property is utilized for the operations of the Permeation segment.

        Our operations located in Neuwied, Germany occupy approximately 8,075 square feet. This space is leased until July 2018. This property is utilized for the operations of the Permeation segment.

        The MOCON (Shanghai) Trading Co., Ltd. operations are located in Shanghai, China, and occupy approximately 1,000 square feet. This space is leased until December 2013. This property is utilized in the operations of the Permeation segment.

        In addition to our leased facilities described above, we own approximately two acres of land and a building located near Boulder, Colorado that consists of approximately 9,300 square feet of office and production space in which our Baseline-MOCON, Inc. subsidiary conducts its operations. This property is utilized for the operations of the Industrial Analyzers segment.

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

	2012			2011
Fiscal Period	High	Low	Dividend	High	Low	Dividend
1st Quarter	$20.15	$15.75	$0.105	$14.77	$11.97	$0.100
2nd Quarter	$17.85	$15.07	$0.105	$15.49	$13.91	$0.100
3rd Quarter	$15.95	$14.27	$0.105	$17.67	$12.20	$0.100
4th Quarter	$15.23	$14.00	$0.105	$17.00	$13.76	$0.100

        We have paid quarterly cash dividends without interruption or decline since 1988. Cash dividends paid in 2012, 2011 and 2010 totaled $2,272,000, $2,105,000 and $1,953,000, respectively. Our Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on our common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board. Under the loan agreement we have with Wells Fargo Bank, we are required to maintain certain financial ratios. One of these ratios will be impacted by the amount of dividends we pay. If paying dividends at our historical rate were to cause us to be out of compliance with this ratio, or otherwise cause us to be in breach of our covenants under our loan agreement with Wells Fargo Bank, we may be required to reduce or eliminate dividends until such time as we are able to repay our loan, regain compliance with the financial ratios and other covenants in the loan agreement, or negotiate a waiver or amendment with Wells Fargo Bank.

        For information concerning securities authorized for issuance under equity compensation plans, please see Part III—Item 12.

Holders

        As of March 11, 2013, there were approximately 290 holders of record and approximately 3,300 beneficial holders of our common stock.

Issuer Repurchases of Equity Securities

        Other than the withholding of 24,172 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2012. We currently are not authorized by our Board of Directors to make repurchases of our common stock, and we are restricted from doing so under our credit agreement with Wells Fargo Bank.

Recent Sales of Unregistered Securities

        During the fourth quarter and year ended December 31, 2012, we did not issue or sell any shares of our common stock or other equity securities of MOCON without registration under the Securities Act of 1933, as amended.

Stock Performance Graph

        The following graph compares the cumulative shareholder return on MOCON's common stock to the S&P 500 Index and a peer group consisting of five companies with a market capitalization similar to MOCON. The peer companies were selected from the scientific and technical instruments industry within the technology sector. The graph compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2007, including the reinvestment of all dividends. The peer group consists of the following companies: CyberOptics Corporation, eMagin Corporation, Perceptron, Inc., Sypris Solutions, Inc. and Transcat, Inc. We chose these five companies because they operate in the same technology sector that we do and have a market capitalization similar to ours.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MOCON, Inc., the S&P 500 Index,
Old Peer Group, and New Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
MOCON, Inc.	100.00	80.08	87.26	126.55	160.93	148.74
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Old Peer Group	100.00	43.05	71.28	118.99	95.30	80.58
New Peer Group	100.00	39.69	59.66	95.61	85.41	77.83

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales	$49,941	$37,361	$31,549	$26,638	$29,696
Net income	2,002	5,451	4,518	2,910	4,059
Net income per common share:
Basic	0.37	1.02	0.87	0.54	0.73
Diluted	0.35	0.98	0.84	0.53	0.72
Cash dividends declared per share	0.42	0.40	0.38	0.36	0.34

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Current assets	$26,913	$23,357	$19,399	$23,706	$22,357
Total assets	57,220	39,705	34,339	30,327	32,953
Current liabilities	16,494	6,140	5,632	4,088	4,464
Noncurrent liabilities	6,845	325	298	257	271
Stockholders' equity	33,881	33,240	28,409	25,982	28,218

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

Overview

        MOCON, Inc. and its subsidiaries (collectively, the "Company") develops, manufactures, markets and services products and provides consulting services primarily in the measurement and analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and chemical compounds. We continually seek growth opportunities through technological and product improvement, by acquiring and developing new products, and by acquiring synergistic companies or rights to technologies. The Company's recent acquisition of Dansensor A/S (Dansensor) expands the Company's offerings into the Modified Atmosphere Packaging (MAP) market world-wide. MAP technology enables food packagers in a variety of food service industries to provide an extended shelf life by altering the gas mixture within the packaged environment resulting in the elimination of chemical preservatives or stabilizers.

        We have three primary operating locations in the United States—Minnesota, Colorado and Texas—and foreign operations in Denmark, France, Germany, Italy, Spain and China. We use a mix of direct sales force and independent sales representatives to market our products and services in the United States, Canada, Denmark, Germany and China and use a network of independent sales representatives to market and service our products and services in other foreign countries.

        Historically, a significant portion of our sales has come from international customers. The international portion of our consolidated sales in 2012 increased from recent historical trends as the principal portion of Dansensor's sales are to European customers.

        Our current plans for growth include substantial funding for research and development to foster new product development together with strategic acquisitions where appropriate.

Significant Transactions and Financial Trends

        Throughout these financial sections, you will read about significant transactions or events that materially contribute to, or reduce our earnings, and materially affect our financial results and financial position. In 2012, we experienced a significant increase in sales due primarily to the acquisition of Dansensor, who contributed $12.9 million to our consolidated revenues in the nine-month period since the acquisition date.

        Our international sales have historically accounted for a significant portion of our revenues, and we expect our international sales, as a percentage of total sales, will increase from historical amounts as a result of our acquisition of Dansensor.

        Our research and development costs were approximately 7% of our consolidated sales in 2012, and 6% and 7% of our consolidated sales in 2011 and 2010, respectively. On an annual basis, we intend to spend approximately 6% to 8% of our sales on research and development in the future.

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

Revenue Recognition

        We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Our terms are FOB shipping point with no right of return, except in rare cases, and customer acceptance of our products is not required. The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. We do not have distributors who stock our equipment. We do not offer rebates, price protection, or other similar incentives, and discounts when offered, are recorded as a reduction in revenue. We record revenue net of sales tax charged to the customer.

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

Allowance for Doubtful Accounts and Sales Returns

        Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns. The reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions. We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2012 and 2011, we had $303,839 and $150,921, respectively, reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for Excess and Obsolete Inventories

        We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence, and the on-hand quantities relative to the sales history of that component. We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise. As of December 31, 2012 and 2011, we had $488,550 and $364,591, respectively, accrued for excess and obsolete inventories.

Recoverability of Long-Lived Assets

        We assess the recoverability of intangibles and other long-lived assets periodically whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset's carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges. We did not record any long-lived asset impairment charges in 2012 or 2011.

Goodwill

        We assess the recoverability of goodwill on our annual measurement date or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. Goodwill is considered to be impaired if it is determined that the carrying amount of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires us to make judgments regarding the fair value of the net assets of our reporting units and the allocation of the carrying amount of shared assets to the reporting units. Our annual assessment included comparison of the carrying amount of the net assets of a reporting unit, including goodwill, to the fair value of the reporting unit. A significant change in our market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. We performed our annual 2012 assessment during the fourth quarter, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values.

Accrued Product Warranties

        Our products are generally covered by a warranty, with warranty periods ranging from ninety days to one year from the date of sale. Estimated warranty costs are accrued in the same period in which the related revenue is recognized, based on anticipated parts and labor costs, utilizing historical experience. Additional warranty reserves are also accrued for major rework campaigns. We periodically assess the adequacy of our warranty reserves based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Although we believe the likelihood to be relatively low, warranty claims experience could be materially different from actual results due to manufacturing changes that could impact product quality, a change in our warranty policy in response to industry trends, as yet unrecognized defects in products sold, or other factors. As of December 31, 2012 and 2011, we had $240,621 and $205,506, respectively, accrued for future estimated warranty claims.

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

        Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. At December 31, 2012 and 2011, we provided a valuation allowance in the amount of $76,000 and $51,000, respectively, against our net deferred tax assets.

        ASC 740 requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. Under ASC 740, once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amount of $265,000 and $278,000 in 2012 and 2011, respectively, for estimated exposures associated with uncertain tax positions. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

Results of Operations

        The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for fiscal years ended December 31, 2012, 2011 and 2010. Our historical financial data were derived from our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Percent of Sales
	2012	2011	2010
Sales	100.0	100.0	100.0
Cost of sales	45.3	37.2	39.3

Gross profit	54.7	62.8	60.7
Selling, general and administrative expenses	40.7	34.6	35.4
Research and development expenses	7.3	6.4	6.8

Operating income	6.7	21.8	18.5
Other income, net	0.1	0.2	2.0

Income before income taxes	6.8	22.0	20.5
Income taxes	2.8	7.4	6.2

Net income	4.0	14.6	14.3

        The following table summarizes total sales by segment for 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Permeation	$21,235,611	$25,303,120	$21,203,559
Package Testing	19,682,513	4,713,270	3,845,341
Industrial Analyzers and Other	9,022,401	7,344,477	6,499,729

Total sales	$49,940,525	$37,360,867	$31,548,629

        The following table sets forth the relationship between various components of domestic and foreign sales for 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Domestic sales	$17,973,487	$16,297,487	$13,806,660
Foreign sales:
Europe	18,744,215	8,654,088	7,148,879
Asia	9,591,071	8,237,348	8,482,788
Other	3,631,752	4,171,944	2,110,302

Total foreign sales	31,967,038	21,063,380	17,741,969

Total sales	$49,940,525	$37,360,867	$31,548,629

Sales

  Fiscal 2012 vs. Fiscal 2011

        Sales for 2012 were $49.9 million, an increase of 34% compared to $37.4 million for 2011. During 2012, we experienced significant growth in our Package Testing segment due to the addition of sales from Dansensor. Sales of Dansensor are not included in our 2011 numbers. This segment accounted for 39% of total consolidated sales for 2012 compared to 12% in the prior year. The impact of price increases was not significant in 2012.

  Permeation Testing Products and Services

        Sales of our permeation testing products and services, which accounted for 43% and 68% of our consolidated sales in 2012 and 2011, respectively, decreased $4.1 million, or 16% in 2012 compared to 2011. This decrease in permeation sales was evident in both our domestic and foreign markets, and was a reflection of an unusually strong 2011 as capital equipment orders picked up following the recessionary period. The permeation business is in a mature market and not expected to grow at the same rate as our other reportable segments. The recent emphasis in this segment has been in the areas of developing new applications in the sustainable packaging materials market, as well as for the electronics industry for measurement of water vapor permeation in flexible displays, solar panels and organic light-emitting diodes (OLEDs).

  Package Testing Products and Services

        Sales of our package testing products (headspace analyzers, leak detectors and gas mixers), which accounted for 39% and 12% of our consolidated sales in 2012 and 2011, respectively, increased $15.0 million, or 318% in 2012 compared to 2011. The growth came primarily from Dansensor which contributed $12.9 million in sales in nine months, while our organic package testing sales were consistent between the two years. The addition of Dansensor, which is based in Denmark and has subsidiaries in four other European countries, strengthened our worldwide position in providing solutions to customers in the MAP (modified atmospheric packaging) area.

  Industrial Analyzer Products and Services and Other

        Sales of our gas analyzers, sensors and detector products, which are manufactured and sold by our Baseline subsidiary, comprise the majority of sales in this segment. Baseline's sales increased 23% to $8.4 million in 2012 compared to 2011. This increase was due primarily to higher sales of gas chromatographs and hydrocarbon analyzers. These instruments were purchased primarily for use in the oil and gas exploration, environmental air quality monitoring, and CO2 purity for carbonated beverages markets. The increase in oil and gas drilling activity commensurate with higher oil prices has been a positive driver for our sales of monitoring instruments. Sales of OEM sensors and detectors also increased in 2012 compared to the prior year.

        The results of our microbial detection products group are also included in this reporting segment. Sales in this group consist primarily of the GreenLight series of products which are designed to detect microbial activity in food and beverage products as well as other applications. Through 2012, sales of this product group have not been significant. Sales of our weighing and pharmaceutical products are also included in this segment and are not significant in relation to the total segment sales. Total sales of our microbial detection, weighing and pharmaceutical products amounted to $626,000 in 2012 compared to $542,000 in 2011.

  Fiscal 2011 vs. Fiscal 2010

        Sales for 2011 were $37.4 million, an increase of 18% compared to $31.5 million for 2010. We experienced double-digit sales growth in our three major product segments, and our domestic and international sales volume increased 18% and 19%, respectively. Despite the ongoing concerns over the economic situation in Europe, we experienced a 21% increase in sales to that region, particularly in Germany and Italy. Sales in Asia were slightly lower in 2011 compared to 2010 primarily due to a large order placed by the Chinese government in 2010 that did not repeat in 2011. We experienced significant growth in newer markets such as South America and Australia. The impact of price increases was not significant in 2011.

  Permeation Testing Products and Services

        Sales of our permeation testing products and services, which accounted for 68% to 67% of our consolidated sales in 2011 and 2010, increased $4.1 million, or 19% in 2011 compared to 2010. This increase in permeation sales was evident in both our domestic and foreign markets, and reflected increasing sales for newer applications in the sustainable packaging materials market, as well as the electronics industry for measurement of water vapor permeation in flexible displays, solar panels and organic light-emitting diodes (OLEDs). In total, domestic sales of permeation equipment and services increased 29%, while foreign sales showed a 20% increase. Our AQUATRAN instrument, which measures ultra-low levels of water vapor permeation, continues to be a significant contributor in this product group.

  Package Testing Products and Services

        Sales of our package testing products (headspace analyzers and leak detectors), which accounted for 12% of our consolidated sales in 2011 and 2010, increased $868,000, or 23% in 2011 compared to 2010. We experienced growth both domestically and internationally, as we continued to focus on strengthening our offerings in the MAP (modified atmospheric packaging) area. A major contributor to the domestic growth this year was the shipment to one customer in the coffee industry of 25 newly-designed test systems for package integrity, which equated to approximately $527,000.

  Industrial Analyzer Products and Services and Other

        Sales of our gas analyzers, sensors and detector products, which accounted for 18% of our consolidated sales in 2011 and 2010, increased $1.1 million, or 19% in 2011 compared to 2010. This increase was due primarily to higher sales of gas chromatographs and total hydrocarbon analyzers. These instruments were purchased primarily for use in the oil and gas exploration, environmental air quality monitoring, and CO2 purity for carbonated beverages markets. Sales of OEM sensors and detectors were stable between the two years.

        Also included in this segment were sales of our weighing and pharmaceutical products and the GreenLight product line. Total sales of these products amounted to $542,000 in 2011 compared to $761,000 in 2010.

Gross Profit

  Fiscal 2012 vs. Fiscal 2011

        Our overall gross profit percentages were 54.7% and 62.8% during 2012 and 2011, respectively. The decrease in 2012 was primarily the result of adjustments required to be made for purchase accounting relating to the Dansensor acquisition. The most significant adjustment was approximately $865,000 relating to inventory which had been written up to fair market value on the acquisition date, and subsequently shipped in the second quarter 2012 and charged to cost of sales. In addition, approximately $600,000 was charged to cost of sales during the year relating to the amortization of intangible assets which were set up on the acquisition date. We expect to incur non-cash amortization expense of approximately $800,000 per year for the foreseeable future. Also, lower sales in 2012 of permeation products which traditionally have a higher margin and certain pricing incentives, caused the gross profit percentage to be lower than last year. Due to the change in product mix and ongoing amortization expense, we expect our overall gross margins in the future to be slightly lower than historical levels.

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

Selling, General and Administrative Expenses

  Fiscal 2012 vs. Fiscal 2011

        Selling, general and administrative expenses were $20.3 million and $12.9 million, or 40.7% and 34.6% of sales in 2012 and 2011, respectively. The increase of $7.4 million was due primarily to the expenses related to Dansensor totaling $6.2 million and professional fees incurred in connection with the acquisition of Dansensor of approximately $812,000. In addition, we incurred approximately $207,000 of intangible amortization and we expect to incur $250,000 to $300,000 per year for the foreseeable future. Expenses of Dansensor were not included in our 2011 numbers.

  Fiscal 2011 vs. Fiscal 2010

        Selling, general and administrative expenses were $12.9 million and $11.2 million, or 34.6% and 35.4% of sales in 2011 and 2010, respectively. The increase of $1.7 million was due primarily to increased headcount which resulted in higher salaries and benefits, increased incentive compensation due to higher profitability, and higher sales commissions, marketing and travel expenses. In addition, consulting fees incurred in the fourth quarter 2011 related to the implementation of our new ERP system contributed to the increase.

Research and Development Expenses

  Fiscal 2012 vs. Fiscal 2011

        Research and development (R&D) expenses were $3.6 million and $2.4 million in 2012 and 2011, or 7.3% and 6.4% of sales, respectively. The increased expense in 2012 is primarily related to the addition of Dansensor expenses totaling approximately $918,000, which were not included in our 2011 numbers. For the foreseeable future, we intend to continue to allocate on an annual basis approximately 6% to 8% of sales to research and development. We believe continued R&D expenditures are necessary as we develop new products to expand revenue opportunities in our niche markets and remain competitive.

  Fiscal 2011 vs. Fiscal 2010

        R&D expenses were $2,403,000 and $2,135,000 in 2011 and 2010, or 6.4% and 6.8% of sales, respectively. The increased expense in 2011 was primarily related to the continued development of the GreenLight product line for the food safety market, and was net of approximately $175,000 received from Luxcel for collaborative research efforts.

Other Income, Net

        Other income, net for 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
Interest income	$83,416	$117,680	$84,199
Interest expense	(308,389)	—	—
Foreign currency exchange gain (loss)	242,564	(37,276)	542,108
Other	2,921	(805)	2,605

Total other income	$20,512	$79,599	$628,912

        Interest income decreased in 2012, as compared to 2011, due to lower average invested balances of cash and marketable securities, as significant cash was used to partially fund the Dansensor acquisition. The interest expense in 2012 is related to the debt incurred in connection with the Dansensor acquisition, and the foreign currency exchange gain was primarily related to revaluing the foreign currency contract and Seller Note to fair value.

        Interest income increased in 2011, as compared to 2010, due to higher average invested balances of cash and marketable securities.

        Included in the foreign currency exchange gain for 2010 is $562,000 relating to the re-measurement of a euro-based intercompany loan obligation to market value. The loan was settled in January 2011.

Income Tax Expense

        Our provision for income taxes for 2012 was $1.4 million, or 40.8% of income before income taxes, compared to $2.8 million, or 33.6% of income before income taxes for 2011. This year over year increase in the effective tax rate was due primarily to the non-deductibility of certain expenses incurred in relation to the acquisition of Dansensor and foreign losses benefitted at rates below the U.S. statutory rate. Additionally, certain losses in foreign jurisdictions were offset by a valuation allowance due to uncertainty over future utilization of these net operating losses. Also, the current year provision does not include a research credit as the credit had not been extended as of the end of 2012.

        Our provision for income taxes for 2011 was $2.8 million, or 33.6% of income before income taxes, compared to $1.9 million, or 30.1% of income before income taxes for 2010. This year over year increase in the effective tax rate was due primarily to the use of foreign tax credits in 2010 which were not available in 2011.

Inflation

        We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Liquidity and Capital Resources

        Total cash, cash equivalents and marketable securities decreased $10.4 million during 2012 to $8.1 million as of December 31, 2012, compared to $18.5 million at December 31, 2011. Of the $8.1 million in cash, cash equivalents and marketable securities as of December 31, 2012, $2.4 million was held outside the United States. The main reasons for the decrease were cash used to acquire Dansensor in the amount of $12.8 million, payments on the seller financed note relating to the Dansensor transaction of $3.6 million, and cash dividends paid amounting to $2.3 million. Our working capital as of December 31, 2012 decreased $6.8 million to $10.4 million, compared to $17.2 million at December 31, 2011. The main reasons for the decrease were the reduction of cash and investments as noted above, as well as the outstanding amounts of our revolving credit facilities and the current portion of long-term debt on the Wells Fargo term loan and the seller financed debt.

        We currently have available a $5.0 million secured revolving line of credit at our bank with a final maturity date of March 28, 2016. In addition, Dansensor has an available line of credit totaling 10 million DKK (approximately $1.7 million) at a Danish bank, of which approximately $1.0 million was available as of December 31, 2012.

        We invest a large portion of our available cash in highly liquid certificates of deposit, municipal bonds and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain. We do not have any investments in auction rate or hard-to-value securities.

        We have historically financed our operations, capital equipment and other cash requirements through cash flows generated from operations. As a result of the acquisition of Dansensor, we entered into a credit agreement totaling $8.5 million with Wells Fargo Bank as well as a seller financed note payable totaling approximately $6.5 million to PBI Holding A/S, the sellers of Dansensor. We believe that a combination of our existing cash, cash equivalents and marketable securities, plus an expected continuation of cash flow from operations, will continue to be adequate to fund operations and working capital, make the required payments on the indebtedness, fund capital expenditures and pay dividends that our Board of Directors may declare in the future. Our belief is based on current business operations and economic conditions and assumes that we continue to operate our business in the ordinary course.

        One of our strategic objectives is, as market and business conditions warrant, to consider acquisitions of, or investments in, businesses, products and/or technologies. In this regard, in January 2010, we made the investment in Luxcel, to help us establish a stronger presence in the microbial testing and food safety market, and on April 2, 2012, we acquired Dansensor, as noted above. If we wish to consummate one or more additional acquisition opportunities, this may require the consent of Wells Fargo Bank under the credit agreement executed, and we may need to fund such activities with a portion of our cash balances and debt or equity financing. If we need to raise additional capital, an equity-based or equity-linked financing may be used which could be dilutive to existing shareholders. If we raise additional funds by issuing debt, we are subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.

Cash Flow

  Cash Flows from Operating Activities

        Our primary source of funds has historically been cash provided by operating activities. Cash flow from operating activities totaled $521,000, $8.1 million and $5.2 million in 2012, 2011 and 2010, respectively. The main reasons for the decrease in 2012 were related to lower net income, an increase in trade accounts receivable due in part to strong fourth quarter shipments, and a reduction in deferred revenue due to the timing of customer prepayments. In 2011, cash provided by operating activities increased by $2.9 million compared to 2010. This increase was due primarily to higher net income, reduced trade accounts receivable and other receivables, and an increase in accrued income taxes and compensation and related expenses. Working capital requirements typically will increase or decrease with changes in the level of sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Income tax payments and any employee incentive payments affect the timing of our operating cash flow as they are accrued throughout the year but paid on a quarterly, semi-annual or annual basis.

  Cash Flows from Investing Activities

        Cash used in investing activities totaled $10.1 million in 2012 as compared to cash used of $5.8 million and $5.9 million in 2011 and 2010, respectively. The primary reasons for cash used in 2012 were the cash paid as partial consideration for the Dansensor acquisition and purchases of property, plant and equipment, of which our new ERP system was the largest addition. The primary reasons for cash used in 2011 were the net purchases of marketable securities and purchases of property, plant and equipment. The primary reasons for cash used in 2010 were the investment of approximately $3.6 million (€2.5 million) to acquire a minority equity ownership interest in Luxcel Biosciences Limited in Ireland, and capital expenditures of $1.6 million, the majority of which related to our move to new offices in Minnesota. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations.

  Cash Flows from Financing Activities

        Cash provided by financing activities totaled $3.4 million in 2012 due primarily to the net proceeds received from the revolving line of credit of $5.3 million, partially offset by dividends paid in the amount of $2.3 million. Cash used in 2011 was $636,000 which was due to dividends paid in the amount of $2.1 million partially offset by proceeds from the exercise of stock options. Cash used in 2010 was $1.4 million which was due to dividends paid in the amount of $2.0 million, partially offset by the exercise of stock options.

Contractual Obligations

        The following table summarizes our future contractual cash obligations as of December 31, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable	$6,750	2,741	4,009	—	—
Revolving lines of credit	5,450	5,450	—	—	—
Operating and capital leases	9,160	1,352	1,893	1,609	4,306
Purchase obligations	3,789	3,789	—	—	—

Total contractual cash obligations	$25,149	$13,332	$5,902	$1,609	$4,306

        In March 2011, we signed a 15-year lease for a property which replaced our former Minneapolis headquarters and operations center. The new lease commenced on June 1, 2011. The required future minimum lease payments, starting at $367,000 per year and subject to annual increases, have been included in the above table.

        Dansensor has operating lease agreements for company automobiles as well as the buildings occupied by each subsidiary location in Germany, Spain, Italy and France. The required minimum lease payments range from $7,000 to $530,000 per year and are included in the table above. The leases have various maturity dates through December 2019.

        We have a $5.0 million secured revolving line of credit that expires March 28, 2016 of which $4.7 million was outstanding at December 31, 2012. In addition, Dansensor has a DKK 10 million (approximately $1.7 million) available line of credit of which approximately $652,000 was outstanding as of December 31, 2012. Both outstanding amounts are included in the above table.

        In August 2012, we entered into a foreign currency contract to act as a hedge against fluctuations in a Danish krone-denominated seller financed note payable. This contract had a notional amount totaling approximately DKK 38.8 million or approximately $6.5 million, bearing an exchange rate of 5.96 U.S. dollars per Danish krone, and matures on April 2, 2015. At December 31, 2012, the contract had a fair value of approximately $209,000 recognized in other assets on the consolidated balance sheet and is not included in the above table.

        In relation to our accrual for uncertain tax positions, we had gross unrecognized tax benefits of $265,000 and $278,000 at December 31, 2012 and 2011, respectively. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. Due to the uncertainty regarding the timing of these liabilities, we have excluded these amounts from the contractual obligations table.

        We have a severance agreement with six of our executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive's current annual salary depending on the reason for termination. These amounts are not included in the contractual obligations table.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

        In February 2013, the FASB expanded the disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies will be required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of earnings where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. The new disclosures are required for interim and annual reporting periods beginning on or after January 1, 2013. We do not expect this guidance to have a material impact on our consolidated financial statements.

Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity

        In March 2013, the FASB issued guidance that resolves the diversity in practice as it applies to the release of the cumulative translation adjustment into net income when a parent company either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This update is effective for the Company beginning on or after January 1, 2014. We do not expect this guidance to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Substantially all of our marketable securities, some of which are insured by the FDIC, are at fixed interest rates and mature within two and one-half years; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal. Based on our average invested cash balances during 2012, a 1% (100 basis points) decrease in the interest rate on such balances would result in a reduction in interest income of approximately $133,000 on an annual basis.

Foreign Currency Exchange Risk

        Historically, in excess of 50% of our consolidated sales have been to international destinations. In our U.S. operations, we invoice most of these customers in U.S, dollars, so we do not have significant exposure to foreign currency transaction risk. In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros, Danish krone and U.S. dollars. From time to time we use foreign exchange hedging contracts to reduce our exposure in these transactions. We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss. However, these have not resulted in material amounts in the past.

        Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. We historically have not experienced any material foreign currency translation gains or losses, however, we have realized net foreign currency transaction gains in 2012 related to the valuation of our foreign currency contract and also in the first half of 2010 relating to the valuation of a euro-denominated intercompany loan which originated in the first quarter 2010. To mitigate the effect of any further currency fluctuations, we purchased a foreign currency contract which acted as an economic hedge against any additional gains or losses.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2012:
Sales	$9,183	$13,199	$12,306	$15,252
Gross profit	5,809	6,334	6,713	8,478
Net income	821	(142)	493	830
Net income per common share:
Basic	$0.15	$(0.03)	$0.09	$0.15
Diluted	0.14	(0.03)	0.09	0.15
2011:
Sales	$9,075	$9,082	$9,463	$9,741
Gross profit	5,815	5,580	5,977	6,096
Net income	1,317	1,224	1,517	1,393
Net income per common share:
Basic	$0.25	$0.23	$0.28	$0.26
Diluted	0.24	0.22	0.27	0.25

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

Management's Report on Internal Control over Financial Reporting

        MOCON's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. MOCON acquired Dansensor A/S during 2012, and management excluded from its assessment of internal control over financial reporting as of December 31, 2012, Dansensor's internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, management excluded from its assessment of internal control over financial reporting as of December 31, 2012, Dansensor's internal controls over financial reporting.

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

        During the fourth quarter 2012, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

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

        The following table summarizes outstanding options under our equity compensation plans as of December 31, 2012. Our only equity compensation plans as of December 31, 2012 were the MOCON, Inc. 2006 Stock Incentive Plan, as amended, and the MOCON, Inc. 1998 Stock Option Plan. The MOCON, Inc. 1998 Stock Option Plan has terminated with respect to future grants. Options and other stock incentive awards to be granted in the future under the MOCON, Inc. 2006 Stock Incentive Plan are within the discretion of our Board of Directors and the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	838,662	$11.84	271,402
Equity compensation plans not approved by security holders	—	—	—

Total	838,662		271,402

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

        A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 28, 2013, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428; Attn: Shareholder Information.

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

  H.
  MOCON Incentive Pay Plan for periods starting after June 30, 2010, as amended (Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 000-09273)).

  I.
  Description of Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)).

  J.
  Offer Letter between MOCON and Don DeMorett (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2013 (File No. 000-09273)

  K.
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

Date: March 18, 2013	MOCON, Inc.
	By:	/s/ ROBERT L. DEMOREST Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ DARRELL B. LEE Darrell B. Lee, Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 18, 2013.

Signature and Title
/s/ ROBERT L. DEMOREST Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer
/s/ DONALD N. DEMORETT Donald N. DeMorett, Director
/s/ ROBERT F. GALLAGHER Robert F. Gallagher, Director
/s/ BRADLEY D. GOSKOWICZ Bradley D. Goskowicz, Director
/s/ DANIEL W. MAYER Daniel W. Mayer, Director
/s/ RICHARD A. PROULX Richard A. Proulx, Director
/s/ TOM C. THOMAS Tom C. Thomas, Director
/s/ DAVID J. WARD David J. Ward, Director

MOCON, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2012, 2011 and 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MOCON, Inc.:

        We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and related financial statement schedule. We also have audited MOCON, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MOCON, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, MOCON, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        MOCON, Inc. acquired Dansensor A/S during 2012, and management excluded from its assessment of the effectiveness of MOCON, Inc.'s internal control over financial reporting as of December 31, 2012, Dansensor A/S's internal control over financial reporting. The Dansensor A/S operations totaled $24,356,000 of assets and $12,971,000 of revenues as of and for the year ended December 31, 2012, which are included in the consolidated financial statements. Our audit of internal control over financial reporting of MOCON, Inc. also excluded an evaluation of the internal control over financial reporting of Dansensor A/S.

/s/ KPMG LLP
Minneapolis, Minnesota March 18, 2013

MOCON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,415,416	$8,425,846
Marketable securities, current	5,495,556	4,304,912
Trade accounts receivable, less allowance for doubtful accounts of $303,839 in 2012 and $150,921 in 2011	10,407,649	4,675,464
Other receivables	244,081	101,951
Inventories	6,344,982	4,479,929
Prepaid income taxes	279,964	9,239
Prepaid expenses, other	799,124	511,299
Deferred income taxes	926,081	848,597

Total current assets	26,912,853	23,357,237

Marketable securities, noncurrent	210,440	5,799,417
Property, plant, and equipment, net	5,350,310	3,174,748
Goodwill	8,729,438	3,119,246
Investment in affiliated company	3,303,750	3,237,250
Intangible assets, net	12,381,614	909,536
Other assets	308,996	86,717
Deferred income taxes	22,370	20,360

Total assets	$57,219,771	$39,704,511

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term notes payable	$2,566,154	$—
Revolving lines of credit	5,327,515	—
Accounts payable	2,893,225	1,812,779
Compensation and related expenses	3,510,272	2,313,553
Other accrued expenses	868,199	406,378
Accrued product warranties	240,621	205,506
Accrued income taxes	36,139	—
Dividends payable	579,386	543,881
Deferred revenue	472,185	857,906

Total current liabilities	16,493,696	6,140,003

Notes payable	3,926,863	—
Obligations to former employees	76,161	46,751
Deferred income taxes	2,576,396	—
Accrued income taxes	265,207	277,978

Total noncurrent liabilities	6,844,627	324,729

Total liabilities	23,338,323	6,464,732

Commitments and contingencies (Note 8)
Stockholders' equity:
Capital stock—undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2012 and 2011	—	—
Common stock—$0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,517,966 shares in 2012 and 5,438,810 shares in 2011	551,797	543,881
Additional paid-in capital	3,738,968	2,762,524
Retained earnings	30,217,977	30,523,405
Accumulated other comprehensive loss	(627,294)	(590,031)

Total stockholders' equity	33,881,448	33,239,779

Total liabilities and stockholders' equity	$57,219,771	$39,704,511

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Sales:
Products	$47,054,868	$34,383,432	$28,858,044
Consulting services	2,885,657	2,977,435	2,690,585

Total sales	49,940,525	37,360,867	31,548,629

Cost of sales:
Products	20,893,294	12,284,206	11,001,813
Consulting services	1,713,314	1,608,364	1,382,196

Total cost of sales	22,606,608	13,892,570	12,384,009

Gross profit	27,333,917	23,468,297	19,164,620
Selling, general and administrative expenses	20,338,754	12,941,350	11,194,797
Research and development expenses	3,635,553	2,402,566	2,135,365

Operating income	3,359,610	8,124,381	5,834,458
Other income, net	20,512	79,599	628,912

Income before income taxes	3,380,122	8,203,980	6,463,370
Income taxes	1,378,148	2,753,062	1,944,986

Net income	$2,001,974	$5,450,918	$4,518,384

Net income per common share:
Basic	$0.37	$1.02	$0.87
Diluted	$0.35	$0.98	$0.84
Weighted average common shares outstanding:
Basic	5,477,131	5,342,900	5,208,873
Diluted	5,671,412	5,572,646	5,364,253
Dividends declared per common share	$0.42	$0.40	$0.38

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2012	2011	2010
Net income	$2,001,974	$5,450,918	4,518,384
Other comprehensive loss:
Cumulative translation adjustment	(37,263)	(328,935)	(922,163)

Comprehensive income	$1,964,711	$5,121,983	$3,596,221

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2012, 2011 and 2010

	Common stock
					Accumulated other comprehensive income (loss)
	Number of shares	Amount	Additional paid-in capital	Retained earnings		Total
Balance, January 1, 2010	5,170,018	$517,002	$114,021	$24,690,293	$661,067	$25,982,383
Stock options exercised	95,618	9,562	444,562	—	—	454,124
Dividends declared ($0.38 per share)	—	—	—	(1,987,806)	—	(1,987,806)
Stock-based compensation expense	—	—	261,859	—	—	261,859
Tax benefit on stock plans	—	—	101,830	—	—	101,830
Net income	—	—	—	4,518,384	—	4,518,384
Cumulative translation adjustment	—	—	—	—	(922,163)	(922,163)

Balance, December 31, 2010	5,265,636	526,564	922,272	27,220,871	(261,096)	28,408,611
Stock options exercised, net of surrendered shares	173,174	17,317	1,243,281	—	—	1,260,598
Dividends declared ($0.40 per share)	—	—	—	(2,148,384)	—	(2,148,384)
Stock-based compensation expense	—	—	388,904	—	—	388,904
Tax benefit on stock plans	—	—	208,067	—	—	208,067
Net income	—	—	—	5,450,918	—	5,450,918
Cumulative translation adjustment	—	—	—	—	(328,935)	(328,935)

Balance, December 31, 2011	5,438,810	543,881	2,762,524	30,523,405	(590,031)	33,239,779
Stock options exercised, net of surrendered shares	79,156	7,916	413,764	—	—	421,680
Dividends declared ($0.42 per share)	—	—	—	(2,307,402)	—	(2,307,402)
Stock-based compensation expense	—	—	464,470	—	—	464,470
Tax benefit on stock plans	—	—	98,210	—	—	98,210
Net income	—	—	—	2,001,974	—	2,001,974
Cumulative translation adjustment	—	—	—	—	(37,263)	(37,263)

Balance, December 31, 2012	5,517,966	$551,797	$3,738,968	$30,217,977	$(627,294)	$33,881,448

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net income	$2,001,974	$5,450,918	$4,518,384
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	464,670	388,904	261,859
Change in fair value of derivative instrument	(209,370)	—	—
(Gain) loss on disposition of long-term assets	(52,024)	7,029	11,627
Depreciation and amortization	1,949,782	616,451	544,341
Deferred income taxes	(549,049)	(173,311)	(234,390)
Excess tax benefit from employee stock plans	(98,210)	(208,067)	(101,830)
Changes in operating assets and liabilities net of effects from purchase of Dansensor:
Trade accounts receivable	(3,125,064)	967,666	(1,158,951)
Other receivables	297,177	349,008	(356,793)
Inventories	1,047,460	(356,138)	72,314
Prepaid income taxes	(158,081)	159,341	22,680
Prepaid expenses	(271,079)	(97,577)	(61,135)
Accounts payable	693,916	63,000	609,985
Compensation and related expenses	(269,619)	226,124	632,832
Other accrued expenses	(24,624)	74,854	167,022
Accrued product warranties	(55,160)	(10,000)	12,207
Accrued income taxes	(365,304)	513,614	147,113
Deferred revenue	(756,277)	133,372	138,506

Net cash provided by operating activities	521,118	8,105,188	5,225,771

Cash flows from investing activities:
Purchases of marketable securities	(365,000)	(5,841,312)	(4,897,036)
Proceeds from maturities of marketable securities	4,763,333	1,182,707	4,389,594
Purchases of property, plant and equipment	(1,637,653)	(882,061)	(1,645,628)
Cash paid for investment in affiliated company	—	—	(3,633,909)
Payment for purchase of Dansensor, net of cash acquired	(12,764,429)	—	—
Proceeds from sale of property and equipment	171,917	713	7,590
Cash paid for patent and trademark registrations	(255,916)	(230,163)	(120,659)
Other	(3,104)	(2,769)	(3,521)

Net cash used in investing activities	(10,090,852)	(5,772,885)	(5,903,569)

Cash flows from financing activities:
Proceeds from the revolving line of credit	7,452,850	—	—
Payments on the revolving line of credit	(2,200,000)	—	—
Proceeds from term note payable	3,500,000	—	—
Payments on term note payable and seller financed note payable	(3,550,768)	—	—
Payment of debt issuance costs	(45,118)	—	—
Proceeds from the exercise of stock options	421,680	1,260,598	454,124
Excess tax benefit from employee stock plans	98,210	208,067	101,830
Dividends paid	(2,271,896)	(2,104,739)	(1,952,872)

Net cash provided by (used in) financing activities	3,404,958	(636,074)	(1,396,918)

Effect of exchange rate changes on cash and cash equivalents	154,346	(225,631)	(363,163)
Net increase (decrease) in cash and cash equivalents	(6,010,430)	1,470,598	(2,437,879)
Cash and cash equivalents:
Beginning of year	8,425,846	6,955,248	9,393,127

End of year	$2,415,416	$8,425,846	$6,955,248

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,586,154	$2,371,164	$2,009,582
Cash paid during the year for interest	$261,211	$7,191	$—
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$579,386	$543,881	$500,235
Purchases of fixed assets and intangibles in accounts payable	$188,800	$923	$28,162
Assets acquired under capital lease	$57,379	$—	$—
Seller financed note payable for the acquisition of Dansensor	$6,484,413	$—	$—
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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies

        MOCON Inc. and its subsidiaries (collectively, the Company), develops, manufacturers and markets measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world. The Company's recent acquisition of Dansensor A/S (Dansensor) expands the Company's offerings into the Modified Atmosphere Packaging (MAP) market world-wide. MAP technology enables food packagers in a variety of food service industries to provide an extended shelf life by altering the gas mixture within the packaged environment resulting in the elimination of chemical preservatives or stabilizers.

        The Company reports its operating segments in accordance with accounting standards codified in ASC 280, Segment Reporting. During the third quarter 2012, the Company increased the number of reporting segments from one to three to reflect the integration of Dansensor's operations. These are classified as Permeation Products and Services ("Permeation"), Package Testing Products and Services ("Package Testing"), and Industrial Analyzer Products and Services and Other ("Industrial Analyzers and Other") for financial reporting purposes.

        On April 2, 2012, the Company acquired all of the outstanding shares of Dansensor, a Danish company. Dansensor designs, manufactures, sells, and services quality control and assurance equipment for businesses that utilize modified atmosphere packaging. Dansensor also offers a complete range of gas mixers, analyzers, and leak detection equipment and sells its products world-wide. The acquisition significantly expands the Company's presence in Europe and particularly in MAP technology, a growing world-wide market. All of the assets and liabilities of Dansensor were recorded at their respective fair values and the Company's consolidated results of operations as of December 31, 2012 include Dansensor's operating results from April 2, 2012 through December 31, 2012. See additional disclosure regarding the business acquisition and pro forma operating results provided in Note 2.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

  (c)
  Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of short-term investments which are readily convertible to cash.

  (d)
  Marketable Securities

          Marketable securities at December 31, 2012 and 2011 consist of municipal bonds and certificates of deposit. The Company classifies its marketable securities as held-to-maturity due to its ability and intent to hold these securities until maturity or the call date as the case may be. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost, that is deemed other than temporary, is charged to income, resulting in the establishment of a new cost basis for the security.

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

  (g)
  Property, Plant and Equipment

          Property, plant and equipment are carried at cost. Depreciation and amortization are typically computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred and significant renewals and betterments are capitalized. The present value of capital lease obligations are classified as long-term debt and the related assets are included in property, plant and equipment. Amortization of equipment under capital leases is included in depreciation expense.

  (h)
  Goodwill and Other Intangible Assets

          As of December 31, 2012 and 2011, the Company had recorded goodwill, which represents the excess of the purchase price over the fair value of assets acquired, of $8.7 million and $3.1 million, respectively. The Company tests goodwill at least annually for impairment. Approximately $5.6 million of goodwill resulting from the Dansensor acquisition recorded is within the Company's

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

  Package Testing segment. The Company completed its annual impairment tests of goodwill and concluded that no impairment existed as of December 31, 2012.

          Intangible assets consist of developed technology, patents, trademarks and other intangibles. Developed technology, patents, trademarks and other intangibles are carried at cost less accumulated amortization. Costs incurred in connection with applications for new patents are deferred until a final determination, with respect to the application, is made by appropriate regulatory agencies. Costs of patents abandoned are charged to income in the period of abandonment. Patent costs are amortized over the lesser of 17 years or their estimated useful lives using the straight-line method. Trademarks, trade names and other intangibles are amortized over three to five years.

  (i)
  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

          The Company reviews its long-lived assets and certain identifiable intangibles for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

  (k)
  Derivative Financial Instruments

          During 2012, the Company entered into a foreign currency contract to mitigate the currency risk on its third party seller financed note payable. The derivative contract contains credit risk to the extent that the Company's bank counterparty may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in the contracts.

          The Company does not use derivatives for speculative or trading purposes. The Company has elected not to apply the hedge accounting guidance under the applicable authoritative guidance. As a result, gains or losses related to mark-to-market adjustments on the foreign currency contract are recognized as other income or expense in the income statement during the period in which the instrument is outstanding. The fair value of the foreign currency contract represented the amount we would have received or paid to terminate the contract at the reporting date and was recorded in other current assets or liabilities depending on whether the net amount was a gain or a loss.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

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

  (m)
  Use of Estimates

          The preparation of the consolidated financial statements, in accordance with generally accepted principles in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property, valuation of plant and equipment, valuation of goodwill and intangible assets, valuation of derivatives, inventory reserves, allowance for doubtful accounts, uncertain tax positions and warranty reserves. Actual results could differ from those estimates.

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

  (o)
  Fair Value of Financial Instruments

          The Company's financial instruments are recorded in its consolidated balance sheets. The carrying amount for cash and cash equivalents, accounts receivable, revolving lines of credit, accounts payable and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of the Company's term note payable and seller financed secured note payable at December 31, 2012 approximates the carrying value

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

  due to the proximity of the date at which the Company executed the agreements and period end. The fair values of investments in marketable securities are based on quoted market prices and are summarized in Note 3. See Note 14 for fair value disclosure of the investment in Luxcel and Note 17 for fair value disclosure of derivative instruments.

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

  (q)
  Advertising Costs

          The Company incurs advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was approximately $817,000, $567,000 and $450,000 in 2012, 2011 and 2010, respectively.

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

  (t)
  Stock-Based Compensation

          Under ASC 718, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards. Under the provisions of ASC 718, the Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(1) Summary of Significant Accounting Policies (Continued)

  recognition of compensation cost for only those shares expected to vest. See Note 10 for additional information on stock-based compensation.

  (u)
  Recently Adopted Accounting Guidance

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

(2) Business Acquisition

        On April 2, 2012, the Company purchased all of the issued and outstanding shares of Dansensor pursuant to a Share Purchase Agreement (SPA) which the Company entered into with the former parent company of Dansensor, PBI Holding A/S (PBI Holding) on March 9, 2012. Under the terms of the SPA, the Company acquired Dansensor for approximately $19.2 million, net of cash acquired. Approximately $13.6 million of the purchase price was paid in cash at closing. The balance of the purchase price was paid through the issuance of the Seller Note as is more fully described in Note 16.

        The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired, based on their estimated fair values. The total purchase price was allocated to the net assets acquired based upon their estimated fair values as of the close of business on April 2, 2012 as set forth below.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(2) Business Acquisition (Continued)

        The purchase price allocation for the acquisition is as follows:

Cash and cash equivalents	$832,758
Trade accounts receivable, net	3,348,142
Other receivables	470,135
Inventories	2,943,855
Property, plant and equipment	1,376,296
Other assets	117,464
Intangible assets	12,210,330

Identifiable assets acquired	21,298,980

Accounts payable	744,714
Other accrued expenses	2,533,742
Deferred income tax-current	509,744
Deferred income tax-long-term	3,069,017

Liabilities assumed	6,857,217

Net identifiable assets acquired	14,441,763
Goodwill	5,639,837

Purchase price	$20,081,600

        The allocation of the purchase price resulted in the recognition of the following intangible assets:

	Amount	Weighted Average Life- Years
Trademark/trade name	$3,819,090	20
Developed technology	7,512,670	9
Customer relationships	878,570	9

	$12,210,330

        The fair value of the identified intangible assets was estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The goodwill recognized as a result of the Dansensor acquisition is primarily attributable to the value of the workforce, corporate synergies, as well as unidentifiable intangible assets.

        None of the goodwill recognized is expected to be deductible for income tax purposes. The useful life of the intangible assets for amortization purposes was determined based on management's best estimate of the expected cash flows used to measure the fair value of the intangible assets, adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(2) Business Acquisition (Continued)

        The actual Dansensor net sales and net loss, which is defined as gross profit less costs of operations such as selling, general and administrative and research and development expenses, less income tax expense and costs related to the acquisition, is included in the Company's consolidated statements of income for the year ended December 31, 2012. Dansensor's actual results of operations for the nine month period April 2, 2012 through December 31, 2012, net of intercompany sales, is disclosed in the table below. The supplemental unaudited pro forma net sales and net income of the combined entity, including U.S. GAAP conversion adjustments, had the acquisition been completed as of the earliest period presented are as follows:

	Net Sales	Net Income (Loss)	Basic Earnings per Share
Dansensor results of operations since acquisition date (April 2, 2012—December 31, 2012)	$12,971,493	$(1,177,354)	$—
Supplemental pro forma combined results of operations:
Three months ended December 31, 2011	15,134,705	1,353,285	0.25
Fiscal year ended December 31, 2012	54,814,162	2,086,563	0.38
Fiscal year ended December 31, 2011	57,605,949	5,519,353	1.03

        Material items included in the supplemental unaudited pro forma disclosures above are as follows:

	Three months Ended December 31, 2011	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Amortization of intangibles	$277,540	$278,338	$1,094,301
Interest expense	79,027	106,237	377,071
Income tax effect of adjustments	(106,970)	(115,373)	(470,839)

	$249,597	$269,202	$1,000,533

        A nonrecurring item related to an inventory fair value adjustment of $865,000 is included in the supplemental unaudited pro forma combined results of operations for the year ended December 31, 2012. The Company has incurred approximately $848,000 in acquisition related costs since inception of the acquisition. Approximately $812,000 of these costs were incurred during the year ended December 31, 2012 and are recorded as selling, general and administrative expenses in the consolidated statements of income as of December 31, 2012.

        These pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(3) Marketable Securities

        The amortized cost and fair value for held-to-maturity securities by major security type at December 31, 2012 and 2011 were as follows:

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-maturity:
Municipal bonds	$2,903,003	$2,908,030	$4,911,346	$4,921,201
Certificates of deposit	2,802,993	2,811,677	5,192,983	5,206,119

	$5,705,996	$5,719,707	$10,104,329	$10,127,320

        The fair value of the marketable securities above was determined using Level 2 inputs as discussed in Note17. There were no gross realized gains or losses for the years ended December 31, 2012, 2011 and 2010.

        Maturities of investment securities at December 31, 2012 and 2011 were as follows:

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$5,495,556	$5,505,095	$4,304,912	$4,316,235
After one year through five years	210,440	214,612	5,799,417	5,811,085

	$5,705,996	$5,719,707	$10,104,329	$10,127,320

(4) Inventories

        The major components of inventories at December 31, 2012 and 2011 were as follows:

	2012	2011
Finished products	$1,554,203	$804,049
Work-in-process	1,599,761	1,652,708
Raw materials	3,191,018	2,023,172

	$6,344,982	$4,479,929

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(5) Property, Plant and Equipment

        Property, plant and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011	Estimated useful lives
Land	$200,000	$200,000	—
Buildings	759,281	759,281	27 years
Machinery and equipment	5,682,609	3,552,316	3 to 10 years
Office equipment	2,880,938	1,278,375	2 to 15 years
Leasehold improvements	2,226,065	1,242,996	1 to 15 years
Vehicles	477,445	288,909	3 to 5 years

Total property, plant and equipment	12,226,338	7,321,877
Less accumulated depreciation	(6,876,028)	(4,147,129)

Net property, plant and equipment	$5,350,310	$3,174,748

        Depreciation of property, plant and equipment was $1,042,606, $530,326 and $453,810 for the years ended December 31, 2012, 2011 and 2010, respectively.

(6) Goodwill and Other Intangible Assets

  Goodwill

        As of December 31, 2012 and 2011, goodwill amounted to $8,729,438 and $3,119,246, respectively. See Note 2 for discussion of the valuation techniques used to assess the fair value of the intangible assets at the acquisition date. The Company tests goodwill for impairment annually at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, Goodwill and Other. The Company completed its annual impairment tests during the fourth quarter 2012 and 2011 and determined there was no impairment.

        During April 2012, the Company acquired Dansensor which resulted in goodwill of approximately $5.6 million (see Note 2). Additionally, during fiscal 2012, the Company reorganized its business which thereby changed the reporting segments. To properly reflect the change in goodwill by reporting segment, goodwill has been allocated to the reporting segments as though the reorganization had occurred at the beginning of the year. The changes in the carrying amount of goodwill for the year ended December 31, 2012 is as follows:

	Package Testing	Permeation	Industrial Analyzers & Other	Total
Balance as of December 31, 2011	$366,655	$2,142,661	$609,930	$3,119,246
Acquisition	5,639,837	—	—	5,639,837
Foreign currency translation	(66,055)	36,410	—	(29,645)

Balance as of December 31, 2012	$5,940,437	$2,179,071	$609,930	$8,729,438

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(6) Goodwill and Other Intangible Assets (Continued)

  Other Intangible Assets

        Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2012
	Cost	Accumulated Amortization	Net
Patents	$1,485,164	$(428,409)	$1,056,755
Trademarks and trade names	4,295,181	(608,861)	3,686,320
Developed technology	7,424,680	(618,723)	6,805,957
Customer relationships	868,280	(72,357)	795,923
Other intangibles	125,118	(88,459)	36,659

	$14,198,423	$(1,816,809)	$12,381,614

	As of December 31, 2011
	Cost	Accumulated Amortization	Net
Patents	$1,283,761	$(447,158)	$836,603
Trademarks and trade names	516,069	(443,136)	72,933
Other intangibles	80,000	(80,000)	—

	$1,879,830	$(970,294)	$909,536

        Amortization expense was $907,176, $86,125 and $90,531 in 2012, 2011 and 2010, respectively.

        Estimated amortization expense for the fiscal years 2013 to 2017, and 2018 and thereafter is $1,186,988, $1,176,564, $1,171,912, $1,155,313, $1,143,822 and $5,946,618, respectively.

(7) Warranty

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(7) Warranty (Continued)

        Warranty provisions and claims for the years ended December 31, 2012, 2011 and 2010 were as follows:

Description	Balance at Beginning of Year	Acquired provision— Dansensor	Warranty Provisions	Warranty Claims	Balance at End of Year
Year ended December 31, 2012:
Allowance for product warranties	$205,506	85,413	374,758	425,056	240,621
Year ended December 31, 2011:
Allowance for product warranties	$217,819	—	227,112	239,425	205,506
Year ended December 31, 2010:
Allowance for product warranties	$209,710	—	305,167	297,058	217,819

(8) Commitments and Contingencies

  (a)
  Leases

        The Company leases its facilities and certain equipment pursuant to operating and capital leases. The facility leases expire at various times through October 2025 and require the Company to pay operating costs, including real estate taxes. Equipment under capital lease consists of service vehicles, net of depreciation totaling approximately $60,000 as of December 31, 2012.

        Rental expense for operating leases, including charges for operating costs, was $1,071,798, $629,405 and $533,828 in 2012, 2011 and 2010, respectively.

        The following is a schedule of future minimum lease payments, excluding charges for operating costs, as of December 31, 2012:

Year Ending December 31:	Operating Leases	Capital Leases
2013	$1,338,804	$13,832
2014	1,026,702	14,719
2015	837,041	15,663
2016	793,375	14,760
2017	795,565	2,892
2018 and thereafter	4,305,562	—

	$9,097,049	61,866

Less amounts representing interest		2,580

Present value of minimum lease commitments		$59,286

  (b) Executive Severance Agreements

        The Company has a severance agreement with six of its executive officers which provides for the payment to the executive of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the executive's current annual salary depending on the reason for termination.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(8) Commitments and Contingencies (Continued)

  (c) Inventory Purchase Obligations

        At December 31, 2012, the Company had approximately $3.79 million of purchase order commitments to suppliers of the Company for delivery of inventory primarily during 2013.

(9) Income Taxes

        Income before income taxes was as follows:

	2012	2011	2010
Income (loss) before income taxes:
Domestic	$3,931,365	$6,405,112	$5,060,452
Foreign	(551,243)	1,798,868	1,402,918

Total	$3,380,122	$8,203,980	$6,463,370

        The provision (benefit) for income taxes consists of the following:

	2012	2011	2010
Current tax expense:
Federal	$1,420,599	$1,934,352	$1,549,506
State	13,437	173,360	175,814
Foreign	354,314	552,292	443,908

Total current expense	1,788,350	2,660,004	2,169,228

Deferred tax expense (benefit):
Federal	(72,727)	97,588	(223,484)
State	(3,542)	4,580	(1,124)
Foreign	(333,933)	(9,110)	366

Total deferred expense (benefit)	(410,202)	93,058	(224,242)

Provision for income taxes	$1,378,148	$2,753,062	$1,944,986

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(9) Income Taxes (Continued)

        The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income for years ended December 31,
	2012	2011	2010
Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	1.2	1.5	1.8
Change in valuation allowance	—	0.6	—
Domestic manufacturing deduction	(3.8)	(2.1)	(2.5)
Capitalized acquisition costs	3.6	—	—
Effect of foreign operations	5.9	(0.7)	(0.5)
Foreign dividend income	(1.5)	—	(2.9)
Tax-exempt interest	(0.4)	(0.2)	(0.2)
Changes in unrecognized tax benefits	(0.3)	0.3	0.6
Stock option compensation	2.5	0.3	0.7
Research credit	—	(1.0)	(1.1)
Other	(0.4)	0.9	0.2

Effective income tax rate	40.8%	33.6%	30.1%

        The effect of foreign operations was unusually high in 2012 due primarily to the impact of losses which were benefitted at rates lower than the U.S. statutory rate.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(9) Income Taxes (Continued)

        The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$34,580	$40,155
Inventory items	371,089	159,547
Reserves and accruals	502,141	542,095
Compensation expense—stock options	177,717	128,045
Foreign tax credit carryover	329,314	279,366
Intangibles	29,734	33,371
Other	319,137	205,769

Subtotal	1,763,712	1,388,348
Less: Valuation allowance	(76,504)	(50,504)

Total deferred tax assets	1,687,208	1,337,844

Deferred tax liabilities:
Fixed assets	(506,478)	(468,887)
Intangibles	(2,808,675)	—

Total deferred tax liabilities	(3,315,153)	(468,887)

Net deferred tax liability	$(1,627,945)	$868,957

        As of December 31, 2012, the Company has determined that establishing a valuation allowance against the deferred tax assets is required since it is more likely than not that the tax benefits of $76,504 from the carry-forward of foreign tax credits and certain foreign net operating losses which will not be realized through generating future foreign source income. However, the Company believes it is more likely than not that the remainder of its deferred tax assets at December 31, 2012 will be realized primarily through generation of future taxable income. During 2011, a capital loss carryforward for which a full valuation allowance was carried, expired. Accordingly, both the deferred tax asset and the related valuation allowance were removed.

        In each of March 2012 and January 2011, the Company's German subsidiary repatriated to the Company 2.5 million euros (approximately $3.3 million) in the form of dividend distributions. As of December 31, 2012, there was approximately $2,200,000 of accumulated undistributed earnings remaining at the subsidiary. No deferred tax liability has been provided on the remaining foreign earnings. If they were remitted to the Company, applicable U.S. Federal and foreign withholding taxes would be offset by available foreign tax credits.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(9) Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011
Balance at January 1	$244,000	$217,000
Additions based on tax positions related to the current year	5,000	77,000
Additions based on tax positions related to the prior year	—	—
Reductions due to closing of statute of limitations	(14,000)	(9,000)
Reductions based on tax positions related to the prior year	(2,000)	(41,000)

Balance at December 31	$233,000	$244,000

        Included in the balance of total unrecognized tax benefits at December 31, 2012 are potential benefits of $174,000 that if recognized would affect the effective tax rate on income before income taxes. The difference between this amount and the corresponding amount of gross unrecognized tax benefits related primarily to the deferred federal benefit for state income tax related amounts.

        The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $33,000 and $34,000 on a gross basis at December 31, 2012 and 2011, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China, France, Germany, Denmark, Italy, Luxembourg, Spain and the Netherlands. With limited exceptions, the Company is no longer subject to income tax examinations by taxing authorities for taxable years before 2009. In July 2011, the Internal Revenue Service completed its examination of our 2009 Federal income tax return. The audit was completed without having a material impact on our provision for income taxes. In early 2013, the State of Minnesota completed its examination of the four years 2008 through 2011 which resulted in an immaterial adjustment.

(10) Stock-Based Compensation

        As of December 31, 2012, the Company has reserved 271,402 shares of common stock for options and other stock-based incentive awards that are still available for grant under the Company's 2006 stock incentive plan, and 838,662 shares for options that have been granted under either the Company's 2006 stock incentive plan or 1998 stock option plan but have not yet been exercised. The Company issues new shares of common stock upon exercise of stock options.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(10) Stock-Based Compensation (Continued)

        Stock-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related stock-based reward. The Company generally provides for the vesting of stock options in equal annual installments over a four-year period commencing on the one-year anniversary of the date of grant, or over a one-year period with one-fourth of the underlying shares vesting at the end of each three-month period following the grant date. Stock-based compensation expense recognized in the consolidated financial statements for 2012, 2011 and 2010 was as shown below:

	Years Ended December 31,
	2012	2011	2010
Total cost of stock-based compensation	$464,470	$388,904	$261,859
Amount of income tax benefit recognized in earnings	(77,009)	(111,882)	(28,646)

Amount charged against net income	$387,461	$277,022	$233,213

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). The Company uses historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. The Company based its estimate of expected volatility for awards granted in 2012, 2011 and 2010 on daily historical trading data of its common stock for a period equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company estimated the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a seven-year contractual term. Forfeitures were based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during 2012, 2011 and 2010 using the Black-Scholes model:

	2012	2011	2010
Dividend yield	2.7%	2.7%	3.3%
Expected volatility	42%	42%	41%
Risk-free interest rate	1.0%	1.1%	2.0%
Expected lives (in years)	5.6	5.6	5.7

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(10) Stock-Based Compensation (Continued)

        Information regarding the Company's stock option plans for 2010, 2011 and 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	937,250	$8.84	4.2	$881,656
Granted	123,600	12.96
Exercised	(134,865)	6.76
Cancelled or expired	(13,423)	8.41

Options outstanding, December 31, 2010	912,562	9.71	4.1	2,962,426
Granted	132,900	16.00
Exercised	(203,801)	8.41
Cancelled or expired	(11,875)	9.08

Options outstanding, December 31, 2011	829,786	11.05	4.1	4,108,291
Granted	128,700	14.40	7.0
Exercised	(108,624)	8.56
Cancelled or expired	(11,200)	14.30

Options outstanding, December 31, 2012	838,662	$11.84	3.9	$2,346,063

Options exercisable, December 31, 2012	628,737	$11.01	3.1	$2,256,812

        The weighted average grant date fair value based on the Black-Scholes model for options granted in 2012, 2011 and 2010 was $4.18, $4.60 and $3.73, respectively. The total intrinsic value of options exercised was $794,345, $1,341,057 and $674,963 during the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic values are based upon the closing price of our common stock on the last day of the respective fiscal year.

        A summary of the status of the Company's unvested option shares as of December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	204,225	$4.00
Options granted	128,700	4.18
Options cancelled	(10,050)	4.26
Options vested	(112,950)	4.11

Unvested at December 31, 2012	209,925	$4.04

        As of December 31, 2012, there was $847,922 of total unrecognized compensation cost related to unvested stock-based compensation granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of option shares vested during the years 2012, 2011 and 2010 was $464,470, $388,904 and $261,860, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(10) Stock-Based Compensation (Continued)

        In 2012, the Company introduced a Direct Stock Purchase Plan (DSPP) which allows employees to purchase shares of the Company's common stock directly through payroll withholding. Employees buy stock through the plan at market prices on the date of purchase and are not required to pay a fee for the transaction. The plan also allows non-employees to purchase shares electronically or through the mail with no brokerage commission. The plan has a dividend reinvestment feature which is optional for all shareholders. There are no shares that are solely authorized to be issued from the DSPP, as all shares are purchased from the open market.

(11) Other Income

        Other income, net for 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
Interest income	$83,416	$117,680	$84,199
Interest expense	(308,389)	—	—
Foreign currency exchange gain (loss)	242,564	(37,276)	542,108
Other	2,921	(805)	2,605

Total other income	$20,512	$79,599	$628,912

(12) Net Income per Common Share

        The following table presents a reconciliation of the denominators used in the computation of net income per common share—basic and net income per common share—diluted for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Weighted shares of common stock outstanding—basic	5,477,131	5,342,900	5,208,873
Dilutive impact of share-based awards	194,281	229,746	155,380

Weighted shares of common stock outstanding—diluted	5,671,412	5,572,646	5,364,253

        Outstanding stock options totaling 125,400 for the year ended December 31, 2012 and 251,687 options at December 31, 2010 were excluded from the net income per share calculation because the shares would be anti-dilutive. At December 31, 2011, there were no outstanding stock options that were deemed to be anti-dilutive because the market value of the Company's common stock was equal to, or greater than, the exercise price of the currently outstanding options.

(13) Savings and Retirement Plan

        The Company has a 401(k) Savings and Retirement Plan covering its U.S. employees and several defined contribution pension plans covering certain employees outside of the U.S. The Company provides matching contributions in accordance with these plans. The Company's contributions to these plans in 2012, 2011 and 2010 were approximately $796,000, $218,000 and $197,000, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(14) Investment in Affiliated Company

        In January 2010, the Company acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland. The investment of €2.5 million (approximately $3.6 million) amounted to a 16.9% equity interest in Luxcel. The Company has evaluated the cost versus equity method of accounting for its investment in Luxcel and determined that it does not have the ability to exercise significant influence over the operating and financial policies of Luxcel and, therefore, accounts for its investment on a cost basis. The Company elected not to exercise the warrants to purchase an additional 375,000 shares of Luxcel's common stock by the January, 2013 deadline. This decision was based on management's evaluation of the cash needs throughout the entire Company.

        Luxcel has developed phosphorescence-based sensors that enable rapid, high-throughput screening and detection of bacterial contamination of food samples, non-invasive analysis of gas in food, beverage and pharmaceutical packaging, and one of the most specific measures of drug toxicity and metabolism within pharmaceutical research and development.

        The investment in Luxcel is carried on our consolidated balance sheet at the original purchase price, adjusted for currency fluctuations. The Company believes that it is not feasible to readily estimate the fair value of its investment in Luxcel. Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of its products in the marketplace, and obtain regulatory approvals. The Company performed its review of Luxcel at December 31, 2012 and determined that no triggering events had occurred which would indicate that there would be an other-than-temporary impairment of our investment. Luxcel has provided reimbursement for certain research and development costs incurred by the Company in the amounts of approximately $0, $175,000 and $165,000 in 2012, 2011 and 2010, respectively, which have been reflected in the Consolidated Statements of Income as a reduction of research and development expenses.

        As part of the relationship with Luxcel, we purchase sensors which accompany our instruments for sale to an end user and are required to pay a royalty to Luxcel on the sale of such instruments.

(15) Derivative Instrument

        As of December 31, 2012, the Company has one foreign currency contract outstanding with a notional amount of 20.7 million Danish krone (DKK) or $3.7 million. The foreign currency contract was purchased to economically hedge the foreign currency fluctuation from the remeasurement of the third party seller financed note payable (Seller Note) which is denominated in DKK (Note 16). The foreign currency contract has various settlement dates that coincide with the Company's Seller Note payment schedule. The term of the foreign currency contract coincides with the maturity of the Seller Note which is April 2, 2015. The fair value of the contract resulted in an asset of approximately $209,000 at December 31, 2012. The change in the fair value of the contract totaling $209,000 for the year ended December 31, 2012 was recognized in other income, the current portion of the receivable is recorded in other receivables, and the long-term portion is recorded in other assets as of December 31, 2012. We had one foreign currency contract outstanding as of December 31, 2010 of which approximately $250,000 was recognized in other income for the year ended December 31, 2010.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(16) Debt

        Long-term notes payable consists of the following:

	December 31, 2012	December 31, 2011
Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $72,917 plus interest through March 28, 2016, collateralized by all the assets of the Company except Dansensor stock.	$2,916,664	$—
Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual principal and interest payments totaling $891,000 beginning October 2, 2012 through April 2, 2015, collateralized by 65% of the outstanding stock of Dansensor.	3,517,067	—
Capital leases (Note 8)	59,286	—

Total long-term notes payable	$6,493,017	$—
Less current portion of long-term notes payable	2,566,154	—

Total long-term notes payable	$3,926,863	$—

        The Company has a $5.0 million secured revolving line of credit with a maturity date of March 28, 2016. Interest is charged monthly at one-month LIBOR plus 1.75 basis points which totaled 2.00% at December 31, 2012. The line of credit is secured by the assets of the Company with the exception of the Dansensor stock. The Company had $4,675,000 outstanding on the line of credit at December 31, 2012. Additionally, Dansensor has a DKK 10,000,000 (approximately $1.7 million) available line of credit of which $652,000 was outstanding as of December 31, 2012. Outstanding borrowings are charged interest at 4.35% per year.

        The Company is subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases.

        On June 28, 2012, the Company entered into the first amendment to the Seller Note (the Amendment). The Amendment called for two prepayments of DKK 6,500,000 (approximately $1.1 million) each, which were paid on June 29, 2012 and July 30, 2012. As a result of the prepayments, the maturity date of the Seller Note was revised to April 2, 2015 and the collateral securing the repayment of the Seller Note was changed from 100% to 65% of the common stock of Dansensor.

        The carrying value of the Seller Note is adjusted for foreign currency translation at each reporting period and the change in value is included in other income in the consolidated statements of income.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(16) Debt (Continued)

        As of December 31, 2012, the future minimum principal payments of the long-term notes payable for each fiscal year thereafter is as follows:

2013	$2,566,154
2014	2,625,561
2015	992,734
2016	305,797
2017	2,771

Total	$6,493,017

(17) Fair Value Measurements

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

        The following table provides information on those assets that are measured at fair value on a recurring basis as of December 31, 2012:

		Fair Value Measurements at the end of the Reporting Period Using
Assets:	Carrying value	Significant Other Observable Inputs (Level 2)
Foreign currency contract	$209,370	$209,370

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(17) Fair Value Measurements (Continued)

        The fair value of the foreign currency contract is determined based on observable market transactions of spot currency rates and forward currency prices. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, revolving lines of credit and current maturities of notes payable approximate fair value. The carrying value of long-term debt approximates fair value based on the proximity of the date at which the Company executed the agreements and period end. See Note 3 for additional information on the fair value of the Company's marketable securities.

(18) Business Segments

        As a result of the acquisition of Dansensor, the chief operating decision maker (the Company's President and CEO) has restructured the operations of the Company beginning in the third quarter of 2012. In prior reporting periods the Company had three operating segments and one reportable segment, whereas the Company now has four operating segments, structured by differences in products and services, that are regularly reviewed by the Company's chief operating decision maker to make decisions about allocating resources and assessing segment performance. The segment performance is evaluated at segment operating income which is defined as gross profit less selling, general and administrative expenses and research and development expenses. General corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of segment gross margin. The Company's four operating segments have been aggregated into three reportable segments based on the authoritative guidance. The Company aggregated its Other Products and Services operating segment into the Industrial Analyzer Products and Services segment based on minimal business activity and materiality.

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

        The accounting policies of the reportable segments are the same as those described in Note 1. There were no intersegment sales for the years ended December 31, 2012, 2011 and 2010. The financial information provided for the Package Testing segment for the year ended December 31, 2012 includes a nonrecurring adjustment of $865,000 related to an inventory fair value purchase accounting adjustment and also includes nonrecurring acquisition related costs of approximately $812,000.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(18) Business Segments (Continued)

        Segment information for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Package Testing	Permeation	Industrial Analyzers and Other	Unallocated— Corporate	Consolidated
December 31, 2012
Sales	$19,682,513	$21,235,611	$9,022,401	$—	$49,940,525
Gross profit	8,450,145	13,682,530	5,201,242	—	27,333,917
Income before income taxes	(1,501,182)	4,369,845	511,459	—	3,380,122
Capital expenditures	800,553	842,957	221,695	—	1,865,205
Depreciation and amortization	1,432,638	401,577	115,567	—	1,949,782
Interest expense	308,389	—	—	—	308,389
Intangible assets, net	11,314,783	994,001	72,830	—	12,381,614
December 31, 2011
Sales	$4,713,270	$25,303,120	$7,344,477	$—	$37,360,867
Gross profit	2,021,484	17,389,010	4,057,803	—	23,468,297
Income before income taxes	873,092	7,726,113	(395,225)	—	8,203,980
Capital expenditures	61,048	699,392	122,544	—	882,984
Depreciation and amortization	47,353	474,044	95,054	—	616,451
Interest expense	—	—	—	—	—
Intangible assets, net	86,484	744,465	78,587	—	909,536
December 31, 2010
Sales	$3,845,341	$21,203,559	$6,499,729	$—	$31,548,629
Gross profit	1,778,899	14,214,618	3,171,103	—	19,164,620
Income before income taxes	671,692	5,803,499	(11,821)	—	6,463,370
Capital expenditures	148,012	1,252,348	263,849	—	1,664,209
Depreciation and amortization	44,331	420,985	79,025	—	544,341
Interest expense	—	—	—	—	—
Intangible assets, net	78,988	603,543	83,365	—	765,896
Total assets as of December 31, 2012	$28,798,541	$20,630,686	$4,471,779	$3,318,765	$57,219,771
Total assets as of December 31, 2011	$7,188,806	$25,735,107	$3,552,840	$3,227,758	$39,704,511

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011 and 2010

(18) Business Segments (Continued)

        Property, Plant and Equipment, net of accumulated depreciation, by geographic location as of December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
United States	$3,699,258	$2,896,793	$2,660,156
Foreign countries:
Germany	333,662	277,955	182,799
Denmark	943,507	—	—
Other European countries	373,883	—	—

Total assets foreign countries	1,651,052	277,955	182,799

Consolidated total assets	$5,350,310	$3,174,748	$2,842,955

        The following table summarizes total sales, based upon the country to which sales to external customers were made for fiscal years 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
Domestic sales	$17,973,487	$16,297,487	$13,806,660
Foreign sales:
Europe	18,744,215	8,654,088	7,148,879
Asia	9,591,071	8,237,348	8,482,788
Other	3,631,752	4,171,944	2,110,302

Total foreign sales	31,967,038	21,063,380	17,741,969

Total sales	$49,940,525	$37,360,867	$31,548,629

        The Company's products are marketed outside of North America through various independent representatives. One independent representative accounted for approximately 10% of the consolidated sales in 2010.

 MOCON, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Exhibit No.	Exhibit	Method of Filing
3.1	Restated Articles of Incorporation of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-09273)
3.2	Third Restated Bylaws of MOCON, Inc.	Filed herewith
10.1	Office/Warehouse Lease, dated March 9, 2010, by and between MOCON, Inc. and Minnesota Industrial Properties Limited Partnership	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-09273)
10.2	MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)
10.3	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.4	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)
10.5	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2011 (File No. 000-09273)
10.6	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.7	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)
10.8	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)

Exhibit No.	Exhibit	Method of Filing
10.9	MOCON Inc. Incentive Pay Plan	Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 000-09273)
10.10	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)
10.11	Subscription and Shareholders Agreement dated December 21, 2009 among MOCON, Inc., Luxcel Biosciences, Enterprise Ireland, Glanbia Enterprise Fund, and certain other parties named therein	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 23, 2009 (File No. 000-09273)
10.12	Share Purchase Agreement dated March 9, 2012, by and between MOCON, Inc. and PBI Holding A/S	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 12, 2012 (File No. 000-09273)
10.13	Credit Agreement dated as of March 28, 2012 by and between MOCON, Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)
10.14	Security Agreement: Equipment dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)
10.15	Continuing Security Agreement: Rights to Payment and Inventory dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)
10.16	Vendor Loan Agreement dated as of April 2, 2012 by and among MOCON, Inc., MOCON Denmark Holding ApS and PBI-Holding A/S.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)
10.17	Amendment No. 1 to the Vendor Loan Agreement dated June 28, 2012, by and between MOCON, Inc. and PBI Holding A/S	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-09273)
10.18	Amendment No. 1 to the Share Pledge Agreement dated June 28, 2012 by and between MOCON Denmark Holding ApS and PBI Holding A/S	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-09273)
10.19	Offer Letter between MOCON, Inc. and Don DeMorett	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2013 (File No. 000-09273)

Exhibit No.	Exhibit	Method of Filing
10.20	Description of Non-Employee Director Compensation Arrangements	Filed herewith
10.21	Description of Executive Officer Compensation Arrangements	Filed herewith
21.1	Subsidiaries of MOCON, Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Furnished herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

Financial Statement Schedule:

II—Valuation and Qualifying Accounts

        All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2012:
Allowance for doubtful accounts and sales returns	$150,921	257,310	104,392	303,839
Year ended December 31, 2011:
Allowance for doubtful accounts and sales returns	$183,291	16,653	49,023	150,921
Year ended December 31, 2010:
Allowance for doubtful accounts and sales returns	$162,315	102,860	81,884	183,291

S-1