Form 10-Q
period 2013-03-31
MOCON INC
filed 2013-05-10
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013

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

As of April 30, 2013, the Company had 5,531,116 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2013

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$3,476,957	$2,415,416
Marketable securities, current	3,502,410	5,495,556
Trade accounts receivable, less allowance for doubtful accounts of $182,381 in 2013 and $303,839 in 2012	10,599,741	10,407,649
Other receivables	95,330	244,081
Inventories	6,246,788	6,344,982
Prepaid income taxes	427,715	279,964
Prepaid expenses, other	923,540	799,124
Deferred income taxes	926,081	926,081
Total current assets	26,198,562	26,912,853

Marketable securities, noncurrent	—	210,440
Property, plant and equipment, net of accumulated depreciation of $6,972,360 in 2013 and $6,876,028 in 2012	5,727,175	5,350,310
Goodwill	8,504,968	8,729,438
Investment in affiliated company	3,204,001	3,303,750
Intangible assets, net	11,984,052	12,381,614
Other assets	250,108	308,996
Deferred income taxes	116,897	22,370

TOTAL ASSETS	$55,985,763	$57,219,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term notes payable	$2,511,471	$2,566,154
Revolving lines of credit	4,581,459	5,327,515
Accounts payable	3,129,997	2,893,225
Compensation and related expenses	3,058,516	3,510,272
Other accrued expenses	862,017	868,199
Accrued product warranties	245,269	240,621
Accrued income taxes	223,798	36,139
Dividends payable	608,038	579,386
Deferred revenue	778,249	472,185
Total current liabilities	15,998,814	16,493,696

Notes payable	3,650,617	3,926,863
Obligations to former employees	73,823	76,161
Deferred income taxes	2,404,610	2,576,396
Accrued income taxes	290,203	265,207
Total noncurrent liabilities	6,419,253	6,844,627
Total liabilities	22,418,067	23,338,323

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2013 and 2012	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,527,616 shares in 2013 and 5,517,966 shares in 2012	552,762	551,797
Additional paid-in capital	3,975,025	3,738,968
Retained earnings	30,476,398	30,217,977
Accumulated other comprehensive loss	(1,436,489)	(627,294)
Total stockholders’ equity	33,567,696	33,881,448

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,985,763	$57,219,771

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Sales:
Products	$13,741,581	$8,516,337
Consulting services	705,597	666,994
Total sales	14,447,178	9,183,331

Cost of sales:
Products	6,007,901	2,994,877
Consulting services	461,775	379,370
Total cost of sales	6,469,676	3,374,247

Gross profit	7,977,502	5,809,084

Selling, general and administrative expenses	5,603,405	3,777,673

Research and development expenses	1,118,750	733,539

Operating income	1,255,347	1,297,872

Other income (expense), net	(104,379)	17,508

Income before income taxes	1,150,968	1,315,380

Income tax expense	284,367	494,707

Net income	$866,601	$820,673

Net income per common share:
Basic	$0.16	$0.15
Diluted	$0.15	$0.14

Weighted average common shares outstanding:
Basic	5,521,183	5,450,173
Diluted	5,676,943	5,691,783

Cash dividends declared per common share	$0.11	$0.105

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$866,601	$820,673

Other comprehensive income (loss):
Cumulative translation adjustment	(809,195)	274,249

Comprehensive income	$57,406	$1,094,922

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$866,601	$820,673
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	132,108	123,537
Change in fair value of derivative instrument	107,266	—
(Gain) loss on disposition of long-term assets	3,700	(37,440)
Depreciation and amortization	558,783	166,400
Deferred income taxes	(190,623)	31,211
Excess tax benefit from employee stock plans	(2,224)	(43,945)
Changes in operating assets and liabilities:
Trade accounts receivable, net	195,343	(284,097)
Other receivables	96,929	(2,389)
Inventories	26,789	(109,598)
Prepaid income taxes	(152,763)	(78,233)
Prepaid expenses, other	(129,855)	(262,032)
Accounts payable	(909,326)	547,874
Compensation and related expenses	(395,795)	(739,583)
Other accrued expenses	5,587	5,266
Accrued product warranties	7,977	(26,894)
Accrued income taxes	221,694	54,737
Deferred revenue	313,188	(367,190)
Net cash provided by (used in) operating activities	755,379	(201,703)

Cash flows from investing activities:
Purchases of marketable securities	—	(365,000)
Proceeds from maturities of marketable securities	2,203,586	1,473,804
Purchases of property, plant and equipment	(58,769)	(617,238)
Proceeds from sale of property and equipment	—	82,266
Cash paid for patents and other intangible assets	(178,462)	(190,819)
Other	(753)	(826)
Net cash provided by investing activities	1,965,602	382,187

Cash flows from financing activities:
Proceeds from the revolving lines of credit	1,008,389	4,000,000
Payments on the revolving lines of credit	(1,725,000)	—
Proceeds from term note payable	—	3,500,000
Payments on notes payable and seller financed note payable	(222,555)	—
Proceeds from the exercise of stock options	102,690	267,213
Excess tax benefit from employee stock plans	2,224	43,945
Dividends paid	(579,534)	(544,156)
Net cash provided by (used in) financing activities	(1,413,786)	7,267,002

Effect of exchange rate changes on cash and cash equivalents	(245,654)	109,558

Net increase in cash and cash equivalents	1,061,541	7,557,044

Cash and cash equivalents:
Beginning of period	2,415,416	8,425,846
End of period	$3,476,957	$15,982,890

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$382,136	$486,992
Cash paid during the period for interest	$63,735	$—

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$608,038	$574,654
Purchases of fixed assets and intangibles in accounts payable	$343,486	$156,383

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2013

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2013, the condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at March 31, 2013, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the Securities and Exchange Commission.

MOCON Inc. and its subsidiaries (collectively, the Company), develops, manufacturers and markets measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, environmental, air quality monitoring, oil and gas exploration and other industries throughout the world.  The Company’s acquisition of Dansensor A/S (Dansensor) in 2012 expanded the Company’s offerings into the Modified Atmosphere Packaging (MAP) market world-wide.  MAP technology enables food packagers in a variety of food service industries to produce an extended shelf life by altering the gas mixture within the packaged environment, thereby reducing the need for artificial preservatives.

The Company reports its operating segments in accordance with accounting standards codified in ASC 280, Segment Reporting.  During fiscal 2012, the Company increased the number of reporting segments from one to three to reflect the integration of Dansensor’s operations.  These are classified as Permeation Products and Services (“Permeation”), Package Testing Products and Services (“Package Testing”), and Industrial Analyzer Products and Services and Other (“Industrial Analyzers and Other”) for financial reporting purposes.

During the second quarter of fiscal 2012, the Company acquired all of the issued and outstanding shares of Dansensor, a Danish company. Dansensor designs, manufactures, sells, and services quality control and assurance equipment for businesses that utilize modified atmosphere or sealed packaging.  Dansensor also offers a complete range of gas mixers, analyzers, and leak detection equipment and sells its products world-wide. The acquisition significantly expands the Company’s presence in Europe and particularly in MAP technology, a growing world-wide market.  All of the assets and liabilities of Dansensor were recorded in the condensed consolidated balance sheets at their respective fair values on the date of acquisition.  See additional disclosure regarding the business acquisition and pro forma operating results provided in Note 2.

Principles of Consolidation

The consolidated financial statements include the accounts of MOCON, Inc. and its wholly-owned subsidiaries (collectively the Company).  All material intercompany balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

Offsetting Assets and Liabilities Disclosures

On January 1, 2013, the Company adopted the FASB issued updated accounting guidance on disclosures about offsetting assets and liabilities.  This update adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements.  Adoption of this guidance did not have an impact on our consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

On January 1, 2013, the Company adopted the FASB issued disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies will be required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of income where net income is presented on either the face of the financial statements or within the footnotes.  The provisions of the guidance are to be applied prospectively for reporting periods beginning after December 15, 2012. The Company has elected to disclose the reclassification in the notes to the financial statements, see Note 7.  Adoption of this guidance did not have an impact on our consolidated financial statements.

Note 2 — Business Acquisition

On April 2, 2012, the Company acquired all of the issued and outstanding shares of Dansensor pursuant to a Share Purchase Agreement (SPA).  Under the terms of the SPA, the Company acquired Dansensor for approximately $19.2 million, net of cash acquired.  Approximately $13.6 million of the purchase price was paid in cash at closing and the remainder of the purchase price was paid through the issuance of the Seller Note as is more fully described in Note 10.

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

The supplemental unaudited pro forma net sales and net income of the combined entity, including U.S. GAAP conversion adjustments, had the acquisition been completed as of the earliest period presented are as follows:

	Net Sales	Net Income	Basic Earnings per Share

Supplemental pro forma combined results of operations:
Three-month period ended March 31, 2012	$14,056,968	$905,262	$0.17

Material items included in the supplemental unaudited pro forma disclosures above are as follows:

Three Months Ended March 31, 2012
Amortization of intangibles	$278,338
Interest expense	106,237
Income tax effect of adjustments	(115,373)
$269,202

The Company incurred a total of approximately $848,000 in acquisition related costs, all of which were recognized during fiscal years 2011 and 2012.

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

Note 3 — Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Finished products	$1,409,115	$1,554,203
Work-in-process	1,594,900	1,599,761
Raw materials	3,242,773	3,191,018
	$6,246,788	$6,344,982

Note 4 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Weighted shares of common stock outstanding — basic	5,521,183	5,450,173
Dilutive impact of share-based awards	155,760	241,610
Weighted shares of common stock outstanding — diluted	5,676,943	5,691,783

Outstanding stock options totaling 251,300 for the three-month period ended March 31, 2013 were excluded from the net income per common share calculation because the shares would be anti-dilutive.  There were no anti-dilutive stock options at March 31, 2012.

Note 5 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2013 are as follows:

	Package		Industrial
	Testing	Permeation	Analyzers & Other	Total

Balance as of December 31, 2012	$5,940,437	$2,179,071	$609,930	$8,729,438
Foreign currency translation	(169,857)	(54,613)	—	(224,470)
Balance as of March 31, 2013	$5,770,580	$2,124,458	$609,930	$8,504,968

The Company tests goodwill for impairment annually at the reporting unit level using a fair value approach. The Company will perform its annual impairment test for goodwill in the fourth quarter.

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2013
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,536,006	$(439,474)	$1,096,532	10 to 17 years
Trademarks and trade names	4,183,678	(656,076)	3,527,602	5 to 20 years
Developed technology	7,198,420	(799,825)	6,398,595	9 years
Customer relationships	841,820	(93,535)	748,285	9 years
Other intangibles	304,318	(91,280)	213,038	7 years
	$14,064,242	$(2,080,190)	$11,984,052

	As of December 31, 2012
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,485,164	$(428,409)	$1,056,755	10 to 17 years
Trademarks and trade names	4,295,181	(608,861)	3,686,320	5 to 20 years
Developed technology	7,424,680	(618,723)	6,805,957	9 years
Customer relationships	868,280	(72,357)	795,923	9 years
Other intangibles	125,118	(88,459)	36,659	3.75 years
	$14,198,423	$(1,816,809)	$12,381,614

Total amortization expense for the three-month periods ended March 31, 2013 and 2012 was $288,754 and $15,842, respectively.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use.  Estimated amortization expense for the remainder of 2013 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of March 31, 2013 is as follows:

Estimated Expense
2013	$864,402
2014	$1,142,733
2015	$1,138,081
2016	$1,121,482
2017	$1,109,991
2018 and thereafter	$5,773,408

Note 6 — Marketable Securities

Marketable securities at March 31, 2013 consisted of municipal bonds and certificates of deposits, and are classified as held-to-maturity due to our ability and intent to hold these securities until maturity or the call date as the case may be.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no other than temporary impairment during three-month periods ended March 31, 2013 and 2012; therefore, no adjustment to the amortized cost basis was made.  Currently, all of the Company’s marketable securities mature within one year.

The fair value of the marketable securities above was determined using Level 2 inputs.  There were no gross realized gains or losses for the three-month periods ended March 31, 2013 and 2012.

The amortized cost and fair value for held-to-maturity securities by major security type at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$2,557,996	$5,499	$—	$2,563,495
Municipal bonds	944,414	3,279	—	947,693
	$3,502,410	$8,778	$—	$3,511,188

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$2,802,993	$8,684	$—	$2,811,677
Municipal bonds	2,903,003	5,057	(30)	2,908,030
	$5,705,996	$13,741	$(30)	$5,719,707

Note 7 — Accumulated Other Comprehensive Loss

Adjustments to accumulated other comprehensive loss consist of the following:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$(627,294)	$(590,031)
Foreign currency translation adjustments	(809,195)	274,249
Amounts reclassified to earnings	—	—
Accumulated other comprehensive loss	$(1,436,489)	$(315,782)

Note 8 — Investment in Affiliated Company

In January 2010, the Company acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland.  The investment of €2.5 million (approximately $3.6 million) amounted to a 16.9% equity interest in Luxcel.  The Company has evaluated the cost versus equity method of accounting for its investment in Luxcel and determined that it does not have the ability to exercise significant influence over the operating and financial policies of Luxcel and, therefore, accounts for its investment on a cost basis.  The investment in Luxcel is carried on our condensed consolidated balance sheets at the original purchase price, adjusted for currency fluctuations.  The Company believes that it is not feasible to readily estimate the fair value of its investment in Luxcel.  Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of its products in the marketplace, and obtain regulatory approvals.

Note 9 — Warranty

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

Warranty provisions and claims for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$240,621	$205,506
Warranty provisions	122,889	35,826
Warranty claims	(118,241)	(61,007)
Ending balance	$245,269	$180,325

Note 10 — Debt

Long-term notes payable consists of the following:

	March 31, 2013	December 31, 2012
Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $72,917 plus interest through March 28, 2016, collateralized by all the assets of the Company except the Dansensor stock.	$2,697,913	$2,916,664

Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual payments of principal and interest totaling $891,000 beginning October 2, 2012 through April 2, 2015, collateralized by 65% of the outstanding stock of Dansensor.	3,409,887	3,517,067

Capital leases	54,288	59,286
Total long-term notes payable	$6,162,088	$6,493,017
Less current portion of long-term notes payable	2,511,471	2,566,154
Total long-term notes payable	$3,650,617	$3,926,863

The Company has a $5.0 million secured revolving line of credit with a maturity date of March 28, 2016.  Interest is charged monthly at one-month LIBOR plus 1.75 basis points which totaled 2.00% at March 31, 2013.  The line of credit is secured by the assets of the Company with the exception of the Dansensor stock.  The Company had $3,650,000 outstanding on the line of credit at March 31, 2013.  Additionally, Dansensor has a DKK 10,000,000 (approximately $1.7 million) available line of credit of which DKK 5,400,000 (approximately $932,000) was outstanding as of March 31, 2013.  Outstanding borrowings are charged interest at 4.35% per year.

The Company is subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases.  As of March 31, 2013, the Company was not in compliance with one of these financial covenants with the Bank which relates to the Bank borrowings totaling approximately $6.3 million.  The Company has obtained a waiver of this violation for the period ended March 31, 2013, and currently expects to be in compliance with such covenant in future periods.

The carrying value of the Seller Note is adjusted for foreign currency translation at each reporting period and the change in value is included in other income (expense) in the condensed consolidated statements of income.

As of March 31, 2013, the future minimum principal payments of the long-term notes payable for the remainder of 2013 and each of the four succeeding fiscal years and thereafter are as follows:

2013	$2,511,471
2014	2,572,614
2015	989,572
2016	87,015
2017	1,416
Total	$6,162,088

Note 11 — Income Taxes

As of March 31, 2013 and December 31, 2012, the liability for gross unrecognized tax benefits was $290,000 and $265,000, respectively.  Changes in gross unrecognized tax benefits during the three-months ended March 31, 2013 consisted of an increase of $16,000 for tax positions taken in the current year as well as an increase of $9,000 due to tax positions taken in 2012 that were not recognizable until the current year.  It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not materially change in the next twelve months.

Note 12 — Stock-Based Compensation

As of March 31, 2013, the Company has reserved 266,302 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 834,112 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised.  The Company issues new shares of common stock upon exercise of stock options.  There were options for an aggregate of 10,000 shares granted in the first three months of 2013.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended March 31,
	2013	2012
Total cost of stock-based compensation	$132,108	$123,537
Amount of income tax benefit recognized in earnings	(22,005)	(32,416)
Amount charged against net income	$110,103	$91,121

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

A summary of the option activity for the first three months of 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	838,662	$11.84	3.9	$2,346,063
Options granted	10,000	$14.16	0.8	$2,400
Options cancelled/expired	(4,900)	$14.11	—
Options exercised	(9,650)	$10.64	—
Outstanding at March 31, 2013	834,112	$11.87	3.7	$2,307,010

Exercisable at March 31, 2013	635,212	$11.10	2.9	$2,221,203

The total intrinsic value of options exercised was $36,706 and $275,770 during the three-month periods ended March 31, 2013 and 2012, respectively.

A summary of the status of our unvested option shares as of March 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	209,925	$4.04
Options granted	10,000	$4.45
Options cancelled	(4,900)	$3.78
Options vested	(16,125)	$4.45
Unvested at March 31, 2013	198,900	$4.03

As of March 31, 2013, there was $741,772 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value of option shares vested during the three-month periods ended March 31, 2013 and 2012 was $71,756 and $65,697.

Note 13 — Derivative Instrument

As of March 31, 2013, the Company has one foreign currency contract outstanding with a notional amount of 20.7 million Danish krone (DKK) or $3.5 million.  The foreign currency contract was purchased to economically hedge the foreign currency fluctuation from the remeasurement of the third party seller financed note payable (Seller Note) which is denominated in DKK (Note 10).  The foreign currency contract has various settlement dates that coincide with the Company’s Seller Note payment schedule.  The term of the foreign currency contract coincides with the maturity of the Seller Note which is April 2, 2015.  The fair value of the contract resulted in an asset of approximately $102,000 at March 31, 2013, as compared to approximately $209,000 at December 31, 2012.  The change in the fair value of the contract totaling approximately $107,000 for the three-month period ended March 31, 2013 was recognized in other expense, the current portion of the receivable is recorded in other receivables, and the long-term portion is recorded in other assets as of March 31, 2013.

Note 14 — Fair Value Measurements

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

The following table provides information on those assets that are measured at fair value on a recurring basis:

		Fair Value Measurements at the end of the Reporting Period Using
Assets	Carrying value	Significant Other Observable Inputs (Level 2)
March 31, 2013:
Foreign currency contract	$102,104	$102,104

December 31, 2012:
Foreign currency contract	$209,370	$209,370

The fair value of the foreign currency contract is determined based on observable market transactions of spot currency rates and forward currency prices. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, revolving lines of credit and current maturities of notes payable approximate fair value due to their short-term maturity.  The fair value of the long-term debt, measured as level 2 financial instruments, is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors. The Company believes the carrying value of the long-term debt approximates fair value.  See Note 6 for additional information on the fair value of the Company’s marketable securities.

Note 15 — Business Segments

As a result of the acquisition of Dansensor during fiscal 2012, the chief operating decision maker (the Company’s President and CEO) restructured the operations of the Company in the third quarter of fiscal 2012.  In prior reporting periods the Company had three operating segments and one reportable segment, whereas the Company now has four operating segments and three reportable segments, structured by differences in products and services, that are regularly reviewed by the Company’s chief operating decision maker to make decisions about allocating resources and assessing segment performance.  The segment performance is evaluated at segment operating income which is defined as gross profit less selling, general and administrative expenses and research and development expenses.  General corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of segment gross margin.  The Company’s four operating segments have been aggregated into three reportable segments based on the authoritative guidance.  The Company aggregated its Other Products and Services operating segment into the Industrial Analyzer Products and Services segment based on minimal business activity and materiality.

The Permeation segment includes instruments and services that measure the rate at which various gases and vapors permeate through a variety of materials.  The Package Testing segment provides customers with the ability to assess package performance, shelf-life, package improvement, cost reduction, sustainability and product safety using Modified Atmosphere Packaging and other technologies.  The Industrial Analyzers and Other segment includes advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, beverage and specialty gas analysis, industrial hygiene and safety, food safety and environmental air monitoring.

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There were no intersegment sales for the three-month periods ended March 31, 2013 and 2012.

Financial information by reportable segment for the three-month periods ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31, 2013		Three months ended March 31, 2012
	Trade Revenue	Segment Operating Income	Trade Revenue	Segment Operating Income
Permeation	$4,877,661	$469,048	$5,755,710	$1,224,092
Package Testing	6,611,632	525,269	1,229,738	148,450
Industrial Analyzers and Other	2,957,885	261,030	2,197,883	(74,670)
Total	$14,447,178	$1,255,347	$9,183,331	$1,297,872

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

We have two primary operating locations in the United States — Minnesota and Colorado — and we have foreign offices and laboratories in Germany, Denmark, France, Italy, Spain and China.  We use a mix of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Europe and China, and we use a network of independent sales representatives to market and service our products and services in most other foreign countries.

Historically, a significant portion of our sales has come from international customers.  The international portion of our consolidated sales has increased from recent historical trends since the acquisition of Dansensor as the principal portion of their sales are to European customers.

Our ongoing plans for growth include continued substantial funding for research and development to drive new product development, together with strategic acquisitions and investments where appropriate.

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

Products and Services

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

Package Testing Products and Services

We manufacture and sell three primary products in this group: headspace analyzers, leak detection equipment and gas mixers.  Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing in modified or controlled atmosphere packaging.  The principal market for these products consists of packagers of foods, beverages and pharmaceuticals.  Our headspace analyzer products include the PAC CHECK®, CheckMateTM and CheckPointTM series of off-line headspace analyzers and the MAP Check 3TM series of on-line analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.  Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages.  We currently manufacture three types of leak detection instruments.  The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray.  The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package.  The third type pulls a vacuum on a package and looks for vacuum or gas flow changes.  The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products.  Our leak detection products include the LeakMatic IITM and LeakPointer IITM series of instruments.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Sales	100.0	100.0
Cost of sales	44.8	36.8
Gross profit	55.2	63.2
Selling, general and administrative expenses	38.8	41.1
Research and development expenses	7.7	8.0
Operating income	8.7	14.1
Other income (expense), net	(0.7)	0.2
Income before income taxes	8.0	14.3
Income tax expense	2.0	5.4
Net income	6.0	8.9

Comparison of Financial Results for the Three-Month Periods Ended March 31, 2013 and 2012

Sales

Sales for the three-month period ended March 31, 2013 were $14,447,000, up 57% compared to $9,183,000 for the same period in 2012.  We experienced significant growth in our Package Testing segment due to the addition of sales from Dansensor, which includes on-line and off-line analyzers, leak detection instruments and gas mixers.  Sales of Dansensor are not included in our first quarter 2012 numbers.  Our consolidated organic sales increased by 2% mainly due to growth in our Industrial Analyzer and Other segment.  The Package Testing segment accounted for 46% of total consolidated sales for the quarter ended March 31, 2013 compared to 13% for the same period in 2012.  The Permeation segment accounted for 34% of consolidated sales for the quarter ended March 31, 2013, and was down 15% from the same period last year as European demand continued to be soft. The Industrial Analyzers and Other segment accounted for 20% of consolidated sales for the current quarter and increased 35% over the same quarter in 2012 as strong shipments to the oil and gas exploration and environmental monitoring markets drove the growth.

Total consolidated sales to foreign customers increased 67% in the current quarter compared to the same quarter last year as Dansensor’s primary markets are in Europe, and domestic sales increased 42% between the two periods.  The domestic growth came primarily from sales of gas chromatographs for oil and gas drilling applications and from improved permeation instrument shipments.  Domestic and foreign sales accounted for 35% and 65%, respectively, of our consolidated first quarter sales in 2013, and 39% and 61% of our consolidated sales, respectively, for the same period in 2012.

The following table summarizes total sales by reporting segments for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Permeation	$4,877,660	$5,755,710
Package Testing	6,611,632	1,229,738
Industrial Analyzers and Other	2,957,886	2,197,883
Total sales	$14,447,178	$9,183,331

The following table sets forth the relationship between various components of domestic and foreign sales for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Domestic sales	$5,055,070	$3,571,950
Foreign sales:
Europe	6,189,908	2,274,515
Asia	2,226,345	2,391,099
Other	975,855	945,767
Total foreign sales	9,392,108	5,611,381
Total sales	$14,447,178	$9,183,331

Permeation Testing Products and Services — Sales in our Permeation segment declined 15% for the three months ended March 31, 2013 compared to the same period in the prior year, and accounted for 34% and 63% of our consolidated first quarter sales in 2013 and 2012, respectively.  Foreign sales comprised 62% of the shipments in this segment in the first quarter 2013, compared to 75% in the same period in the prior year. This decline was most evident in our European markets as economic concerns in many countries have influenced capital equipment purchases. Domestic sales accounted for 38% of the shipments in this segment and increased 32% in the current quarter compared to same period in the prior year.

Package Testing Products and Services — Sales in our Package Testing segment, which accounted for 46% and 13% of our consolidated first quarter sales in 2013 and 2012, respectively, increased by $5.4 million in the first quarter 2013 compared to the same period in 2012.  This group consists of headspace analyzers, leak detection instruments and gas mixers, and includes the total sales of Dansensor, which accounts for the large increase reported in the first quarter 2013 compared to the same period in 2012.  Organic sales in this segment were up 21% in the first quarter 2013 over the prior year.  Sales of our recently upgraded LeakMatic and LeakPointer series of leak detection instruments accounted for a significant portion of the overall sales growth.  We also experienced growth in our online gas analyzer and gas mixer product lines represented by the MAP Check 3 and MAP Mix Provectus instruments, respectively.  Recently, we have realized some sales to Eastern Europe, primarily Russia, as they become more aware of the benefits of MAP technology.

Industrial Analyzer Products and Services and Other — Sales in our Industrial Analyzers and Other segment, which accounted for 20% and 24% of our consolidated first quarter sales in 2013 and 2012, respectively, increased 35% during the first quarter 2013 compared to the same period in 2012.  Sales in this segment are comprised mainly of instruments and service provided by our Baseline subsidiary.  Sales of gas chromatographs to the oil and gas exploration and environmental monitoring markets, as well as sales of OEM sensors and detectors for worker safety applications, accounted for the majority of the increase.

Gross Profit

The consolidated gross profit margin was 55% for the first quarter ended March 31, 2013 compared to 63% in the same period in 2012.  The decrease in the first quarter 2013 is primarily due to lower sales of permeation instruments which carry a higher margin and amortization of intangible assets of approximately $201,000 related to the acquisition of Dansensor.  The margins in the Permeation segment were lower in the current quarter as a result of lower sales volume as well as some select customer discounts.  The margins in the Package Testing segment improved slightly in the current period primarily due to the integration of the traditional leak detection and headspace analysis products with the MAP product line from Dansensor.  This resulted in the elimination of some of the slower moving, lower volume instruments from the overall product line.

The overall gross profit margin varies from quarter to quarter depending on product mix and other factors.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $5,603,000, or 39% of consolidated sales, in the three-month period ended March 31, 2013, compared to $3,778,000, or 41% of consolidated sales, in the same period of 2012.  The increase in the current quarter was primarily related to the SG&A expenses of Dansensor totaling $1,698,000 being included in our financial results for 2013.  The remainder of the increase of $127,000 or 3% relates primarily to domestic representative commissions due to increased Industrial Analyzer sales and a 5% increase in employee headcount.

Research and Development Expenses

Research and development (R&D) expenses were $1,119,000 in the first quarter 2013, compared to $734,000 in the same period of 2012.  The current period expense is higher than the previous year due primarily to the R&D expenses of Dansensor, which totaled $342,000 being included in our financial results for 2013.  The remainder of the increase of $43,000 is within our planned level of spending which we project to be between 6% to 8% of sales each year.

Other Income (Expense)

Other income (expense) for the three-month periods ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Interest income	$3,814	$31,119
Foreign currency exchange loss	(20,374)	(11,088)
Interest expense	(89,700)	—
Other	1,881	(2,523)
	$(104,379)	$17,508

The year-to-date amount in foreign currency exchange loss was primarily related to revaluing the foreign currency forward contract and Seller Note to fair value at March 31, 2013.

Income Tax Expense

Our provision for income tax expense was 24.7% and 37.6% of income before income taxes for the first quarters ended March 31, 2013 and 2012, respectively.  The rate in the first quarter 2013 was positively impacted by tax law changes related to research and development credits.  These tax law changes became effective in the first quarter 2013 such that the benefits are recorded in this quarter.  Additionally, the effective rate on Dansensor’s income is lower than our historical effective rate due to lower statutory rates in the jurisdictions in which it operates.

The 2012 provision was higher than normal due primarily to the non-deductibility of certain expenses incurred in relation to the acquisition of Dansensor.  In addition, the projected credit for research and development was not factored into the calculation because Congress had not yet extended the credit for 2012.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2013 to increase somewhat from the rate noted above.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $867,000 in the first quarter 2013, compared to $821,000 in the first quarter 2012.  Diluted net income per share was $0.15 and $0.14 in the first quarters of 2013 and 2012, respectively.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities decreased $1,142,000 to $6,979,000 during the three-month period ended March 31, 2013, compared to $8,121,000 at December 31, 2012.  Included in the March 31, 2013 total, there was $2,900,000 held outside of the United States.  The year-to-date decrease in cash, cash equivalents and marketable securities was primarily due to net paydowns on our revolving lines of credit and term debt totaling $939,000 and dividend payments of $580,000.  At March 31, 2013, we had $4.6 million outstanding on the revolving lines of credit.  The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46% per annum.  The four-year seller note is payable in semi-annual installments of $891,000, including interest, at 3.46% per annum.  The U.S. revolving line of credit accrues interest at 1.75% over the one-month LIBOR rate, which totaled 2.00% at March 31, 2013.  The term note and the revolving line of credit related to our U.S. borrowings are due on March 28, 2016, and we are subject to certain financial and restrictive covenants.  As of March 31, 2013, the Company was not in compliance with one of these financial covenants with the Bank which relates to the Bank borrowings totaling approximately $6.3 million.  The Company has obtained a waiver of this violation for the period ended March 31, 2013, and currently expects to be in compliance with such covenant in future periods.

Our working capital as of March 31, 2013 was $10,200,000, a decrease of $219,000 compared to $10,419,000 at December 31, 2012.  This decrease is primarily related to the reduction in cash, cash equivalents and marketable securities as noted above, partially offset by a reduction in our revolving lines of credit and accrued compensation and related expenses.

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

Cash Flow

Cash Flow from Operating Activities

Historically, our primary source of funds has been cash provided by operating activities.  In the first three months of 2013, cash provided by operations totaled approximately $755,000 due primarily to net income of $867,000, non-cash depreciation and amortization of $559,000, an increase in deferred revenue of $313,000, increased accrued income taxes of $222,000, and a reduction of trade accounts receivable of $195,000.  These increases in cash from operating activities were partially offset by reductions in accounts payable of $909,000 and accrued compensation and related expenses of $396,000.

Cash used in operations of approximately $202,000 in the first three months of 2012 was due primarily to a reduction in accrued compensation of $740,000, a reduction in deferred revenue of $367,000, increased trade accounts receivable of $284,000, and increased prepaid expenses of $262,000.  These uses of cash from operating activities were partially offset by net income of $821,000, an increase in accounts payable of $548,000, and non-cash depreciation and amortization of $166,000.

Cash Flow from Investing Activities

Cash provided from investing activities totaled approximately $1,966,000 in the first three months of 2013 due primarily to the receipt of proceeds from maturities of marketable securities of $2,204,000, partially offset by cash paid for intangible assets and fixed asset additions of $237,000.

Cash provided from investing activities in the first three months of 2012 of $382,000 consisted of net proceeds from marketable securities transactions of $1,109,000, partially offset by cash paid for intangible assets and fixed asset additions of $808,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first three months of 2013 totaled approximately $1,414,000 due primarily to a net reduction in our revolving lines of credit of $717,000, a reduction of our term notes payable of $223,000 and dividends paid of $580,000.  These uses of cash were partially offset by the receipt of proceeds from stock option exercises of $103,000.

Cash generated from financing activities totaled approximately $7,267,000 in the first three months of 2012 due primarily to the proceeds of $7,500,000 from bank borrowings and seller financed note payable, partially offset by dividend payments in the amount of $544,000.

Although we have repurchased shares of our common stock in the past, we currently are not authorized by our Board of Directors to make repurchases of our common stock and are prohibited from doing so under the credit agreement with the Bank unless we obtain the Bank’s approval.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2012 for a summary of our contractual obligations related to operating leases, purchase obligations and financing arrangements.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, accrued product warranties and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2013.

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

•                  Decline in overall economic or business conditions;

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

•                  Effects of any potential litigation;

•                  Failure to comply with applicable laws and regulations and adverse changes in applicable laws or regulations; or

•                  Changes in generally accepted accounting principles

Item 3.                                         Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

Substantially all of our marketable securities, some of which are insured by the FDIC, are at fixed interest rates and mature within one year; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

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

Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars.  We historically have not experienced any material foreign currency translation gains or losses, however, we have realized net foreign currency transaction losses in 2013 related to the valuation of our foreign currency contract.  To mitigate the effect of any further currency fluctuations in our loan obligations for Dansensor, we purchased a foreign currency contract which acted as an economic hedge against any additional gains or losses.

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

Item 4.                                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act), as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period, to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our Company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                  OTHER INFORMATION

Item 1A.                                Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended December 31, 2012 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.                                         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three-month period ended March 31, 2013 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the three months ended March 31, 2013.

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
101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.* (furnished herewith)

*

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

MOCON, INC.

Date: May 10, 2013	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2013

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
101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.* (furnished herewith)

*

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