Form 10-Q
period 2013-06-30
MOCON INC
filed 2013-08-30
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2013

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐  Accelerated filer ☒ Non-accelerated filer (do not check if a smaller reporting company)  ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

As of August 23, 2013, the Company had 5,547,737 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2013

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	December 31,
	(Unaudited)	2012

ASSETS
Current assets:
Cash and cash equivalents	$2,924,722	$2,415,416
Marketable securities, current	2,415,718	5,495,556
Trade accounts receivable, less allowance for doubtful accounts of $229,125 in 2013 and $303,839 in 2012	11,705,461	10,407,649
Other receivables	173,650	244,081
Inventories	6,698,433	6,344,982
Prepaid income taxes	499,725	279,964
Prepaid expenses, other	848,669	799,124
Deferred income taxes	926,081	926,081
Total current assets	26,192,459	26,912,853

Marketable securities, noncurrent	—	210,440
Property, plant and equipment, net of accumulated depreciation of $7,229,163 in 2013 and $6,876,028 in 2012	5,788,854	5,350,310
Goodwill	8,616,039	8,729,438
Investment in affiliated company	3,251,750	3,303,750
Intangible assets, net	12,082,874	12,381,614
Other assets	237,991	308,996
Deferred income taxes	—	22,370

TOTAL ASSETS	$56,169,967	$57,219,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term notes payable	$2,562,544	$2,566,154
Revolving lines of credit	4,420,000	5,327,515
Accounts payable	3,516,183	2,893,225
Compensation and related expenses	3,238,622	3,510,272
Other accrued expenses	896,587	868,199
Accrued product warranties	240,550	240,621
Accrued income taxes	306,492	36,139
Dividends payable	610,251	579,386
Deferred revenue	931,224	472,185
Total current liabilities	16,722,453	16,493,696

Notes payable	2,612,961	3,926,863
Obligations to former employees	74,971	76,161
Deferred income taxes	2,017,211	2,576,396
Accrued income taxes	291,585	265,207
Total noncurrent liabilities	4,996,728	6,844,627

Total liabilities	21,719,181	23,338,323

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2013 and 2012	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,547,737 shares in 2013 and 5,517,966 shares in 2012	554,774	551,797
Additional paid-in capital	4,262,348	3,738,968
Retained earnings	30,667,415	30,217,977
Accumulated other comprehensive loss	(1,033,751)	(627,294)
Total stockholders’ equity	34,450,786	33,881,448

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,169,967	$57,219,771

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales:
Products	$12,946,714	$12,411,530	$26,688,295	$20,927,867
Consulting services	741,301	787,874	1,446,898	1,454,868
Total sales	13,688,015	13,199,404	28,135,193	22,382,735

Cost of sales:
Products	5,605,548	6,393,805	11,613,449	9,388,682
Consulting services	426,197	471,581	887,972	850,951
Total cost of sales	6,031,745	6,865,386	12,501,421	10,239,633

Gross profit	7,656,270	6,334,018	15,633,772	12,143,102

Selling, general and administrative expenses	5,667,505	5,600,626	11,270,910	9,378,299

Research and development expenses	1,079,545	1,032,610	2,198,294	1,766,149

Operating income (loss)	909,220	(299,218)	2,164,568	998,654

Other income (expense), net	(86,303)	125,197	(190,682)	142,705

Income (loss) before income taxes	822,917	(174,021)	1,973,886	1,141,359

Income tax expense (benefit)	21,271	(31,862)	305,638	462,845

Net income (loss)	$801,646	$(142,159)	$1,668,248	$678,514

Net income (loss) per common share:
Basic	$0.14	$(0.03)	$0.30	$0.12
Diluted	$0.14	$(0.03)	$0.29	$0.12

Weighted average common shares outstanding:
Basic	5,537,677	5,474,248	5,529,430	5,462,211
Diluted	5,671,845	5,474,248	5,669,016	5,692,022

Cash dividends declared per common share	$0.11	$0.105	$0.22	$0.21

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$801,646	$(142,159)	$1,668,248	$678,514

Other comprehensive income (loss):
Cumulative translation adjustment	402,738	(1,677,170)	(406,457)	(1,402,921)

Comprehensive income (loss)	$1,204,384	$(1,819,329)	$1,261,791	$(724,407)

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,668,248	$678,514
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	260,675	234,383
Change in fair value of derivative instrument	95,053	—
Gain on disposition of long-term assets	(44,698)	(22,948)
Depreciation and amortization	1,157,203	728,192
Deferred income taxes	(501,066)	(317,584)
Excess tax benefit from employee stock plans	(19,065)	(47,241)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,289,472)	(261,163)
Other receivables	44,376	41,155
Inventories	(376,087)	1,139,422
Prepaid income taxes	(222,501)	—
Prepaid expenses, other	(52,585)	(355,297)
Accounts payable	535,795	91,253
Compensation and related expenses	(244,823)	(681,834)
Other accrued expenses	42,775	(291,603)
Accrued product warranties	1,556	(38,661)
Accrued income taxes	318,831	(422,843)
Deferred revenue	462,373	(460,093)
Net cash provided by operating activities	1,836,588	13,652

Cash flows from investing activities:
Purchases of marketable securities	—	(365,000)
Proceeds from maturities of marketable securities	3,290,278	1,605,442
Purchases of property, plant and equipment	(1,056,502)	(914,460)
Proceeds from sale of property and equipment	115,898	84,758
Payment for purchase of Dansensor, net of cash acquired	—	(12,764,429)
Cash paid for patents and other intangible assets	(417,417)	(130,640)
Other	(1,506)	(1,598)
Net cash provided by (used in) investing activities	1,930,751	(12,485,927)

Cash flows from financing activities:
Proceeds from the revolving lines of credit	3,724,773	5,100,000
Payments on the revolving lines of credit	(4,628,237)	(500,000)
Proceeds from term note payable	—	3,500,000
Payments on notes payable and seller financed note payable	(1,316,669)	(1,272,841)
Proceeds from the exercise of stock options	246,617	292,747
Excess tax benefit from employee stock plans	19,065	47,241
Dividends paid	(1,187,957)	(1,118,853)
Net cash provided by (used in) financing activities	(3,142,408)	6,048,294

Effect of exchange rate changes on cash and cash equivalents	(115,625)	(206,680)

Net increase (decrease) in cash and cash equivalents	509,306	(6,630,661)

Cash and cash equivalents:
Beginning of period	2,415,416	8,425,846
End of period	$2,924,722	$1,795,185

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$717,570	$1,201,439
Cash paid during the period for interest	$169,839	$34,871

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$610,251	$574,938
Purchases of fixed assets and intangibles in accounts payable	$86,068	$60,147
Seller financed note payable for the acquisition of Dansensor		$6,267,487

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

FOR THE PERIOD ENDED JUNE 30, 2013

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2013, the condensed consolidated statements of operations and comprehensive income (loss), for the three and six-month periods ended June 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at June 30, 2013, and for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the Securities and Exchange Commission.

MOCON Inc. and its subsidiaries (collectively, the Company), develops, manufacturers and markets  measurement, analytical and  monitoring instruments, and provides consulting services for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, environmental, air quality monitoring, oil and gas exploration and other industries throughout the world.  The Company’s acquisition of Dansensor A/S (Dansensor) in 2012 expanded the Company’s offerings into the Modified Atmosphere Packaging (MAP) market world-wide.  MAP technology enables food packagers in a variety of food service industries to produce an extended shelf life by altering the gas mixture within the packaged environment, thereby reducing the need for artificial preservatives.

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

Recently Adopted Accounting Pronouncements

Offsetting Assets and Liabilities Disclosures

On January 1, 2013, the Company adopted the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance on disclosures about offsetting assets and liabilities.  This update adds certain additional disclosure requirements about financial instruments and derivative instruments that are subject to netting arrangements.  Adoption of this guidance did not have an impact on our consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

On January 1, 2013, the Company adopted the FASB issued disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies are required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of income where net income is presented on either the face of the financial statements or within the footnotes. The provisions of the guidance are to be applied prospectively for reporting periods beginning after December 15, 2012. The Company has elected to disclose the reclassification in the notes to the financial statements (see Note 7).  Adoption of this guidance did not have an impact on our consolidated financial statements.

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

The supplemental unaudited pro forma net sales and net income of the combined entity, including U.S. GAAP conversion adjustments, had the acquisition been completed as of the earliest period presented are as follows:

	Net Sales	Net Income	Basic Earnings per Share

Supplemental pro forma combined results of operations:
Six-month period ended June 30, 2012	$27,256,372	$763,105	$0.14

Material items included in the supplemental unaudited pro forma disclosures above are as follows:

Six Months Ended June 30, 2012
Amortization of intangibles	$278,338
Interest expense	106,237
Income tax effect of adjustments	(115,373)
$269,202

The Company incurred approximately $776,000 in acquisition related costs during the six months ended June 30, 2012.

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

Note 3 — Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Finished products	$1,433,908	$1,554,203
Work-in-process	1,556,312	1,599,761
Raw materials	3,708,213	3,191,018
	$6,698,433	$6,344,982

Note 4 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted shares of common stock outstanding — basic	5,537,677	5,474,248	5,529,430	5,462,211
Dilutive impact of share-based awards	134,168	—	139,586	229,811
Weighted shares of common stock outstanding — diluted	5,671,845	5,474,248	5,669,016	5,692,022

Outstanding stock options totaling 256,375 for the three-month and six-month periods ended June 30,

2013, and 238,356 for the three-month period ended June 30, 2012, were excluded from the net income per common share calculation because the shares would be anti-dilutive.

Note 5 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2013 are as follows:

	Package		Industrial
	Testing	Permeation	Analyzers & Other	Total

Balance as of December 31, 2012	$5,940,437	$2,179,071	$609,930	$8,729,438
Foreign currency translation	(84,929)	(28,470)	—	(113,399)
Balance as of June 30, 2013	$5,855,508	$2,150,601	$609,930	$8,616,039

The Company tests goodwill for impairment annually at the reporting unit level, or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value.  The Company will perform its annual impairment test for goodwill in the fourth quarter.

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of June 30, 2013
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,579,021	$(451,105)	$1,127,916	10 to 17 years
Trademarks and trade names	4,244,389	(711,200)	3,533,189	5 to 20 years
Developed technology	7,311,550	(1,015,493)	6,296,057	9 years
Customer relationships	855,050	(118,757)	736,293	9 years
Other intangibles	483,518	(94,099)	389,419	7 years
	$14,473,528	$(2,390,654)	$12,082,874

	As of December 31, 2012
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,485,164	$(428,409)	$1,056,755	10 to 17 years
Trademarks and trade names	4,295,181	(608,861)	3,686,320	5 to 20 years
Developed technology	7,424,680	(618,723)	6,805,957	9 years
Customer relationships	868,280	(72,357)	795,923	9 years
Other intangibles	125,118	(88,459)	36,659	3.75 years
	$14,198,423	$(1,816,809)	$12,381,614

Total amortization expense for the three-month periods ended June 30, 2013 and 2012 was $293,548 and $289,419, respectively and $582,302 and $305,261, respectively, for the six-month periods ended June 30, 2013 and 2012.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use.  Estimated amortization expense for the remainder of 2013 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of June 30, 2013 is as follows:

Estimated Expense
2013	$590,073
2014	1,162,918
2015	1,158,265
2016	1,141,667
2017	1,130,175
2018 and thereafter	5,888,469

Note 6 — Marketable Securities

Marketable securities at June 30, 2013 consisted of municipal bonds and certificates of deposits, and are classified as held-to-maturity due to our ability and intent to hold these securities until maturity or the call date as the case may be.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no other than temporary impairment during the six-month periods ended June 30, 2013 and 2012; therefore, no adjustment to the amortized cost basis was made.  Currently, all of the Company’s marketable securities mature within six months.

The fair value of the marketable securities above was determined using Level 2 inputs.  There were no gross realized gains or losses for the three and six-month periods ended June 30, 2013 and 2012.

The amortized cost and fair value for held-to-maturity securities by major security type at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$2,207,998	$1,479	$—	$2,209,477
Municipal bonds	207,720	1,872	—	209,592
	$2,415,718	$3,351	$—	$2,419,069

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$2,802,993	$8,684	$—	$2,811,677
Municipal bonds	2,903,003	5,057	(30)	2,908,030
	$5,705,996	$13,741	$(30)	$5,719,707

Note 7 — Accumulated Other Comprehensive Loss

Adjustments to accumulated other comprehensive loss consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$(1,436,489)	$(315,782)	$(627,294)	$(590,031)
Foreign currency translation adjustments	402,738	(1,677,170)	(406,457)	(1,402,921)
Amounts reclassified to earnings	—	—	—	—
Accumulated other comprehensive loss	$(1,033,751)	$(1,992,952)	$(1,033,751)	$(1,992,952)

Note 8 — Investment in Affiliated Company

In January 2010, the Company acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland.  The investment of €2.5 million (approximately $3.6 million) amounted to a 16.9% equity interest in Luxcel.  The Company has evaluated the cost versus equity method of accounting for its investment in Luxcel and determined that it does not have the ability to exercise significant influence over the operating and financial policies of Luxcel and, therefore, accounts for its investment on a cost basis.  The investment in Luxcel is carried on our condensed consolidated balance sheets at the original purchase price, adjusted for currency fluctuations.  The Company believes that it is not feasible to readily estimate the fair value of its investment in Luxcel.  Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of its products in the marketplace, and obtain regulatory approvals. See Note 16 for additional information.

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

Warranty provisions and claims for the three and six-month periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$245,269	$180,325	$240,621	$205,506
Acquired provision — Dansensor acquisition	—	85,413	—	85,413
Warranty provisions	43,611	121,052	166,500	156,878
Warranty claims	(48,330)	(135,880)	(166,571)	(196,887)
Ending balance	$240,550	$250,910	$240,550	$250,910

Note 10 — Debt

Long-term notes payable consists of the following:

	June 30, 2013	December 31, 2012
Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $72,917 plus interest through March 28, 2016, collateralized by all the assets of the Company except the Dansensor stock.	$2,479,161	$2,916,664

Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual payments of principal and interest totaling $891,000 beginning October 2, 2012 through April 2, 2015, collateralized by 65% of the outstanding stock of Dansensor.	2,644,398	3,517,067

Capital leases	51,946	59,286
Total long-term notes payable	$5,175,505	$6,493,017
Less current portion of long-term notes payable	2,562,544	2,566,154
Total long-term notes payable	$2,612,961	$3,926,863

The Company has a $5.0 million secured revolving line of credit with a maturity date of March 28, 2016.  Interest is charged monthly at one-month LIBOR plus 1.75 basis points which totaled 2.00% at June 30, 2013 and December 31, 2012.  The line of credit is secured by the assets of the Company with the exception of the Dansensor stock.  The Company had $4,420,000 and $4,675,000 outstanding on the line of credit at June 30, 2013 and December 31, 2012, respectively.  Additionally, Dansensor has a DKK 10,000,000 (approximately $1.7 million) available line of credit of which no amounts were outstanding as of June 30, 2013 and $652,000 was outstanding at December 31, 2012.  Outstanding borrowings are charged interest at 4.35% per year.

The Company is subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases.  As of June 30, 2013, the Company was not in compliance with one of these financial covenants with the Bank which relates to the Bank borrowings totaling approximately $6.9 million.  The Company has obtained a waiver of this violation for the period ended June 30, 2013, and currently expects to be in compliance with such covenant in future periods.

The carrying value of the Seller Note is adjusted for foreign currency translation at each reporting period and the change in value is included in other income (expense) in the condensed consolidated statements of operations.

As of June 30, 2013, the future minimum principal payments of the long-term notes payable for the remainder of 2013 and each of the four succeeding fiscal years and thereafter are as follows:

2013	$1,277,276
2014	2,598,885
2015	990,937
2016	305,579
2017	2,828
Total	$5,175,505

Note 11 — Income Taxes

Our provision for income tax expense (benefit) was 2.6% and 18.3% of income before income taxes for the second quarters ended June 30, 2013 and 2012, respectively.  The rate in the second quarter 2013 was positively impacted by tax law changes related to recently enacted legislation which lowered the corporate income tax rates in Denmark.  The impact of this change was a reduction of a deferred tax liability, which was recorded as a discrete adjustment to income tax expense in the current quarter in the amount of $258,000. Our effective tax rate for the current quarter would have been 33.9% if this one-time adjustment had not been made.

For the six-month period ended June 30, 2013, our income tax expense  was 15.5% of income before income taxes compared to 40.6% for the same period of 2012. The rate for the first six months of 2013 was positively impacted by the tax law changes noted above as well as the domestic tax law change related to research and development credits which was effective in the first quarter 2013.  Our effective tax rate for the six months ended June 30, 2013 would have been 28.5% if the adjustment for the change in the Danish tax rates had not been made.  Additionally, the effective rate on Dansensor’s income is lower than our historical effective rate due to lower statutory rates in the jurisdictions in which it operates.

As of June 30, 2013 and December 31, 2012, the liability for gross unrecognized tax benefits was $291,000 and $265,000, respectively. Changes in gross unrecognized tax benefits during the six-months ended June 30, 2013 primarily consisted of an increase for tax positions taken in the current year. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not materially change in the next twelve months.

Note 12 — Stock-Based Compensation

As of June 30, 2013, the Company has reserved 272,552 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 791,150 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised. The Company issues new shares of common stock upon exercise of stock options. There were options for an aggregate of 10,000 shares granted in the first six months of 2013.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total cost of stock-based compensation	$128,567	$110,846	$260,675	$234,383
Amount of income tax benefit recognized in earnings	(21,799)	(13,507)	(43,803)	(45,923)
Amount charged against net income	$106,768	$97,339	$216,872	$188,460

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

A summary of the option activity for the first six months of 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	838,662	$11.84	3.9	$2,346,063
Options granted	10,000	$14.16	0.5	$0
Options cancelled/expired	(11,150)	$14.34	—
Options exercised	(46,362)	$10.31	—
Outstanding at June 30, 2013	791,150	$11.87	3.5	$1,693,794

Exercisable at June 30, 2013	613,775	$11.24	2.8	$1,640,000

The total intrinsic value of options exercised was $136,582 and $16,607 during the three-month periods ended June 30, 2013 and 2012, respectively, and $173,288 and $292,377 during the six-month periods ended June 30, 2013 and 2012, respectively.

A summary of the status of our unvested option shares as of June 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	209,925	$4.04
Options granted	10,000	$4.45
Options cancelled	(10,300)	$3.83
Options vested	(32,250)	$4.45
Unvested at June 30, 2013	177,375	$4.00

As of June 30, 2013, there was $592,336 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  The total fair value of option shares vested during the three-month periods ended June 30, 2013 and 2012 was $71,757 and $65,648, respectively, and $143,513 and $131,345 during the six-month periods ended June 30, 2013 and 2012, respectively.

Note 13 — Derivative Instrument

As of June 30, 2013, the Company has one foreign currency contract outstanding with a notional amount of 15.7 million Danish krone (DKK) or $2.8 million.  The foreign currency contract was purchased to economically hedge the foreign currency fluctuation from the remeasurement of the third party seller financed note payable (Seller Note) which is denominated in DKK (Note 10).  The foreign currency contract has various settlement dates that coincide with the Company’s Seller Note payment schedule.  The term of the foreign currency contract coincides with the maturity of the Seller Note which is April 2, 2015.  The fair value of the contract resulted in an asset of approximately $114,000 at June 30, 2013, as compared to approximately $209,000 at December 31, 2012.  The increase in the fair value of the contract totaling approximately $12,000 for the three-month period ended June 30, 2013 and the decrease of $95,000 for the six-month period ended June 30, 2013 were recognized in other income (expense) in the Statement of Income, the current portion of the receivable is recorded in other receivables, and the long-term portion is recorded in other assets as of June 30, 2013.

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

The following table provides information on those assets that are measured at fair value on a recurring basis:

		Fair Value Measurements at the end of the Reporting Period Using
Assets:	Carrying value	Significant Other Observable Inputs (Level 2)
June 30, 2013:
Foreign currency contract	$114,317	$114,317

December 31, 2012:
Foreign currency contract	$209,370	$209,370

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

Note 15 — Business Segments

As a result of the acquisition of Dansensor during fiscal 2012, the chief operating decision maker (the Company’s President and CEO) restructured the operations of the Company.  In prior reporting periods the Company had three operating segments and one reportable segment, whereas the Company now has four operating segments and three reportable segments, structured by differences in products and services, that are regularly reviewed by the Company’s chief operating decision maker to make decisions about allocating resources and assessing segment performance.  The segment performance is evaluated at segment operating income which is defined as gross profit less selling, general and administrative expenses and research and development expenses.  General corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of segment gross margin.  The Company’s four operating segments have been aggregated into three reportable segments based on the authoritative guidance.  The Company aggregated its Other Products and Services operating segment into the Industrial Analyzer Products and Services segment based on minimal business activity and materiality.

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There were no intersegment sales for the three and six-month periods ended June 30, 2013 and 2012.

Financial information by reportable segment for the three and six-month periods ended June 30, 2013 and 2012 is as follows:

	Three months ended		Three months ended
	June 30, 2013		June 30, 2012
		Segment		Segment
	Trade	Operating	Trade	Operating
	Revenue	Income	Revenue	Income (Loss)
Permeation	$5,075,899	$840,252	$5,114,442	$1,148,533
Package Testing	6,035,986	(20,692)	5,982,122	(1,433,921)
Industrial Analyzers and Other	2,576,130	89,660	2,102,840	(13,830)
Total	$13,688,015	$909,220	$13,199,404	$(299,218)

	Six months ended		Six months ended
	June 30, 2013		June 30, 2012
		Segment		Segment
	Trade	Operating	Trade	Operating
	Revenue	Income	Revenue	Income (Loss)
Permeation	$9,953,560	$1,304,587	$11,072,251	$2,401,826
Package Testing	12,647,618	509,164	7,211,860	(1,285,472)
Industrial Analyzers and Other	5,534,015	350,817	4,098,624	(117,700)
Total	$28,135,193	$2,164,568	$22,382,735	$998,654

Note 16 — Subsequent Events

On August 21, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per share.  The estimated dividend payment of $610,000 is payable on November 15, 2013, to shareholders of record on November 1, 2013.

In August 2013, the Company entered into a license and development agreement with Luxcel which grants the Company access to proprietary technology on an exclusive basis.  The Company is obligated to pay a total of $200,000 for two licenses, each with a four-year term which is automatically renewable under certain circumstances.  In addition, the Company is committed to spending additional amounts for development work to be performed by Luxcel for yet to be determined work order projects.

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

Our purchase of PBI-Dansensor A/S of Ringsted, Denmark (Dansensor) is directly in line with our stated strategy of seeking opportunities to grow our business in part through strategic acquisitions and investments. This manufacturer of specialized instruments and control systems for the Modified Atmosphere Packaging (MAP) market world-wide is an excellent fit for our products, services, and distribution channels.  With this acquisition, we continue to grow our offerings to food, beverage, pharmaceutical, health care and other companies who are concerned about the quality, safety and extended shelf-life of their packaged products for consumers.

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

Products and Services

Permeation Products and Services

Our permeation products consist of systems and services that measure the rate at which various gases and vapors transmit through a variety of materials.  These products perform measurements under precise temperature, pressure and relative humidity conditions.  The principal market for these products consists of manufacturers of packaging materials, including manufacturers of papers, plastic films, coatings and containers and the users of such packaging materials, such as companies in the food, beverage, pharmaceutical and consumer product industries.  Other customers include manufacturers of flat panel displays, solar panels, electronics, and many other sophisticated materials.  The main market driver for this business segment is the approximately 10,000 new packaged consumer products that are launched worldwide each year, many of which are subject to gas permeation effects.  We believe that the global market for our permeation products has an estimated annual growth rate of 5% to 10%.

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

Package Testing Products and Services

We manufacture and sell three primary products in this group: headspace analyzers, leak detection equipment and gas mixers.  Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing in modified or controlled atmosphere packaging.  The principal market for these products consists of packagers of foods, beverages and pharmaceuticals.  Our headspace analyzer products include the PAC CHECK®, CheckMateTM and CheckPointTM series of off-line headspace analyzers and the MAP Check 3TM series of on-line analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations.  Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages.  We currently manufacture three types of leak detection instruments.  The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray.  The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package.  The third type pulls a vacuum on a package and looks for vacuum or gas flow changes.  The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products.  Our leak detection products include the LeakMatic IITM and LeakPointer IITM series of instruments.  We believe that the global market for our package testing products has an estimated annual growth rate of 10% to 15%.

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

We believe that the global market for our industrial analyzer products has an estimated annual growth rate of 15% to 20%.

We market some of these products under the names BEVALERT®, PETROALERT®, and piD-TECH®.

We estimate that the current global sales for miniature PIDs, such as our piD-TECH product, is approximately $4 million each year and we currently have an approximate 75% market share for these types of products.  We estimate that the current global sales for instruments that perform similar functions as our BEVALERT product is approximately $3 million and we believe we have an approximate 66% share of this market and our primary competitors in this market are two large companies.  We also believe that the markets for these types of products are growing and there is an addressable market of up to an aggregate of $150 million over the next ten years for products like our BEVALERT instrument.

We believe that there is an addressable market of up to an aggregate of $100 million over the next ten years for our PETROALERT product and other products that perform similar functions.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	100.0	100.0	100.0	100.0
Cost of sales	44.1	52.0	44.4	45.7
Gross profit	55.9	48.0	55.6	54.3
Selling, general and administrative expenses	41.4	42.5	40.1	41.9
Research and development expenses	7.9	7.8	7.8	7.9
Operating income (loss)	6.6	(2.3)	7.7	4.5
Other income (expense), net	(0.6)	1.0	(0.7)	0.6
Income (loss) before income taxes	6.0	(1.3)	7.0	5.1
Income taxes (benefit)	0.1	(0.2)	1.1	2.1
Net income (loss)	5.9	(1.1)	5.9	3.0

Comparison of Financial Results for the Three and Six-Month Periods Ended June 30, 2013 and 2012

Sales

Sales for the three-month period ended June 30, 2013 were $13,688,000, up 3.7% compared to $13,199,000 for the same period in 2012.  The growth for the quarter was attributable primarily to our Industrial Analyzer and Other segment which recorded a 23% increase in revenues.  The increase was driven by sales of environmental monitoring instruments due to increased regulatory concerns and sales of instruments for oil and gas exploration primarily in the Middle East.

Total consolidated sales to foreign customers increased 13% in the current quarter compared to the same quarter last year as Dansensor’s primary markets are in Europe, while domestic sales decreased 12% between the two periods.  Domestic and foreign sales accounted for 31% and 69%, respectively, of our consolidated second quarter sales in 2013, and 37% and 63% of our consolidated sales, respectively, for the same period in 2012.

Sales for the six-month period ended June 30, 2013 were $28,135,000, up 25.7% compared to $22,383,000 for the same period in 2012.  The growth in organic revenues was 2.6% as Dansensor sales were not included for the first quarter of 2012. The organic growth was due to a 34% increase in sales in the Industrial Analyzer and Other segment as shipments of gas chromatographs to be used in a variety of applications led the way.  Offsetting this increase was a 10% drop in revenues in our Permeation segment due to lower sales in the first quarter 2013 to our European markets.

The following table summarizes total sales by reporting segments for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Permeation	$5,075,899	$5,114,442	$9,953,560	$11,072,251
Package Testing	6,035,986	5,982,122	12,647,618	7,211,860
Industrial Analyzers and Other	2,576,130	2,102,840	5,534,015	4,098,624
	$13,688,015	$13,199,404	$28,135,193	$22,382,735

The following table sets forth the relationship between various components of domestic and foreign sales for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Domestic sales	$4,279,529	$4,857,736	$9,334,599	$8,429,686
Foreign sales:
Europe	5,946,696	5,169,527	12,136,604	7,444,042
Asia	2,809,252	2,372,502	5,035,597	4,763,601
Other	652,538	799,639	1,628,393	1,745,406
Total foreign sales	9,408,486	8,341,668	18,800,594	13,953,049
	$13,688,015	$13,199,404	$28,135,193	$22,382,735

Permeation Testing Products and Services — Sales in our Permeation segment declined 1% for the three months ended June 30, 2013 compared to the same period in the prior year, and accounted for 37% and 39% of our consolidated second quarter sales in 2013 and 2012, respectively.  Foreign sales comprised 64% of the shipments in this segment in the second quarter 2013, compared to 65% from the same period in the prior year. Sales for the current quarter improved from the first quarter in 2013 as we realized a noticeable increase in international orders.

Sales in our Permeation segment declined 10% for the first six months ended June 30, 2013 compared to the same period in the prior year, and accounted for 35% and 50% of our consolidated first six months sales in 2013 and 2012, respectively.  Foreign sales comprised 63% of the shipments in this segment in the first six months of 2013, compared to 68% from the same period in the prior year. The year-to-date decline in revenue in this segment stemmed from the first quarter 2013 when economic concerns primarily in Europe were affecting capital equipment purchases and continues to be a factor in our customer’s buying decisions.

Package Testing Products and Services — Sales in our Package Testing segment increased 1% for the three months ended June 30, 2013 compared to the same period in the prior year, and accounted for 44% and 45% of our consolidated second quarter sales in 2013 and 2012, respectively.  This group consists of headspace analyzers, leak detection instruments and gas mixers, and includes the total sales of Dansensor.

Sales in our Package Testing segment, which accounted for 45% and 32% of our consolidated sales during the first six months in 2013 and 2012, respectively, increased 75% in the first six months 2013 compared to the same period in 2012.  Sales of Dansensor were not included in our first quarter 2012 numbers and as such, our organic sales increased 5% in the current six month period compared to the prior year.  Sales of our recently upgraded LeakMatic and LeakPointer series of leak detection instruments accounted for a significant portion of the overall sales growth.   We also experienced growth in our on-line gas analyzer and gas mixer product lines represented by the MAP Check 3 and MAP Mix Provectus instruments, respectively.

Industrial Analyzer Products and Services and Other — Sales in our Industrial Analyzers and Other segment, which accounted for 19% and 16% of our consolidated second quarter sales in 2013 and 2012, respectively, increased 23% during the second quarter 2013 compared to the same period in 2012.  Sales in this segment are comprised mainly of instruments and services provided by our Baseline subsidiary.  Sales of gas chromatographs and hydrocarbon analyzers to the oil and gas exploration and environmental monitoring markets accounted for the majority of the increase.

Sales in our Industrial Analyzers and Other segment, which accounted for 20% and 18% of our consolidated sales for the first six months of 2013 and 2012, respectively, increased 35% during the first six months of 2013 compared to the same period in 2012.   Sales of instruments to the oil and gas

exploration and environmental monitoring markets, as well as sales of OEM sensors and detectors for worker safety applications, accounted for the majority of the increase.

Gross Profit

The consolidated gross profit margin was 56% for the second quarter ended June 30, 2013 compared to 48% in the same period in 2012.  The lower than normal percentage in the second quarter 2012 was primarily due to purchase accounting adjustments that were required in connection with the acquisition of Dansensor in the second quarter 2012.  The most significant adjustment was  approximately $865,000 relating to inventory which had been written up to fair value on the acquisition date, and subsequently shipped in the second quarter of 2012 and charged to cost of sales.  The gross margin in the Permeation segment  was higher in the current quarter compared to last year as sales of newer products with higher margins have increased. The margins in the Package Testing segment improved significantly in the current period primarily due the purchase accounting adjustments that were recognized in the second quarter of 2012. The margins in the Industrial Analyzer and Other segment were consistent between the quarterly periods and in line with planned levels.

For the six months ended June 30, 2013 and 2012, the consolidated gross profit margins were 56% and 54%, respectively.  This increase was primarily the result of the adjustments required to be made for purchase accounting in the second quarter of 2012 as noted above.

The overall gross profit margin varies from quarter to quarter depending on product mix and other factors.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $5,668,000, or 41% of consolidated sales, in the three-month period ended June 30, 2013, compared to $5,601,000, or 42% of consolidated sales, in the same period of 2012.  The increase in the current quarter was primarily related to higher wages and benefits which were mostly offset by lower professional fees.

SG&A expenses were $11,271,000, or 40% of consolidated sales, in the six-month period ended June 30, 2013, compared to $9,378,000, or 42% of consolidated sales, in the same period of 2012.  The increase in the current period was primarily related to a full six months of SG&A expenses of Dansensor totaling $3,526,000 being included in our financial results for 2013 compared to $1,840,000 for the same period of 2012.  We will continue to strive to reduce SG&A expenses as a percentage of revenue, with a long term goal of having SG&A expenses be approximately 35% of revenues.

Research and Development Expenses

Research and development (R&D) expenses were $1,080,000 in the second quarter 2013, compared to $1,033,000 in the same period of 2012.  The current period expense is within our planned level of spending which we project to be between 6% to 8% of sales each year.

R&D expenses were $2,198,000 in the first six months of 2013, compared to $1,766,000 in the same period of 2012.  The current period expense is slightly higher than the previous year due primarily to  a full six-months of R&D expenses of Dansensor being included in 2013 results, which totaled $705,000 being included in our financial results for 2013 compared to $462,000 for the same period in 2012.  The R&D expense is within our planned level of spending.

Other Income (Expense)

Other income (expense) for the three and six-month periods ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$10,995	$21,270	$14,809	$52,389
Foreign currency exchange gain (loss)	(28,110)	209,580	(48,484)	198,492
Interest expense	(70,370)	(108,001)	(160,070)	(111,102)
Other	1,182	2,348	3,063	2,926
	$(86,303)	$125,197	$(190,682)	$142,705

Income Tax Expense (Benefit)

Our provision for income tax expense (benefit) was 2.6% and 18.3% of income before income taxes for the second quarters ended June 30, 2013 and 2012, respectively.  The rate in the second quarter 2013 was positively impacted by tax law changes related to recently enacted legislation which lowered the corporate income tax rates in Denmark.  The impact of this change was a reduction of a deferred tax liability, which was recorded as a discrete adjustment to income tax expense in the current quarter in the amount of $258,000.  Our effective tax rate for the current quarter would have been 33.9% if this one-time adjustment had not been made. The rate in the second quarter 2012 was lower than expected due primarily to the non-deductibility of certain expenses incurred in relation to the acquisition of Dansensor.

For the six-month period ended June 30, 2013, our income tax expense (benefit) was 15.5% of income before income taxes compared to 40.6% for the same period of 2012. The rate for the first six months of 2013 was positively impacted by the tax law changes noted above as well as the domestic tax law change related to research and development credits which was effective in the first quarter 2013. Our effective tax rate for the six months ended June 30, 2013 would have been 28.5% if the adjustment for the change in the Danish tax rates had not been made.  Additionally, the effective rate on Dansensor’s income is lower than our historical effective rate due to lower statutory rates in the jurisdictions in which it operates.  The 2012 provision was higher than normal due primarily to the non-deductibility of certain expenses incurred in relation to the acquisition of Dansensor.  In addition, the projected credit for research and development was not factored into the calculation because Congress had not yet extended the credit for 2012.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2013 to increase somewhat from the rate noted above.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income (Loss)

Net income was $802,000 in the second quarter 2013, compared to a net loss of $142,000 in the second quarter 2012.  Diluted net income (loss) per share was $0.14 and $(0.03) in the second quarters of 2013 and 2012, respectively. For the six months ended June 30, 2013, net income was $1,688,000, or $0.29 per diluted share, compared to $679,000, or $0.12 per diluted share in the prior year.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities decreased $2,781,000 to $5,340,000 during the six-month period ended June 30, 2013, compared to $8,121,000 at December 31, 2012.  Included in the June 30, 2013 total, was $2,900,000 held outside of the United States.  The year-to-date decrease in cash, cash equivalents and marketable securities was primarily due to net pay-downs on our revolving lines of credit and term debt totaling $2,220,000 and dividend payments of $1,188,000.  At June 30,

2013, we had $4.4 million outstanding on the revolving lines of credit.  The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46% per annum.  The four-year seller note is payable in semi-annual installments of $891,000, including interest, at 3.46% per annum.  The U.S. revolving line of credit accrues interest at 1.75% over the one-month LIBOR rate, which totaled 2.00% at June 30, 2013.  The term note and the revolving line of credit related to our U.S. borrowings are due on March 28, 2016, and we are subject to certain financial and restrictive covenants.

Our working capital as of June 30, 2013 was $9,470,000, a decrease of $949,000 compared to $10,419,000 at December 31, 2012.  This decrease is primarily related to the reduction in cash, cash equivalents and marketable securities as noted above and an increase in accounts payable, partially offset by a reduction in our revolving lines of credit, accrued compensation and related expenses and an increase in trade accounts receivable.

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

Cash Flow

Cash Flow from Operating Activities

Historically, our primary source of funds has been cash provided by operating activities.  In the first six months of 2013, cash provided by operations totaled approximately $1,837,000 due primarily to net income of $1,668,000, non-cash depreciation and amortization of $1,157,000, an increase in deferred revenue of $462,000, and an increase in accounts payable of $536,000.  These increases in cash from operating activities were partially offset by an increase in trade accounts receivable of $1,289,000, a reduction in deferred income taxes of $501,000, and in increase in inventories of $376,000.

In the first six months of 2012, cash provided by operations totaled approximately $13,700 due primarily to net income of approximately $679,000, non-cash depreciation and amortization of $728,000, and a reduction in inventories of $1,139,000, partially offset by a reduction of accrued compensation and related expenses of $681,000, and a reduction in deferred revenue of $460,000 and accrued income taxes of $423,000.

Cash Flow from Investing Activities

Cash provided from investing activities totaled approximately $1,931,000 in the first six months of 2013 due primarily to the receipt of proceeds from maturities of marketable securities of $3,290,000, partially offset by cash paid for intangible assets and fixed asset additions of $1,474,000.

Cash used in investing activities totaled approximately $12,486,000 in the first six months of 2012 due primarily to the payment of cash in the amount of $12,764,000 to acquire Dansensor and the purchase of fixed assets totaling $914,000, partially offset by the net maturities of marketable securities of $1,240,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first six months of 2013 totaled approximately $3,142,000 due primarily to a reduction of our term notes payable of $1,317,000, a net pay-down on our revolving lines of credit of $903,000, and dividends paid of $1,188,000.  These uses of cash were partially offset by the proceeds received from stock option exercises of $247,000.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, accrued product warranties and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2013.

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

•                  Failure to successfully upgrade our ERP system;

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

•                  Failure to comply with applicable laws and regulations and adverse changes in applicable laws or regulations; or

•                  Changes in generally accepted accounting principles

Item 3.                                         Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

Substantially all of our marketable securities, some of which are insured by the FDIC, are at fixed interest rates and mature within six months; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

During the second quarter 2013, we implemented a new enterprise resource planning (“ERP”) system our domestic locations.  The implementation of the new ERP system and the changes in workflow processes resulted in material changes to our internal controls over financial reporting.  Therefore, we modified the design and documentation of internal control processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting, as appropriate.  Due to unanticipated delays in our ability to produce timely financial reports as a result of converting to the new system, we filed Form 12b-25 Notification of Late Filing on August 9, 2013 with respect to our Form 10-Q for the quarter ended June 30, 2013.  We realized that in some instances we could not place reliance on the financial information coming from the new system,  so we undertook several additional manual processes which gave us reasonable assurance that our consolidated financial statements were fairly stated in all material respects.  However, the time involved in undertaking these manual processes to assure ourselves that our financial information was complete and accurate caused us to delay the filing of this Form 10-Q.

We are actively working to resolve issues related to our ERP system so that the new processes and procedures which are inherent with the new system may be relied upon in the future without the need for manual processes. Until we resolve such issues, we may be required to continue to undertake manual processes to give us reasonable assurance that our consolidated financial statements are fairly stated in all material respects.  Even if we do have to rely on manual processes in the future, we believe we will be able to obtain the information required to be disclosed in our Exchange Act reports and have the required information recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II.                  OTHER INFORMATION

Item 1.                                         Legal Proceedings

None.

Item 1A.                                Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended December 31, 2012 under the heading “Part I – Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2.                                         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three and six-month period ended June

30, 2013 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 16,591 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the three months ended June 30, 2013.

Item 3.                                        Defaults Upon Senior Securities

None.

Items 4.                                   Mine Safety Disclosures

None.

Item 5.                                        Other Information

None.

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: August 30, 2013	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 30, 2013	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2013

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.