Form 10-Q
period 2013-09-30
MOCON INC
filed 2013-11-12
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013

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

As of October 31, 2013, the Company had 5,549,129 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2013

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	December 31,
	(Unaudited)	2012

ASSETS
Current assets:
Cash and cash equivalents	$4,494,316	$2,415,416
Marketable securities, current	451,357	5,495,556
Trade accounts receivable, less allowance for doubtful accounts of $303,656 in 2013 and $303,839 in 2012	11,167,814	10,407,649
Other receivables	240,751	244,081
Inventories	7,002,238	6,344,982
Prepaid income taxes	351,652	279,964
Prepaid expenses, other	1,035,647	799,124
Deferred income taxes	1,280,526	926,081
Total current assets	26,024,301	26,912,853

Marketable securities, noncurrent	—	210,440
Property, plant and equipment, net of accumulated depreciation of $7,516,707 in 2013 and $6,876,028 in 2012	5,738,650	5,350,310
Goodwill	8,901,744	8,729,438
Investment in affiliated company	3,380,000	3,303,750
Intangible assets, net	12,596,514	12,381,614
Other assets	279,360	308,996
Deferred income taxes	137,471	22,370

TOTAL ASSETS	$57,058,040	$57,219,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term notes payable	$2,624,889	$2,566,154
Revolving lines of credit	2,550,000	5,327,515
Accounts payable	3,884,483	2,893,225
Compensation and related expenses	3,318,941	3,510,272
Other accrued expenses	862,460	868,199
Accrued product warranties	241,318	240,621
Accrued income taxes	501,320	36,139
Dividends payable	610,404	579,386
Deferred revenue	863,592	472,185
Total current liabilities	15,457,407	16,493,696

Notes payable	2,433,517	3,926,863
Obligations to former employees	77,910	76,161
Deferred income taxes	2,395,361	2,576,396
Accrued income taxes	296,949	265,207
Total noncurrent liabilities	5,203,737	6,844,627

Total liabilities	20,661,144	23,338,323

Stockholders’ equity:
Capital stock — undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2013 and 2012	—	—
Common stock — $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,549,129 shares in 2013 and 5,517,966 shares in 2012	554,913	551,797
Additional paid-in capital	4,402,003	3,738,968
Retained earnings	31,415,665	30,217,977
Accumulated other comprehensive income (loss)	24,315	(627,294)
Total stockholders’ equity	36,396,896	33,881,448

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,058,040	$57,219,771

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales:
Products	$13,400,132	$11,588,804	$40,088,427	$32,516,670
Consulting services	789,741	717,347	2,236,639	2,172,215
Total sales	14,189,873	12,306,151	42,325,066	34,688,885

Cost of sales:
Products	5,657,331	5,120,131	17,275,469	14,508,813
Consulting services	473,621	472,801	1,356,904	1,323,752
Total cost of sales	6,130,952	5,592,932	18,632,373	15,832,565

Gross profit	8,058,921	6,713,219	23,692,693	18,856,320

Selling, general and administrative expenses	5,257,664	5,103,957	16,528,574	14,482,256

Research and development expenses	886,289	843,780	3,084,583	2,609,929

Operating income	1,914,968	765,482	4,079,536	1,764,135

Other income (expense), net	(95,308)	(25,815)	(285,990)	116,890

Income before income taxes	1,819,660	739,667	3,793,546	1,881,025

Income tax expense	460,999	246,577	766,637	709,422

Net income	$1,358,661	$493,090	$3,026,909	$1,171,603

Net income per common share:
Basic	$0.24	$0.09	$0.55	$0.21
Diluted	$0.24	$0.09	$0.53	$0.21

Weighted average common shares outstanding:
Basic	5,548,201	5,477,928	5,535,687	5,467,450
Diluted	5,684,515	5,683,436	5,673,694	5,695,305

Cash dividends declared per common share	$0.11	$0.105	$0.33	$0.315

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$1,358,661	$493,090	$3,026,909	$1,171,603

Other comprehensive income (loss):
Cumulative translation adjustment	1,058,066	675,427	651,609	(727,494)

Comprehensive income	$2,416,727	$1,168,517	$3,678,518	$444,109

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,026,909	$1,171,603
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	390,269	350,978
Change in fair value of derivative instrument	(8,041)	(205,156)
Gain on disposition of long-term assets	(44,889)	(12,563)
Depreciation and amortization	1,795,379	1,217,850
Deferred income taxes	(696,569)	(115,378)
Excess tax benefit from employee stock plans	(19,670)	(57,714)
Changes in operating assets and liabilities net of effects from purchase of Dansensor:
Trade accounts receivable, net	(589,435)	(96,919)
Other receivables	47,421	211,569
Inventories	(603,719)	795,264
Prepaid income taxes	(66,391)	(208,602)
Prepaid expenses, other	(231,019)	(119,614)
Accounts payable	758,978	(181,288)
Compensation and related expenses	(227,579)	(810,071)
Other accrued expenses	(4,666)	(69,682)
Accrued product warranties	(1,738)	(35,166)
Accrued income taxes	503,719	(706,124)
Deferred revenue	385,608	(734,359)
Net cash provided by operating activities	4,414,567	394,628

Cash flows from investing activities:
Purchases of marketable securities	—	(365,000)
Proceeds from maturities of marketable securities	5,254,639	3,704,521
Purchases of property, plant and equipment	(1,308,243)	(1,070,682)
Proceeds from sale of property and equipment	116,234	171,461
Payment for purchase of Dansensor, net of cash acquired	—	(12,764,429)
Cash paid for patents and other intangible assets	(669,154)	(207,642)
Other	(2,259)	3,296
Net cash provided by (used in) investing activities	3,391,217	(10,528,475)

Cash flows from financing activities:
Proceeds from the revolving lines of credit	4,757,484	6,875,000
Payments on the revolving lines of credit	(7,532,789)	(2,387,353)
Proceeds from term note payable	—	3,500,000
Payments on notes payable and seller financed note payable	(1,453,660)	(2,559,102)
Proceeds from the exercise of stock options	256,212	350,088
Excess tax benefit from employee stock plans	19,670	57,714
Dividends paid	(1,798,208)	(1,693,790)
Net cash provided by (used in) financing activities	(5,751,291)	4,142,557

Effect of exchange rate changes on cash and cash equivalents	24,407	(53,893)

Net increase (decrease) in cash and cash equivalents	2,078,900	(6,045,183)

Cash and cash equivalents:
Beginning of period	2,415,416	8,425,846
End of period	$4,494,316	$2,380,663

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,166,483	$1,584,839
Cash paid during the period for interest	$221,299	$87,250

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$610,404	$575,672
Purchases of fixed assets and intangibles in accounts payable	$217,344	$220,088
Seller financed note payable for the acquisition of Dansensor	$—	$6,378,800

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

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

(Unaudited)

Note 1 — Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for all periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of operating results for the full year.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the Securities and Exchange Commission.

MOCON Inc. and its subsidiaries (collectively, the Company), develops, manufactures and markets  measurement, analytical and  monitoring instruments, and provides consulting services for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, environmental, air quality monitoring, oil and gas exploration and other industries throughout the world.  The Company’s acquisition of Dansensor A/S (Dansensor) in 2012 expanded the Company’s offerings into the Modified Atmosphere Packaging (MAP) market world-wide.  MAP technology enables food packagers in a variety of food service industries to produce an extended shelf life by altering the gas mixture within the packaged environment, thereby reducing the need for artificial preservatives.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of MOCON, Inc. and its wholly-owned subsidiaries (collectively the Company).  All intercompany balances and transactions have been eliminated in consolidation.

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

The supplemental unaudited pro forma net sales and net income of the combined entity, including U.S. GAAP conversion adjustments, had the acquisition been completed as of the earliest period presented are as follows:

	Net Sales	Net Income	Basic Earnings per Share

Supplemental pro forma combined results of operations:
Nine-month period ended September 30, 2012	$43,748,390	$1,185,140	$0.22

Material items included in the supplemental unaudited pro forma disclosures above are as follows:

Nine Months Ended September 30, 2012
Amortization of intangibles	$278,338
Interest expense	106,237
Income tax effect of adjustments	(115,373)
$269,202

The Company recorded approximately $790,000 in acquisition related costs during the nine months ended September 30, 2012 which are recorded as selling general and administrative expense in the Condensed Consolidated Statement of Operations as of September 30, 2012.

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

Note 3 — Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Finished products	$1,460,625	$1,554,203
Work-in-process	1,840,414	1,599,761
Raw materials	3,701,199	3,191,018
	$7,002,238	$6,344,982

Note 4 — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic, and net income per common share — diluted, for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted shares of common stock outstanding — basic	5,548,201	5,477,928	5,535,687	5,467,450
Dilutive impact of share-based awards	136,314	205,508	138,007	227,855
Weighted shares of common stock outstanding — diluted	5,684,515	5,683,436	5,673,694	5,695,305

Outstanding stock options totaling 255,650 for the three-month and nine-month periods ended September 30, 2013, and 126,700 for the three and nine-month period ended September 30, 2012, were excluded from the net income per common share calculation because the shares would be anti-dilutive.

Note 5 — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2013 are as follows:

	Package		Industrial
	Testing	Permeation	Analyzers & Other	Total

Balance as of December 31, 2012	$5,940,437	$2,179,071	$609,930	$8,729,438
Foreign currency translation	128,963	43,343	—	172,306
Balance as of September 30, 2013	$6,069,400	$2,222,414	$609,930	$8,901,744

The Company tests goodwill for impairment annually at the reporting unit level, or when events or changes in circumstances indicate the carrying value of the goodwill might exceed its current fair value.  The Company will perform its annual impairment test for goodwill in the fourth quarter.

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of September 30, 2013
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,525,371	$(373,292)	$1,152,079	10 to 17 years
Trademarks and trade names	4,388,035	(771,765)	3,616,270	5 to 20 years
Developed technology	7,596,470	(1,266,078)	6,330,392	9 years
Customer relationships	888,370	(148,062)	740,308	9 years
Other intangibles	782,718	(25,253)	757,465	7 years
	$15,180,964	$(2,584,450)	$12,596,514

	As of December 31, 2012
	Cost	Accumulated Amortization	Net	Estimated Useful Lives
Patents	$1,485,164	$(428,409)	$1,056,755	10 to 17 years
Trademarks and trade names	4,295,181	(608,861)	3,686,320	5 to 20 years
Developed technology	7,424,680	(618,723)	6,805,957	9 years
Customer relationships	868,280	(72,357)	795,923	9 years
Other intangibles	125,118	(88,459)	36,659	3.75 years
	$14,198,423	$(1,816,809)	$12,381,614

Total amortization expense for the three-month periods ended September 30, 2013 and 2012 was $307,176 and $291,375, respectively and $889,480 and $604,025, respectively, for the nine-month periods ended September 30, 2013 and 2012.  Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use.  Estimated amortization expense for the remainder of 2013 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of September 30, 2013 is as follows:

Estimated Expense
2013	$347,616
2014	1,258,089
2015	1,253,436
2016	1,236,837
2017	1,204,513
2018 and thereafter	6,102,284

Note 6 — Marketable Securities

Marketable securities at September 30, 2013 consisted of municipal bonds and certificates of deposits, and are classified as held-to-maturity due to our ability and intent to hold these securities until maturity or the call date as the case may be.  Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.  A decline in the market value of any held-to-maturity security below the amortized cost basis that is deemed other than temporary is charged to income, resulting in the establishment of a new cost basis for the security.  There was no other than temporary impairment during the nine-month periods ended September 30, 2013 and 2012; therefore, no adjustment to the amortized cost basis was made.  Currently, all of the Company’s marketable securities mature within three months.

The fair value of the marketable securities above was determined using Level 2 inputs.  There were no gross realized gains or losses for the three and nine-month periods ended September 30, 2013 and 2012.

The amortized cost and fair value for held-to-maturity securities by major security type at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$245,000	$118	$—	$245,118
Municipal bonds	206,357	1,053	—	207,410
	$451,357	$1,171	$—	$452,528

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Certificates of deposit	$2,802,993	$8,684	$—	$2,811,677
Municipal bonds	2,903,003	5,057	(30)	2,908,030
	$5,705,996	$13,741	$(30)	$5,719,707

Note 7 — Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$(1,033,751)	$(1,992,952)	$(627,294)	$(590,031)
Foreign currency translation adjustments	1,058,066	675,427	651,609	(727,494)
Amounts reclassified to earnings	—	—	—	—
Accumulated other comprehensive income (loss)	$24,315	$(1,317,525)	$24,315	$(1,317,525)

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

During the three months ended September 30, 2013, the Company paid $200,000 for two license and distribution agreements with Luxcel which grants the Company access to proprietary technology on an exclusive basis for a period of four years.  The agreements also provide for contracted research and development services to be performed by Luxcel.  The terms of the service agreement include upfront payments for each work order placed by the Company of which amounts paid are refundable if the work order is cancelled, excluding amounts incurred for work completed up to the cancellation date.  Total commitments for such work orders total $300,000 as of September 30, 2013, including $100,000 paid during the three months ended on that date.

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

Warranty provisions and claims for the three and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$240,550	$250,910	$240,621	$205,506
Acquired provision — Dansensor acquisition	—	—	—	85,413
Warranty provisions	134,327	135,779	300,827	292,657
Warranty claims	(133,559)	(128,749)	(300,130)	(325,636)
Ending balance	$241,318	$257,940	$241,318	$257,940

Note 10 — Debt

Long-term notes payable consist of the following:

	September 30, 2013	December 31, 2012
Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $72,917 plus interest through March 28, 2016, collateralized by all the assets of the Company except the Dansensor stock.	$2,260,411	$2,916,664

Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual payments of principal and interest totaling $891,000 beginning October 2, 2012 through April 2, 2015, collateralized by 65% of the outstanding stock of Dansensor.	2,747,445	3,517,067

Capital leases	50,550	59,286
Total long-term notes payable	$5,058,406	$6,493,017
Less current portion of long-term notes payable	2,624,889	2,566,154
Total long-term notes payable	$2,433,517	$3,926,863

The Company has a $5.0 million secured revolving line of credit with a maturity date of March 28, 2016.  Interest is charged monthly at one-month LIBOR plus 1.75 basis points which totaled 2.00% at September 30, 2013 and December 31, 2012.  The line of credit is secured by the assets of the Company with the exception of the Dansensor stock.  The Company had $2,550,000 and $4,675,000 outstanding on the line of credit at September 30, 2013 and December 31, 2012, respectively.  Additionally, Dansensor has a DKK 10,000,000 (approximately $1.7 million) available line of credit of which no amounts were outstanding as of September 30, 2013 and $652,000 was outstanding at December 31, 2012.  Outstanding borrowings are charged interest at 4.35% per year.

The Company is subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases.  As of September 30, 2013, the Company was in compliance with these various covenants.

The carrying value of the Seller Note is adjusted for foreign currency translation at each reporting period and the change in value is included in other income (expense) in the Condensed Consolidated Statements of Operations.

As of September 30, 2013, the future minimum principal payments of the long-term notes payable for the remainder of 2013 and each of the four succeeding fiscal years and thereafter are as follows:

2013	$1,087,860
2014	2,666,060
2015	995,453
2016	306,119
2017	2,914
Total	$5,058,406

Note 11 — Income Taxes

Our provision for income tax expense was 25% and 33% of income before income taxes for the third quarters ended September 30, 2013 and 2012, respectively.  The rate in the third quarter 2013 was lower than the statutory rate due primarily to certain discrete adjustments recorded during the quarter.

The rate in 2012 did not include a benefit for the research credit because Congress had not yet extended the credit for that year at the time.

For the nine-month period ended September 30, 2013, our income tax expense was 20% of income before income taxes compared to 38% for the same period of 2012. The rate for the first nine months of 2013 was positively impacted by tax law changes related to recently enacted legislation which lowered the corporate income tax rates in Denmark. In addition, the domestic tax law change related to research and development credits which was effective in the first quarter 2013 also positively affected the current year rate. The 2012 provision was higher than normal due primarily to the non-deductibility of certain expenses incurred in relation to the acquisition of Dansensor.

As of September 30, 2013 and December 31, 2012, the liability for gross unrecognized tax benefits was $297,000 and $265,000, respectively. Changes in gross unrecognized tax benefits during the nine-months ended September 30, 2013 primarily consisted of an increase for tax positions taken in the current year. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not materially change in the next twelve months.

Note 12 — Stock-Based Compensation

As of September 30, 2013, the Company has reserved 273,477 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 787,475 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised. The Company issues new shares of common stock upon exercise of stock options. There were options for an aggregate of 10,000 shares granted in the first nine months of 2013.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total cost of stock-based compensation	$129,594	$116,595	$390,269	$350,978
Amount of income tax benefit recognized in earnings	(14,590)	(16,897)	(58,393)	(62,820)
Amount charged against net income	$115,004	$99,698	$331,876	$288,158

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

A summary of the option activity for the first nine months of 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	838,662	$11.84	3.9	$2,346,063
Options granted	10,000	14.16	0.3
Options cancelled/expired	(12,075)	14.36
Options exercised	(49,112)	10.32
Outstanding at September 30, 2013	787,475	11.93	3.3	$1,754,035

Exercisable at September 30, 2013	626,950	11.32	2.7	$1,696,384

The total intrinsic value of options exercised was $10,133 and $44,382 during the three-month periods ended September 30, 2013 and 2012, respectively, and $183,421 and $336,759 during the nine-month periods ended September 30, 2013 and 2012, respectively.

A summary of the status of our unvested option shares as of September 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	209,925	$4.04
Options granted	10,000	$4.45
Options cancelled	(11,025)	$3.83
Options vested	(48,375)	$4.45
Unvested at September 30, 2013	160,525	$3.96

As of September 30, 2013, there was $459,965 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  The total fair value of option shares vested during the three-month periods ended September 30, 2013 and 2012 was $71,756 and $65,697, respectively, and $215,269 and $197,042 during the nine-month periods ended September 30, 2013 and 2012, respectively.

Note 13 — Derivative Instrument

As of September 30, 2013, the Company has one foreign currency contract outstanding with a notional amount of 15.7 million Danish krone (DKK) or $2.8 million.  The foreign currency contract was purchased to economically hedge the foreign currency fluctuation from the remeasurement of the third party seller financed note payable (Seller Note) which is denominated in DKK (Note 10).  The foreign currency contract has various settlement dates that coincide with the Company’s Seller Note payment schedule.  The term of the foreign currency contract coincides with the maturity of the Seller Note which is April 2, 2015.  The fair value of the contract resulted in an asset of approximately $217,400 at September 30, 2013, as compared to an asset of approximately $209,000 at December 31, 2012.  The increase in the fair value of the contract totaling approximately $103,100 for the three-month period ended September 30, 2013 and the increase of approximately $8,000 for the nine-month period ended September 30, 2013 were recognized in other income (expense) in the Condensed Consolidated Statements of Operations, the current portion of the receivable is recorded in other receivables, and the long-term portion is recorded in other assets as of September 30, 2013.

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

The following table provides information on those assets that are measured at fair value on a recurring basis:

		Fair Value Measurements at the end of the Reporting Period Using
Assets:	Carrying value	Significant Other Observable Inputs (Level 2)
September 30, 2013:
Foreign currency contract	$217,411	$217,411
December 31, 2012:
Foreign currency contract	$209,370	$209,370

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There were no intersegment sales for the three and nine-month periods ended September 30, 2013 and 2012.

Financial information by reportable segment for the three and nine-month periods ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30, 2013		Three months ended September 30, 2012
	Trade Revenue	Segment Operating Income (Loss)	Trade Revenue	Segment Operating Income (Loss)
Permeation	$5,596,470	$1,325,605	$4,680,997	$1,089,981
Package Testing	6,328,402	674,797	5,533,628	(638,286)
Industrial Analyzers and Other	2,265,001	(85,434)	2,091,526	313,787
Total	$14,189,873	$1,914,968	$12,306,151	$765,482

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Trade Revenue	Segment Operating Income	Trade Revenue	Segment Operating Income (Loss)
Permeation	$15,550,031	$2,630,193	$15,753,250	$3,491,806
Package Testing	18,976,020	1,183,960	12,745,486	(1,923,758)
Industrial Analyzers and Other	7,799,015	265,383	6,190,149	196,087
Total	$42,325,066	$4,079,536	$34,688,885	$1,764,135

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	100.0	100.0	100.0	100.0
Cost of sales	43.2	45.4	44.0	45.6
Gross profit	56.8	54.6	56.0	54.4
Selling, general and administrative expenses	37.0	41.5	39.1	41.8
Research and development expenses	6.3	6.9	7.3	7.5
Operating income	13.5	6.2	9.6	5.1
Other income (expense), net	(0.7)	(0.2)	(0.6)	0.3
Income before income taxes	12.8	6.0	9.0	5.4
Income taxes	3.2	2.0	1.8	2.0
Net income	9.6	4.0	7.2	3.4

Comparison of Financial Results for the Three and Nine-Month Periods Ended September 30, 2013 and 2012

Sales

Sales for the three-month period ended September 30, 2013 were $14,190,000, up 15.3% compared to $12,306,000 for the same period in 2012.  We experienced sales growth in all three of our major product segments as global economic conditions have improved, which has increased our customer’s ability to make capital equipment purchases.

Total consolidated sales to foreign customers increased 21% in the current quarter compared to the same quarter last year due primarily to strong improvement in our European and Asian markets. Domestic sales also improved by 4% for the period.   Domestic and foreign sales accounted for 32% and 68%, respectively, of our consolidated third quarter sales in 2013, and 35% and 65% of our consolidated sales, respectively, for the same period in 2012.

Sales for the nine-month period ended September 30, 2013 were $42,325,000, up 22% compared to $34,689,000 for the same period in 2012.  The growth in organic revenues was 6.8% as Dansensor sales were not included for the first quarter of 2012. The organic growth was due primarily to a 26% increase in sales in the Industrial Analyzer and Other segment as shipments of both instruments and sensors for a variety of applications showed strong improvement.

The following table summarizes total sales by reporting segments for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Permeation	$5,596,470	$4,680,997	$15,550,031	$15,753,250
Package Testing	6,328,402	5,533,628	18,976,020	12,745,486
Industrial Analyzers and Other	2,265,001	2,091,526	7,799,015	6,190,149
	$14,189,873	$12,306,151	$42,325,066	$34,688,885

The following table sets forth the relationship between various components of domestic and foreign sales for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Domestic sales	$4,473,963	$4,290,225	$13,808,562	$12,719,911
Foreign sales:
Europe	5,879,450	4,977,415	18,016,054	12,421,457
Asia	2,803,707	2,010,757	7,839,304	6,774,358
Other	1,032,753	1,027,754	2,661,146	2,773,159
Total foreign sales	9,715,910	8,015,926	28,516,504	21,968,974
	$14,189,873	$12,306,151	$42,325,066	$34,688,885

Permeation Products and Services — Sales in our Permeation segment increased 20% for the three months ended September 30, 2013 compared to the same period in the prior year, and accounted for 39% and 38% of our consolidated third quarter sales in 2013 and 2012, respectively.  Foreign sales comprised 69% of the shipments in this segment in the third quarter 2013, compared to 65% from the same period in the prior year. Sales of the new AQUATRAN® Model 2, which was designed for ultra-sensitive moisture permeation applications for solar cells, OLED displays, etc. accounted for some of the increase in the current quarter.  In addition, we believe that customers who had been utilizing our testing services during the economic slowdown are now committing to purchase their own instruments.

Sales in our Permeation segment declined 1% for the first nine months ended September 30, 2013 compared to the same period in the prior year, and accounted for 37% and 45% of our consolidated first nine months sales in 2013 and 2012, respectively.  Foreign sales comprised 65% of the shipments in this segment in the first nine months of 2013, compared to 69% from the same period in the prior year. The slight year-to-date decline in total revenue stemmed primarily from the first quarter 2013 when economic concerns, primarily in Europe, were affecting capital equipment purchases.

Package Testing Products and Services — Sales in our Package Testing segment increased 14% for the three months ended September 30, 2013 compared to the same period in the prior year, and accounted for 45% of our consolidated third quarter sales in both periods.  This group consists of headspace analyzers, leak detection instruments and gas mixers, and includes the total sales of Dansensor.  The sales increase was evident in all major product groups with the exception of leak detectors where there was a large order in the prior year that did not repeat.

Sales in our Package Testing segment, which accounted for 45% and 37% of our consolidated sales during the first nine months in 2013 and 2012, respectively, increased 49% in the first nine months 2013 compared to the same period in 2012.  Sales of Dansensor were not included in our first quarter 2012 numbers and as such, our organic sales increased 7% in the current nine month period compared to the prior year.  Sales of our recently upgraded LeakMatic and LeakPointer series of leak detection instruments accounted for a significant portion of the overall sales growth.   We also experienced growth in our on-line gas analyzer and gas mixer product lines represented by the MAP Check 3 and MAP Mix Provectus instruments, respectively.

Industrial Analyzer Products and Services and Other — Sales in our Industrial Analyzers and Other segment, which accounted for 16% and 17% of our consolidated third quarter sales in 2013 and 2012, respectively, increased 8% during the third quarter 2013 compared to the same period in 2012.  Sales in this segment are comprised mainly of instruments, sensors and services provided by our Baseline subsidiary whose sales increased 18% for the quarter.  Sales of OEM sensors and detectors for workplace safety applications accounted for the majority of the increase which was helped with orders from two new customers.  Sales of instruments from Baseline were consistent between the 2012 and 2013  quarterly periods.

Sales in our Industrial Analyzers and Other segment, which accounted for 18% of our consolidated sales for the first nine months of 2013 and 2012, increased 26% during the first nine months of 2013 compared to the same period in 2012.   Sales of instruments to the oil and gas exploration and environmental monitoring markets, as well as sales of OEM sensors and detectors for worker safety applications, accounted for the majority of the increase.

Gross Profit

The consolidated gross profit margin was 57% for the third quarter ended September 30, 2013 compared to 55% in the same period in 2012.  The gross margin in the Permeation segment improved by two percentage points due to volume increases and sales of newer products with higher margins. The gross margin in the Package Testing segment improved by four percentage points due to higher production volume and a more favorable product mix. The gross margin in the Industrial Analyzer and Other segment declined by four percentage points due primarily to the higher concentration of sensor and detector sales which carry a lower margin than the instruments sold by that group.

For the nine months ended September 30, 2013 and 2012, the consolidated gross profit margin was 56% and 54%, respectively.  The margin in 2012 was lower than normal due to an inventory adjustment that was required to be made for purchase accounting in the Package Testing segment, and which did not repeat in 2013.

The overall gross profit margin varies from quarter to quarter depending on product mix and other factors.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $5,258,000, or 37% of consolidated sales, in the three-month period ended September 30, 2013, compared to $5,104,000, or 41% of consolidated sales, in the same period of 2012.  The dollar increase in the current quarter was primarily related to higher wages and benefits, an increase in the allowance for doubtful accounts reserve due to the aging of some receivables, and contract labor associated with the implementation of the new ERP system.

SG&A expenses were $16,529,000, or 39% of consolidated sales, in the nine-month period ended September 30, 2013, compared to $14,482,000, or 42% of consolidated sales, in the same period of 2012.  The dollar increase in the current period was primarily related to a full nine months of SG&A expenses of Dansensor totaling $5,103,000 being included in our financial results for 2013 compared to $3,887,000 for the same period of 2012 when only six months of financial results from Dansensor were included.  Higher wages and benefits and contract labor as noted above were also factors in the increase in the nine-month period.  We will continue to strive to reduce SG&A expenses as a percentage of revenue, with a long term goal of having SG&A expenses be approximately 35% of revenues.

Research and Development Expenses

Research and development (R&D) expenses were $886,000 in the third quarter 2013, compared to $844,000 in the same period of 2012.  The expense for both periods is within our planned level of spending which we project to be between 6% to 8% of sales each year.

R&D expenses were $3,085,000 in the first nine months of 2013, compared to $2,610,000 in the same period of 2012.  The current period expense is higher than the previous year due primarily to a full nine-months of R&D expenses of Dansensor being included in 2013 results, which totaled $999,000 being included in our financial results for 2013 compared to $567,000 for the same period in 2012 when only six months of financial results from Dansensor were included.  The R&D expense is within our planned level of spending.

Other Income (Expense)

Other income (expense) for the three and nine-month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$4,399	$19,054	$19,208	$71,443
Foreign currency exchange gain (loss)	(24,752)	67,098	(73,236)	265,590
Interest expense	(75,248)	(111,967)	(235,318)	(223,063)
Other	293	—	3,356	2,920
	$(95,308)	$(25,815)	$(285,990)	$116,890

Income Tax Expense

Our provision for income tax expense was 25% and 33% of income before income taxes for the third quarters ended September 30, 2013 and 2012, respectively.  The rate in the third quarter 2013 was lower than the statutory rate due primarily to certain discrete adjustments totaling $109,000 recorded during the quarter. The rate in 2012 did not include a benefit for the research credit because Congress had not yet extended the credit for that year at that time.

For the nine-month period ended September 30, 2013, our income tax expense was 20% of income before income taxes compared to 38% for the same period of 2012. The rate for the first nine months of 2013 was positively impacted by tax law changes related to recently enacted legislation which lowered the corporate income tax rates in Denmark.  In addition, the domestic tax law change related to research and development credits which was effective in the first quarter 2013 also positively affected the current year rate. The 2012 provision was higher than normal due primarily to the non-deductibility of certain expenses incurred in relation to the acquisition of Dansensor.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2013 to increase somewhat from the rate noted above.  This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $1,359,000 in the third quarter 2013, compared to a net income of $493,000 in the third quarter 2012.  Diluted net income per share was $0.24 and $0.09 in the third quarters of 2013 and 2012, respectively. For the nine months ended September 30, 2013, net income was $3,027,000, or $0.53 per diluted share, compared to $1,172,000, or $0.21 per diluted share in the prior year.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities decreased $3,175,000 to $4,946,000 during the nine-month period ended September 30, 2013, compared to $8,121,000 at December 31, 2012.  Included in the September 30, 2013 total was $3,900,000 held outside of the United States.  The year-to-date decrease in cash, cash equivalents and marketable securities was primarily due to net pay-downs on our revolving lines of credit and term debt totaling $4,229,000, dividend payments of $1,798,000 and fixed asset additions of $1,308,000.  At September 30, 2013, we had $2.6 million outstanding on the revolving lines of credit.  The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46% per annum.  The four-year seller note is payable in semi-annual installments of $891,000, including interest, at 3.46% per annum.  The U.S. revolving line of credit accrues interest at 1.75% over the one-month LIBOR rate, which totaled 2.00% at September 30, 2013.  The term note and the revolving line of credit related to our U.S. borrowings are due on March 28, 2016, and we are subject to certain financial and restrictive covenants.

Our working capital as of September 30, 2013 was $10,567,000, an increase of $148,000 compared to $10,419,000 at December 31, 2012.  This increase is primarily related to a reduction in our revolving lines of credit, and an increase in trade accounts receivable and inventories, partially offset by a reduction in cash, cash equivalents and marketable securities as noted above and an increase in accounts payable.

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

Cash Flow

Cash Flow from Operating Activities

Historically, our primary source of funds has been cash provided by operating activities.  In the first nine months of 2013, cash provided by operations totaled approximately $4,415,000 due primarily to net income of $3,027,000, non-cash depreciation and amortization of $1,795,000, and an increase in accounts payable of $759,000.  These increases in cash from operating activities were partially offset by an increase in trade accounts receivable of $589,000, a reduction in deferred income taxes of $697,000, and an increase in inventories of $604,000.

In the first nine months of 2012, cash provided by operations totaled approximately $395,000 due primarily to net income of approximately $1,172,000, non-cash depreciation and amortization of $1,218,000, and a reduction in inventories of $795,000, partially offset by a reduction of accrued compensation and related expenses of $810,000, and a reduction in deferred revenue of $734,000 and accrued income taxes of $706,000.

Cash Flow from Investing Activities

Cash provided by investing activities totaled approximately $3,391,000 in the first nine months of 2013 due primarily to the receipt of proceeds from maturities of marketable securities of $5,255,000, partially offset by cash paid for intangible assets and fixed asset additions of $1,977,000.

Cash used in investing activities totaled approximately $10,528,000 in the first nine months of 2012 due primarily to the payment of cash in the amount of $12,764,000 to acquire Dansensor and the purchase of fixed assets totaling $1,071,000, partially offset by the net maturities of marketable securities of $3,340,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first nine months of 2013 totaled approximately $5,751,000 due primarily to a reduction of our term notes payable of $1,454,000, a net pay-down on our revolving lines of credit of $2,775,000, and dividends paid of $1,798,000.  These uses of cash were partially offset by the proceeds received from stock option exercises of $256,000.

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

Off-Balance Sheet Arrangements

Except for the arrangement disclosed in Note 8 related to the service agreement with Luxcel, we do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  As a result, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, accrued product warranties and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended September 30, 2013.

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

•                  Failure to comply with applicable laws and regulations and adverse changes in applicable laws or regulations; or

•                  Changes in generally accepted accounting principles

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Equity Price and Interest Rate Risk

Substantially all of our marketable securities, some of which are insured by the FDIC, are at fixed interest rates and mature within three months; therefore, we believe that the market risk arising from the holding of these financial instruments is minimal.

Foreign Currency Risk

Historically, in excess of 50% of our consolidated sales have been to international destinations.  In our U.S. operations, we invoice most of these customers in U.S. dollars, so we do not have significant exposure to foreign currency transaction risk.  In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros, Danish krone and U.S. dollars.  From time to time we use foreign exchange hedging contracts to reduce our exposure in these transactions.  We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss.  However, these have not resulted in material amounts in the past.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three and nine-month period ended September 30, 2013 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 1,358 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the three months ended September 30, 2013.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: November 12, 2013	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.