Form 10-K
period 2013-12-31
MOCON INC
filed 2014-03-28
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission File No.: 000-09273

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

____________________

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

The aggregate market value of the registrant’s common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2013 (the last business day of the registrant’s second quarter) as reported by the Nasdaq Global Market System, was $70,385,288.

As of March 24, 2014, 5,650,109 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be held May 22, 2014.

part i

This annual report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. We refer you to the information under the heading “Part I. Item 1. Business – Forward-Looking Statements.”

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

MOCON, Inc. was incorporated as a Minnesota corporation in February 1966 as Modern Controls, Inc., and was initially involved in the commercialization of technology developed for the measurement of water vapor permeating through food packaging materials. Today, the key drivers in the industries we serve are food and beverage product safety and quality, improving workplace safety, supplying testing equipment for oil and gas exploration, and analyzing the quality of air both indoors and outdoors.

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

We also provide certain laboratory testing services to companies that have a need for permeation data. These services consist primarily of testing film and package permeation for companies that:

●  wish to outsource their testing requirements to us;

●  are interested in evaluating our instrumentation prior to purchase; or

●  have purchased our products but have a need for additional throughput capacity.

Our permeation products and services accounted for approximately 38%, 43% and 68% of our consolidated sales in 2013, 2012 and 2011, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to research and development departments, as well as production and quality assurance groups.

Package Testing Products and Services

We manufacture and sell three primary products in this group: headspace analyzers, leak detection equipment and gas mixers. Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing in modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. Our headspace analyzer products include the PAC CHECK®, CheckMateTM and CheckPointTM series of off-line headspace analyzers and the MAP Check 3TM series of on-line analyzers for continuous and intermittent monitoring of Modified Atmosphere Packaging (MAP) and other gas flushing operations. Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages. We currently manufacture three types of leak detection instruments. The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products. Our leak detection products include the LeakMatic IITM and LeakPointer IITM series of instruments, and our Models 4000 and 4500 leak detectors.

Our gas mixers are used in the food production environment to assure that the package has been properly flushed with the correct mixture of gases. Our gas mixer products include the MAP Mix Provectus and MAP Mix 9001 on-line instruments. Our package testing products and services group accounted for 44%, 39% and 12% of our consolidated sales in 2013, 2012 and 2011, respectively.

Industrial Analyzer Products and Services and Other

We manufacture and distribute advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and indoor air quality.

In this group, we manufacture and sell two types of gas analyzer instruments: gas chromatographs (GCs) and total hydrocarbon analyzers (THAs). These instruments are typically installed in fixed locations at the monitoring sites and perform their functions of detecting and measuring various hydrocarbons continually or at regular intervals. We also make miniaturized gas sensors and detectors which are sold to original equipment manufacturers (OEMs) of mobile gas safety equipment.

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

Sales of our gas analysis and monitoring products accounted for approximately 17% to 18% of our consolidated sales in each of the years 2013, 2012 and 2011. We market some of these products under the names BEVALERT®, PETROALERT®, and piD-TECH®.

Microbial Detection Products

Our microbial detection products are designed to rapidly detect microbial growth in food and beverage samples. Using the total viable count (TVC) method, our GreenLight® series of instruments perform rapid and precise measurements to determine the presence or absence of aerobic bacteria in food products or ingredients. There are two models of the GreenLight product line currently available. While increasing, as of December 31, 2013, sales of this product line have not achieved expected levels.

Our industrial analyzer products and services and other group accounted for 18%, 18% and 20% of our consolidated sales in 2013, 2012 and 2011, respectively.

Competition

We have several competitors for all of our products and services in both foreign and domestic markets. The principal competitive factors for our products and services are:

●	product quality and performance;
●	product reliability;
●	product support; and
●	price.

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

Patents, Trademarks and Other Intellectual Property Rights

We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both United States and international patents and have U.S. and international patents pending. We currently hold 49 active U.S. patents and 58 foreign patents which will expire during the period from 2014 through 2032, and have another 74 patents pending. We do not believe that the expiration of our patents on their scheduled expiration dates will have a material adverse effect on our business.

We own, have the right to use, or have applied for certain trademarks which protect and identify our products. Our trademarks and service marks include the following: MOCON®, APCHECK®, AQUATRACE®, AQUATRAN®, AROMATRAN®, AROMATRAX®, BASELINE®, BEVALERT®, CALCARD®, CAL-SMART®, CheckPoint, CMV-2, COULOX®, FLO SMART®, GREENLIGHT®, HERSCH®, ISM-3, LeakMatic, LeakPointer, LIPPKE®, LIQUI-BLOK®, MAP Check 3, MAP Mix, MICROANALYTICS®, MULTICHECK®, OPTECH®, OX-TRAN®, PAC CHECK®, PAC GUARD®, PERMATRAN-C®, PERMATRAN-W®, PETROALERT®, piD-TECH®, QUICK START®, SKYE® and VOC-TRAQ®. Our trademarks and service marks have a life of 5 to 20 years, and are subject to periodic maintenance which may be extended in accordance with applicable law.

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

Backlog

As of December 31, 2013, our total backlog was $6,963,000 for all of our products as compared to $4,893,000 and $4,686,000, as of December 31, 2012 and 2011, respectively. We anticipate shipping substantially all of the current backlog in 2014.

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

We incurred expenses of $4,032,000, $3,636,000 and $2,403,000 during the fiscal years ended December 31, 2013, 2012 and 2011, respectively, for research and development (R&D) of our products. These amounts were approximately 6% to 7% of our consolidated sales for each of those three fiscal years. On an annual basis, we currently intend to spend approximately 6% to 8% of our consolidated sales on R&D in the future.

Working Capital Practices

We strive to maintain a level of inventory that is appropriate given our projected sales. Our domestic and international payment terms vary, however, generally range between 30 and 90 days. International sales are, in some cases, transacted pursuant to letters of credit.

Seasonality

Our business is not seasonal in nature.

Employees

As of December 31, 2013, we had approximately 250 full-time employees. Included in this total are approximately 25 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

Executive Officers of the Registrant

Our executive officers, their ages and their offices held, as of March 24, 2014 are as follows:

Name	Age	Title

Robert L. Demorest	68	Chairman of the Board, President and Chief Executive Officer, MOCON, Inc.
Donald N. DeMorett	55	Chief Operating Officer, MOCON, Inc.
Darrell B. Lee	65	Vice President, Chief Financial Officer, Treasurer and Secretary, MOCON, Inc.
Daniel W. Mayer	63	Executive Vice President, MOCON, Inc.

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

Mr. Darrell B. Lee has been our Chief Financial Officer, Vice President, Treasurer and Secretary for more than five years. Mr. Lee is also a director of Ikonics Corporation, a publicly traded company located in Duluth, Minnesota, and is chairman of its audit committee.

Mr. Daniel W. Mayer has been our Executive Vice President for more than five years.

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our website or otherwise. All statements other than statements of historical facts included in this Annual Report on Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations, addressable market size estimates and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained in the notes to our consolidated financial statements and elsewhere in this Annual Report on Form 10-K, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, refer to this Annual Report on Form 10-K under Part I, Item 1A, “Risk Factors.”

All forward-looking statements included in this Annual Report on Form 10-K are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. The expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Item 1A. Risk Factors.” The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses, if not corrected, could affect the reliability of our financial statements and have other adverse consequences.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal control over financial reporting. This report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. In addition, the report must contain a statement that our auditors have issued an attestation report on management’s assessment of such internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2013, as disclosed in “Item 9A. Controls and Procedures”. Failure to have effective internal controls could lead to a misstatement of our financial statements or prevent us from filing our financial statements in a timely manner. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common shares could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

We intend to take further action to remediate the material weaknesses and improve the effectiveness of our internal control over financial reporting, as described in “Item 9A. Controls and Procedures”. However, we can give no assurances that the measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

If we fail to effectively integrate Dansensor with the rest of our organization, our operating results could be negatively impacted.

If we fail to successfully integrate Dansensor, then the intangibles or long-lived assets that resulted from the acquisition may be deemed “impaired.” In that case, we must assess whether the amounts reflected on the consolidated balance sheet which relate to this acquisition exceed their fair value. Any write-down to adjust these values will reduce our reported net income and could possibly have a negative effect on our stock price.

If economic conditions decline, companies may reduce their capital spending which could adversely affect our business, operating results and financial condition.

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. Our customers include pharmaceutical, food, medical and chemical companies, laboratories, government agencies and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. Decreases in capital spending by any of these customer groups could have a material adverse effect on our sales, business and results of operations.

Further, our customers’ and independent representatives’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. If investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could decrease.

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

We have identified a number of strategies that we believe will allow us to grow our business and increase our sales in markets experiencing minimal growth. This includes developing new products and technologies, entering new markets such as food safety, capitalizing on our relationship with Luxcel Biosciences Limited, developing new applications for our technologies, acquiring complementary businesses and product lines, and strengthening our sales force. However, we can make no assurance that we will be able to successfully implement these strategies, or that these strategies will result in the growth of our business or an increase in our sales. Acquisitions that we may find attractive may be subject to the consent of Wells Fargo Bank under the credit agreement we intend to execute with them.

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

Sales outside the United States accounted for approximately 67% of our sales in 2013, 64% in 2012 and 56% in 2011, and we expect that foreign sales will continue to account for a significant portion of our revenues in the future. Sales to customers in foreign countries are subject to a number of risks including, among others:

●	agreements may be difficult to enforce;
●	receivables may be difficult to collect;
●	certain regions may experience political unrest and conflict and economic instability;
●	foreign customers may have longer payment cycles;
●	the countries into which we sell may impose tariffs or adopt other restrictions on foreign trade;

●	currency fluctuations could reduce reported profitability in future periods;
●	fluctuations in exchange rates may affect product demand;
●	legal and regulatory requirements may be difficult to monitor and comply with, especially if inconsistent with U.S. laws and regulations;
●	customizing products for foreign countries and managing and staffing international operations may lead to increased costs; and
●	protection of intellectual property in foreign countries may be more difficult to enforce.

If any of these risks were to materialize, our sales into foreign countries could decline, or our operating costs could increase, which would adversely affect our financial results.

Fluctuations in foreign currency exchange rates could result in declines in our reported net sales and net earnings.

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency transaction risk arising from transactions in the normal course of business, such as sales to third party customers and purchases from suppliers denominated in foreign currencies. From time to time, we have elected to engage in hedging activity to mitigate our risk in this area. At December 31, 2013, there were no forward contract hedge instruments in place in our foreign operations. In addition, a portion of our international revenue is derived through third party distributors. As a result, we are dependent upon the financial health of our distributors. We also are dependent upon the compliance of our distributors with foreign laws and the U.S. Foreign Corrupt Practices Act, or the FCPA. If a distributor were to go out of business, it would take substantial time, cost and resources to find a suitable replacement.

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

We recently implemented a new enterprise resource planning (ERP) system which included a major upgrade of the software used to run a number of the key processes critical to our business.  We have experienced unanticipated difficulties in preparing financial reports on a timely basis using the system which has resulted in a failure to file some periodic reports with the SEC on a timely basis.  In addition, these difficulties have also caused us to incur additional expense in preparing reports using alternate means.  Although we have implemented a remediation plan to correct the issues we have had with this system, if the remediation plan is not successful or if we continue to have difficulties obtaining timely financial information from the system, we will continue to incur additional costs to prepare our periodic reports and we may have other delinquent filings.  In addition, if the new system does not otherwise function according to our expectations, it could adversely impact our results of operations and hinder our ability to adequately serve our customers.

The market price of our common stock has fluctuated significantly in the past, and will likely continue to do so in the future, and any broad market fluctuations may materially adversely affect the market price of our common stock.

The market price of our common stock has been volatile in the past, ranging from a high sales price of $15.80 and a low sales price of $13.28 during 2013, and several factors could cause the price to fluctuate substantially in the future. These factors include:

●	announcements of new products by us or our competitors;
●	quarterly fluctuations in our financial results;
●	merger and acquisition activity in our industry segment;
●	customer contract awards;
●	a change to the rates at which we have historically paid dividends, which could be impacted by our credit agreement with Wells Fargo Bank;
●	developments in regulation; and
●	general economic and political conditions in the various markets where our products are sold.

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

Over the past three years we began to market our newest BevAlert system and OpTech-O2 analyzer. We believe that there are significant addressable markets for both of these products and while we believe both of these products are superior in many respects to other similar products being sold by our competitors, each one is new to the marketplace and may not gain the market acceptance necessary to allow us to capitalize on what we believe will be an increasing demand in the food and beverage industries for safety testing and monitoring products. While we have realized increasing sales of our BevAlert system and modest sales to date of our OpTech-O2 analyzer, there can be no assurance that sales of these products will continue. In August 2011, we introduced the GreenLight food safety test instrument which determines the presence or absence of bacteria in food products or ingredients. While we believe this product represents a dramatic improvement over existing technology being used in the food industry, we have not realized significant revenues to date.

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

Dansensor A/S and subsidiaries located in Germany, France, Spain, Italy and Denmark lease an aggregate of approximately 39,000 square feet. These buildings are leased through various dates until December 2019. These properties are utilized for the operations of the Package Testing segment.

Our Texas laboratory operations occupy approximately 5,100 square feet of space in the metropolitan area of Austin, Texas. This space is leased until February 2015. This property is utilized for the operations of the Permeation segment.

Our operations located in Neuwied, Germany occupy approximately 8,075 square feet. This space is leased until July 2018. This property is utilized for the operations of the Permeation segment.

The MOCON (Shanghai) Trading Co., Ltd. operations are located in Shanghai, China, and occupy approximately 1,000 square feet. This space is leased until December 2014. This property is utilized in the operations of the Permeation segment.

In addition to our leased facilities described above, we own approximately two acres of land and a building located near Boulder, Colorado that consists of approximately 9,300 square feet of office and production space.

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

	2013			2012
Fiscal Period	High	Low	Dividend	High	Low	Dividend

1st Quarter	$14.97	$13.86	$0.110	$20.15	$15.75	$0.105
2nd Quarter	$14.50	$13.28	$0.110	$17.85	$15.07	$0.105
3rd Quarter	$14.81	$13.32	$0.110	$15.95	$14.27	$0.105
4th Quarter	$15.80	$13.64	$0.110	$15.23	$14.00	$0.105

We have paid quarterly cash dividends without interruption or decline since 1988. Cash dividends paid in 2013, 2012 and 2011 totaled $2,409,000, $2,272,000 and $2,105,000, respectively. Our Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on our common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board. Under the loan agreement we have with Wells Fargo Bank, we are required to maintain certain financial ratios. One of these ratios will be impacted by the amount of dividends we pay. If paying dividends at our historical rate were to cause us to be out of compliance with this ratio, or otherwise cause us to be in breach of our covenants under our loan agreement with Wells Fargo Bank, we may be required to reduce or eliminate dividends until such time as we are able to repay our loan, regain compliance with the financial ratios and other covenants in the loan agreement, or negotiate a waiver or amendment with Wells Fargo Bank.

For information concerning securities authorized for issuance under equity compensation plans, please see Part III – Item 12.

Holders

As of March 24, 2014, there were approximately 300 holders of record and approximately 3,400 beneficial holders of our common stock.

Issuer Repurchases of Equity Securities

Other than the withholding of 76,495 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2013. We currently are not authorized by our Board of Directors to make repurchases of our common stock, and we are restricted from doing so under our credit agreement with Wells Fargo Bank.

Recent Sales of Unregistered Securities

During the fourth quarter and year ended December 31, 2013, we did not issue or sell any shares of our common stock or other equity securities of MOCON without registration under the Securities Act of 1933, as amended.

Stock Performance Graph

The following graph compares the cumulative shareholder return on MOCON’s common stock to the S&P 500 Index and a peer group consisting of five companies with a market capitalization similar to MOCON. The peer companies were selected from the scientific and technical instruments industry within the technology sector. The graph compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2008, including the reinvestment of all dividends. The peer group consists of the following companies: CyberOptics Corporation, eMagin Corporation, Perceptron, Inc., Sypris Solutions, Inc. and Transcat, Inc. We chose these five companies because they operate in the same technology sector that we do and have a market capitalization similar to ours.

	12/08	12/09	12/10	12/11	12/12	12/13

MOCON, Inc.	100.00	108.97	158.02	200.95	185.73	210.14
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	150.30	240.89	215.19	196.09	224.00

Item 6.           SELECTED FINANCIAL DATA

		Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:

Sales	$57,108	$49,941	$37,361	$31,549	$26,638
Net income	3,461	2,002	5,451	4,518	2,910
Net income per common share:
Basic	0.62	0.37	1.02	0.87	0.54
Diluted	0.61	0.35	0.98	0.84	0.53
Cash dividends declared per share	0.44	0.42	0.40	0.38	0.36

		As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:

Current assets	$27,569	$26,913	$23,357	$19,399	$23,706
Total assets	58,704	57,220	39,705	34,339	30,327
Current liabilities	16,935	16,494	6,140	5,632	4,088
Noncurrent liabilities	4,300	6,845	325	298	257
Stockholders' equity	37,469	33,881	33,240	28,409	25,982

Item 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAl CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties including those discussed under the heading “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. For more information, see “Part I Item 1 Business — Forward-Looking Statements” of this Annual Report on Form 10-K. The following discussion of the results of the operations and financial condition of MOCON should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

MOCON, Inc. and its subsidiaries (collectively, the “Company”) develops, manufactures, markets and services products, and provides consulting services, primarily in the measurement and analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and chemical compounds. We continually seek growth opportunities through technological and product improvement, by acquiring and developing new products, and by acquiring synergistic companies or rights to technologies. The Company’s acquisition of Dansensor A/S (Dansensor) expanded the Company’s offerings into the Modified Atmosphere Packaging (MAP) market world-wide. MAP technology enables food packagers in a variety of food service industries to provide an extended shelf life by altering the gas mixture within the packaged environment resulting in the elimination of chemical preservatives or stabilizers.

We have three primary operating locations in the United States – Minnesota, Colorado and Texas – and foreign operations in Denmark, France, Germany, Italy, Spain and China. We use a mix of direct sales force and independent sales representatives to market our products and services in the United States, Canada, Denmark, Germany and China and use a network of independent sales representatives to market and service our products and services in other foreign countries.

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

Historically, a significant portion of our sales has come from international customers. The international portion of our consolidated sales in 2013 increased from recent historical trends as the principal portion of Dansensor’s sales are to European customers.

Our research and development costs were approximately 7% of our consolidated sales in both 2013 and 2012, and 6% of our consolidated sales in 2011. On an annual basis, we intend to spend approximately 6% to 8% of our sales on research and development in the future.

While these items are important in understanding and evaluating our financial results, certain trends, such as our international sales accounting for a significant portion of our revenues, and other transactions or events such as those discussed later in this Management’s Discussion and Analysis, may also have a material impact on our financial results.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. Our terms are generally FOB shipping point with no right of return, except in rare cases, and customer acceptance of our products is not required. The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. We do not have distributors who stock our equipment. We do not offer rebates, price protection, or other similar incentives, and discounts when offered, are recorded as a reduction in revenue. We record revenue net of sales tax charged to the customer.

Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts.

Periodically, we have shipments of products to customers where we are required to recognize revenue under the accounting guidance related to multiple element arrangements. This guidance provides that the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling price, as demonstrated by vendor-specific objective evidence (VSOE) or third-party evidence (TPE). Where VSOE or TPE is not available, revenue will be allocated using an estimated selling price.

Allowance for Doubtful Accounts and Sales Returns

Our allowance for doubtful accounts and sales returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated sales returns. The reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and sales returns. The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions. We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2013 and 2012, we had $315,417 and $303,839, respectively, reserved against our accounts receivable for doubtful accounts and sales returns.

Accrual for Excess and Obsolete Inventories

We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of sales for amounts identified. Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence, and the on-hand quantities relative to the sales history of that component. We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise. As of December 31, 2013 and 2012, we had $581,990 and $488,550, respectively, accrued for excess and obsolete inventories.

Recoverability of Long-Lived Assets

We assess the recoverability of intangibles and other long-lived assets periodically whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset’s carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges. We did not record any long-lived asset impairment charges in 2013 or 2012.

Goodwill

We assess the recoverability of goodwill on our annual measurement date or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. Goodwill is considered to be impaired if it is determined that the carrying amount of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires us to make judgments regarding the fair value of the net assets of our reporting units and the allocation of the carrying amount of shared assets to the reporting units. Our annual assessment included comparison of the carrying amount of the net assets of a reporting unit, including goodwill, to the fair value of the reporting unit. A significant change in our market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. We performed our annual 2013 assessment during the fourth quarter, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were substantially in excess of their carrying values.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. At December 31, 2013 and 2012, we provided a valuation allowance in the amount of $108,000 and $76,000, respectively, against our net deferred tax assets.

ASC 740 requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. Under ASC 740, once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amount of $304,000 and $265,000 in 2013 and 2012, respectively, for estimated exposures associated with uncertain tax positions. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for fiscal years ended December 31, 2013, 2012 and 2011. Our historical financial data were derived from our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Percent of Sales
	2013	2012	2011

Sales	100.0	100.0	100.0
Cost of sales	45.2	45.3	37.2
Gross profit	54.8	54.7	62.8
Selling, general and administrative expenses	39.3	40.7	34.6
Research and development expenses	7.1	7.3	6.4
Operating income	8.4	6.7	21.8
Other income (expense), net	(0.6)	0.1	0.2
Income before income taxes	7.8	6.8	22.0
Income taxes	1.7	2.8	7.4
Net income	6.1	4.0	14.6

The following table summarizes total sales by segment for 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011

Permeation	$21,394,485	$21,235,611	$25,303,120
Package Testing	25,241,298	19,682,513	4,713,270
Industrial Analyzers and Other	10,472,448	9,022,401	7,344,477

Total sales	$57,108,231	$49,940,525	$37,360,867

The following table sets forth the relationship between various components of domestic and foreign sales for 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011

Domestic sales	$19,052,295	$17,973,487	$16,297,487
Foreign sales:
Europe	23,966,303	18,744,215	8,654,088
Asia	10,480,719	9,591,071	8,237,348
Other	3,608,914	3,631,752	4,171,944
Total foreign sales	38,055,936	31,967,038	21,063,380
Total sales	$57,108,231	$49,940,525	$37,360,867

Sales

     Fiscal 2013 vs. Fiscal 2012

Sales for 2013 were $57.1 million, an increase of 14% compared to $49.9 million for 2012. During 2013, we experienced significant growth in our Package Testing segment due to a full twelve months of sales from Dansensor. The increase in Dansensor sales was $5.8 million as 2012 sales numbers for Dansensor represent nine months activity, since the acquisition date was April 2, 2012. This segment accounted for 44% of total consolidated sales for 2013 compared to 39% in the prior year, and increased 28% for the year. The impact of price increases was not significant in 2013.

Permeation Testing Products and Services

Sales of our permeation testing products and services, which accounted for 38% and 43% of our consolidated sales in 2013 and 2012, respectively, increased 1% in 2013 compared to 2012. This increase in permeation sales was evident in our domestic markets, and offset by a slight decline in our international markets. The permeation business is in a mature market and not expected to grow at the same rate as our other reportable segments. The recent emphasis on the consulting portion of this segment resulted in a 9% increase in consulting and testing revenues for the current year. We believe that the services provided on the consulting side will ultimately lead to future sales of our instruments. Sales of instruments picked up in the second half of 2013, with shipments of the new AQUATRAN® Model 2, which was designed for ultra-sensitive moisture permeation applications for solar cells, OLED displays, etc., accounting for some of the increase.

Package Testing Products and Services

Sales of our package testing products (headspace analyzers, leak detectors and gas mixers), which accounted for 44% and 39% of our consolidated sales in 2013 and 2012, respectively, increased $5.6 million, or 28% in 2013 compared to 2012. The growth came primarily from Dansensor which was included for nine months in 2012. Sales of our LeakMatic and LeakPointer series of leak detection instruments accounted for a significant portion of the overall sales growth. We also experienced growth in our on-line analyzer and gas mixer product lines represented by the MAP Check 3 and MAP Mix Provectus instruments, respectively. The addition of Dansensor has strengthened our position in providing solutions to customers in the MAP instrumentation (modified atmospheric packaging) area.

Industrial Analyzer Products and Services and Other

Sales in this product segment increased 16% in 2013 compared to 2012. The majority of sales in this segment are gas analyzers, sensors and detectors. The instruments produced and sold in this segment are primarily for use in the oil and gas exploration, environmental air quality monitoring, and CO2 purity for carbonated beverages markets. The increase in oil and gas drilling activity commensurate with higher oil prices has been a positive driver for our sales of monitoring instruments. The demand for more rigid monitoring of pollutants being discharged into the atmosphere, especially outside the United States, has been a driver for the growth in sales of our hydrocarbon analyzers and gas chromatograph instruments. Sales of OEM sensors and detectors also increased in 2013 compared to the prior year.

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

Industrial Analyzer Products and Services and Other

Sales of our gas analyzers, sensors and detector products comprise the majority of sales in this segment. Sales of these products increased 23% to $8.4 million in 2012 compared to 2011. This increase was due primarily to higher sales of gas chromatographs and hydrocarbon analyzers. These instruments were purchased primarily for use in the oil and gas exploration, environmental air quality monitoring, and CO2 purity for carbonated beverages markets. The increase in oil and gas drilling activity commensurate with higher oil prices as well as increased concerns over the discharge of pollutants into the atmosphere, have been positive drivers for our sales of monitoring instruments. Sales of OEM sensors and detectors also increased in 2012 compared to the prior year.

The results of our microbial detection products group are also included in this reporting segment. Sales in this group consist primarily of the GreenLight series of products which are designed to detect microbial activity in food and beverage products as well as other applications. Through 2012, sales of this product group had not been significant. Sales of our weighing and gauging products are also included in this segment and are not significant in relation to the total segment sales. Total sales of our microbial detection and weighing and gauging products amounted to $626,000 in 2012 compared to $542,000 in 2011.

Gross Profit

     Fiscal 2013 vs. Fiscal 2012

Our overall gross profit percentages were consistent at 54.8% and 54.7% during 2013 and 2012, respectively.

The gross margin in our Permeation segment dropped from 64.4% in 2012 to 62.8% in the current year. The primary reasons for the decline were lower sales in Europe in the current year, where we tend to produce better profit margins, and a higher proportion of consulting and testing revenue in the current year which traditionally shows lower margins.

The gross margin in our Package Testing segment increased from 42.9% in 2012 to 47.2% in 2013. The margin in 2012 was lower than historical levels due primarily to the costs associated with the Dansensor acquisition, which included the sale of inventory which had been written-up to fair market value due to purchase accounting requirements. In 2013, our margins were lower than planned due primarily to a shift in product mix which was necessitated by a warranty issue with one of our purchased sensors, and a one-time compensation adjustment for some of our European employees.

The gross margin in our Industrial Analyzers and Other segment declined slightly to 56.5% in 2013 compared to 57.7% in 2012. The primary reason for the decline was the shift in product mix, which resulted in a larger proportion of the sales coming from sensors and detectors, which tend to carry lower margins than the scientific instruments.

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

Selling, General and Administrative Expenses

     Fiscal 2013 vs. Fiscal 2012

Selling, general and administrative expenses were $22.4 million and $20.3 million, or 39.3% and 40.7% of sales in 2013 and 2012, respectively. The dollar increase in the current year was due primarily to the fact that only nine months of expenses were included for Dansensor in 2012. The percentage decrease for the current year was primarily the result lower professional fees, as over $800,000 in costs were incurred in 2012 for professional fees related to the acquisition.

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

Research and Development Expenses

     Fiscal 2013 vs. Fiscal 2012

Research and development (R&D) expenses were $4.0 million and $3.6 million in 2013 and 2012, or 7.1% and 7.3% of sales, respectively. The dollar increase in 2013 is primarily due to the fact that only nine months of Dansensor expenses were included in 2012. For the foreseeable future, we intend to continue to allocate on an annual basis approximately 6% to 8% of sales to research and development. We believe continued R&D expenditures are necessary as we develop new products to expand revenue opportunities in our niche markets and remain competitive.

     Fiscal 2012 vs. Fiscal 2011

Research and development (R&D) expenses were $3.6 million and $2.4 million in 2012 and 2011, or 7.3% and 6.4% of sales, respectively. The increased expense in 2012 is primarily related to the addition of Dansensor expenses totaling approximately $918,000, which were not included in our 2011 numbers. The level of spending was within our planned range.

     Other Income (Expense), Net

Other income (expense), net for 2013, 2012 and 2011 was as follows:

	Years Ended December 31,
	2013	2012	2011

Interest income	$21,896	$83,416	$117,680
Interest expense	(298,769)	(308,389)	-
Foreign currency exchange gain (loss)	(83,139)	242,564	(37,276)
Other	849	2,921	(805)
Total other income (expense)	$(359,163)	$20,512	$79,599

Interest income decreased in 2013, as compared to 2012, due to lower average invested balances of cash and marketable securities. The interest expense in 2013 is related to the debt incurred in connection with the Dansensor acquisition, and the foreign currency exchange loss was primarily related to revaluing the foreign currency contract and Seller Note to fair value.

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

Income Tax Expense

Our provision for income taxes for 2013 was $963,000, or 21.8% of income before income taxes, compared to $1.4 million, or 40.8% of income before income taxes for 2012. The current year effective tax rate is lower than the expected statutory rate due primarily to the effect of foreign operations where we generally experience lower tax rates, the reduction of future tax rates in Denmark which decreased a deferred tax liability which arose at the time of the Dansensor acquisition, the recognition of the research credit for 2012 which was not allowed in the prior year, and the research credit and domestic manufacturing deduction for the current year.

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

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities decreased $3.8 million during 2013 to $4.3 million as of December 31, 2013, compared to $8.1 million at December 31, 2012. Of the $4.3 million in cash, cash equivalents and marketable securities as of December 31, 2013, $4.0 million was held at banks located primarily in Germany and Denmark. The main reasons for the decrease were cash used to pay down our term loans and revolving lines of credit in the amount of $3.6 million, pay dividends totaling $2.4 million, and acquire property, plant and equipment for $1.5 million. These major uses of cash were partially offset by $3.6 million in cash generated from operations.

Our working capital as of December 31, 2013 increased $215,000 to $10.6 million, compared to $10.4 million at December 31, 2012. The main reasons for the increase were higher accounts receivable and inventories, partially offset by higher accounts payable.

We currently have available a $5.0 million secured revolving line of credit at our bank with a final maturity date of March 28, 2016. In addition, Dansensor has an available line of credit totaling 10 million DKK (approximately $1.84 million) at a Danish bank, of which approximately $1.6 million was available as of December 31, 2013.

Historically, we have invested a large portion of our available cash in highly liquid certificates of deposit, municipal bonds and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain. We do not have any investments in auction rate or hard-to-value securities.

We have historically financed our operations, capital equipment and other cash requirements through cash flows generated from operations. As a result of the acquisition of Dansensor in 2012, we entered into a credit agreement totaling $8.5 million with Wells Fargo Bank as well as a seller financed note payable totaling approximately $6.5 million to PBI Holding A/S, the sellers of Dansensor. We believe that a combination of our existing cash, cash equivalents and marketable securities, funds available under the revolving credit facilities, and an expected continuation of cash flow from operations, will continue to be adequate to fund operations and working capital, make the required payments on the indebtedness, fund capital expenditures and pay dividends that our Board of Directors may declare in the future. For those international earnings considered to be reinvested indefinitely, we currently have no intention to, and plans do not indicate a need to, repatriate the funds related to those earnings for U.S. operations. Our belief is based on current business operations and economic conditions and assumes that we continue to operate our business in the ordinary course.

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

Cash Flow

Cash Flows from Operating Activities

Our primary source of funds has historically been cash provided by operating activities. Cash flow from operating activities totaled $3.6 million, $521,000 and $8.1 million in 2013, 2012 and 2011, respectively. The main reasons for the increase in 2013 were the higher net income and increased depreciation and amortization, partially offset by a continued increase in trade accounts receivable and an increase in inventory. The main reasons for the decrease in 2012 were related to lower net income, an increase in trade accounts receivable due in part to strong fourth quarter shipments, and a reduction in deferred revenue due to the timing of customer prepayments. Working capital requirements typically will increase or decrease with changes in the level of sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Income tax payments and any employee incentive payments affect the timing of our operating cash flow as they are accrued throughout the year but paid on a quarterly, semi-annual or annual basis.

Cash Flows from Investing Activities

Cash provided by investing activities totaled $3.2 million in 2013 as compared to cash used of $10.1 million and $5.8 million in 2012 and 2011, respectively. The primary reasons for cash provided in 2013 were the net proceeds from maturities of marketable securities of $5.5 million, partially offset by purchases of property, plant and equipment of $1.5 million and cash paid for intangible assets of $951,000. The primary reasons for cash used in 2012 were the cash paid as partial consideration for the Dansensor acquisition and purchases of property, plant and equipment, of which our new ERP system was the largest addition. The primary reasons for cash used in 2011 were the net purchases of marketable securities and purchases of property, plant and equipment. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flows from Financing Activities

Cash used in financing activities totaled $5.2 million in 2013 due primarily to the pay-down of term loans in the amount of $2.5 million, the net reduction of the revolving lines of credit totaling $1.1 million, and dividend payments in the amount of $2.4 million. Cash provided by financing activities in 2012 was $3.4 million, due primarily to the net proceeds received from the revolving line of credit of $5.3 million, partially offset by dividends paid in the amount of $2.3 million.   Cash used in 2011 was $636,000 which was due to dividends paid in the amount of $2.1 million partially offset by proceeds from the exercise of stock options.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Notes payable	$4,093	$2,789	$1,304	$-	$-
Revolving lines of credit	4,264	4,264	-	-	-
Operating and capital leases	7,436	1,251	1,452	1,302	3,431
Purchase obligations	3,783	3,783	-	-	-
Total contractual cash obligations	$19,576	$12,087	$2,756	$1,302	$3,431

In March 2011, we signed a 15-year lease for a property which replaced our former Minneapolis headquarters and operations center. The lease commenced on June 1, 2011. The required future minimum lease payments, starting at $367,000 per year and subject to annual increases, have been included in the above table.

Dansensor has operating lease agreements for company automobiles as well as the buildings occupied by each subsidiary location in Germany, Spain, Italy, France and Denmark. The required minimum lease payments range from $7,000 to $530,000 per year and are included in the table above. The leases have various maturity dates through December 2019.

We have a $5.0 million secured revolving line of credit that expires March 28, 2016 of which $4.0 million was outstanding at December 31, 2013. In addition, Dansensor has a DKK 10 million (approximately $1.84 million) available line of credit of which approximately $264,000 was outstanding as of December 31, 2013. Both outstanding amounts are included in the above table.

In August 2012, we entered into a foreign currency contract to act as a hedge against fluctuations in a Danish krone-denominated seller financed note payable. This contract had a notional amount totaling approximately DKK 38.8 million or approximately $6.5 million, bearing an exchange rate of 5.96 U.S. dollars per Danish krone, and matures on April 2, 2015. At December 31, 2013, the contract had a fair value of approximately $183,000 which is recognized in other assets on the consolidated balance sheet.

In relation to our accrual for uncertain tax positions, we had $304,000 and $265,000 at December 31, 2013 and 2012, respectively. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. Due to the uncertainty regarding the timing of these liabilities, we have excluded these amounts from the contractual obligations table.

We have a severance agreement with four of our executive officers and two divisional officers which provides for the payment to the officer of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the officer’s current annual salary depending on the reason for termination. These amounts are not included in the contractual obligations table.

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

Recently Issued Accounting Guidance

There was no guidance issued by the FASB during 2013 that we believe will have a significant effect on our consolidated financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks and interest-bearing cash equivalents and short-term investments which are generally instruments with maturities of three months or less. Based on our average debt balances during 2013, a 100 basis point change in interest rates would potentially increase or decrease interest expense, net of offsetting impacts in interest income, by approximately $38,000.

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

Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. We historically have not experienced any material foreign currency translation gains or losses, however, we have realized a net foreign currency transaction loss in 2013.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2013:
Sales	$14,447	$13,688	$14,190	$14,783
Gross profit	7,977	7,656	8,059	7,576
Net income	867	802	1,359	434
Net income per common share:
Basic	$0.16	$0.14	$0.24	$0.08
Diluted	0.15	0.14	0.24	0.08

2012:
Sales	$9,183	$13,199	$12,306	$15,252
Gross profit	5,809	6,334	6,713	8,478
Net income (loss)	821	(142)	493	830
Net income (loss) per common share:
Basic	$0.15	$(0.03)	$0.09	$0.15
Diluted	0.14	(0.03)	0.09	0.15

Note:	The sum of the quarterly amounts above may not agree with annual amounts due to rounding.

ITEM 9A. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

MOCON’s management, under the direction of our Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting that is described below in Management’s Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of the December 31, 2013.

(b)     Management’s Report on Internal Control over Financial Reporting

MOCON’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2013.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of its assessment, the Company identified the following material weakness in internal control over financial reporting as of December 31, 2013:

We did not design process level management review controls that operated at a sufficient level of precision, and we did not maintain appropriate controls over reviewing development and change management processes for our general information technology control environment, relating to the recognition and measurement of sales, inventories and income taxes.

As a result, management has concluded that these control deficiencies could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness.

KPMG LLP, an independent registered public accounting firm, has issued an adverse auditors’ report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2013, which is included elsewhere in this Form 10-K.

(c)     Remediation Plan for Material Weakness in Internal Control over Financial Reporting

The Company and its Board of Directors take the control and integrity of the Company’s financial statements seriously and believe that it is essential to maintain a strong internal control environment. Accordingly, with the oversight of senior management and our audit committee, we have developed, and are currently implementing, a remediation plan for the material weakness described above. Until the material weakness is remediated, we will continue to perform additional procedures to reasonably assure the reliability of financial reporting and the preparation of our consolidated financial statements contained in future periodic filings.

The Company is taking the following actions to remediate the material weakness described above;

●

We instituted a plan to design, document, implement and test the IT general and application controls that we believe will support the remediation of the material weakness in the Company's internal control over financial reporting. We expect to achieve operational effectiveness of these controls in 2014.

●	We will enhance the design and performance of various review controls over revenue, inventory and income taxes, including management review and analysis of variances, and significant calculations.

The successful remediation of the material weakness will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal control over financial reporting as of December 31, 2014. As we continue these remediation efforts, we may determine that additional measures should be taken to address these or other control deficiencies, and/or that we should modify the remediation plan described above.

(d)    Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except as noted above.

ITEM 9B.       OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under Item 10 of this Annual Report on Form 10-K is to be contained under the headings “Proposal One – Election of Directors — Information About Board Nominees,” “Proposal One – Election of Directors — Additional Information About Board Nominees,” “Corporate Governance — Information About our Board and its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

The information concerning our executive officers is included in this Annual Report under Item 1, “Executive Officers” and is incorporated herein by reference.

During the fourth quarter 2013, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

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

To request a copy of the charters of our board committees or our Code of Ethics, write to us at:

MOCON, Inc.

7500 Mendelssohn Avenue North

Minneapolis, Minnesota 55428

Attention: Chief Financial Officer

Item 11.        EXECUTIVE COMPENSATION

The information required under Item 11 of this Annual Report on Form 10-K is to be contained under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

ITem 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under Item 12 of this Annual Report on Form 10-K is to be contained under the headings “Principal Shareholders and Beneficial Ownership of Management” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

The following table summarizes outstanding options under our equity compensation plans as of December 31, 2013. Our only equity compensation plans as of December 31, 2013 were the MOCON, Inc. 2006 Stock Incentive Plan, as amended, and the MOCON, Inc. 1998 Stock Option Plan. The MOCON, Inc. 1998 Stock Option Plan has terminated with respect to future grants. Options and other stock incentive awards to be granted in the future under the MOCON, Inc. 2006 Stock Incentive Plan are within the discretion of our Board of Directors and the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	622,300	$12.34	281,089

Equity compensation plans not approved by security holders	—	—	—
Total	622,300		281,089

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under Item 13 of this Annual Report on Form 10-K is to be contained under the heading “Related Party Relationships and Transactions” and “Corporate Governance – Director Independence” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 of this Annual Report on Form 10-K is to be contained under the headings “Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees” and “Proposal Two – Ratification of Selection of Independent Registered Public Accounting Firm – Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

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

A copy of any of the exhibits listed or referred to below will be furnished at a reasonable cost to any person who was a shareholder of MOCON as of March 28, 2014, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to MOCON, Inc., 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428; Attn: Shareholder Information.

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

Date: March 28, 2014		MOCON, Inc.

	By:	/s/ Robert L. Demorest
Robert L. Demorest, Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Darrell B. Lee
Darrell B. Lee, Vice President, Chief
Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 28, 2014.

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

December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MOCON, Inc.:

We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MOCON, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MOCON, Inc.:

We have audited MOCON, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MOCON, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A(b) of the Company’s December 31, 2013 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the fact that MOCON did not design process level management review controls that operated at a sufficient level of precision and did not maintain appropriate controls over reviewing development and change management processes for the general information technology control environment, relating to the recognition and measurement of sales, inventories and income taxes, has been identified and included in management’s assessment under Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule of MOCON, Inc. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 28, 2014, which expressed an unqualified opinion on those consolidated financial statements and accompanying financial statement schedule.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, MOCON, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota

March 28, 2014

MOCON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,132,953	$2,415,416
Marketable securities, current	205,000	5,495,556
Trade accounts receivable, less allowance for doubtful accounts of $315,417 in 2013 and $303,839 in 2012	12,335,124	10,407,649
Other receivables	273,405	244,081
Inventories	7,470,697	6,344,982
Prepaid income taxes	595,898	279,964
Prepaid expenses, other	1,126,582	799,124
Deferred income taxes	1,429,794	926,081
Total current assets	27,569,453	26,912,853

Marketable securities, noncurrent	—	210,440
Property, plant, and equipment, net	5,726,754	5,350,310
Goodwill	9,034,479	8,729,438
Investment in affiliated company	3,441,500	3,303,750
Intangible assets, net	12,718,203	12,381,614
Other assets	213,279	308,996
Deferred income taxes	—	22,370
Total assets	$58,703,668	$57,219,771
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term notes payable	$2,697,678	$2,566,154
Revolving lines of credit	4,263,821	5,327,515
Accounts payable	3,864,355	2,893,225
Compensation and related expenses	3,752,542	3,510,272
Other accrued expenses	781,151	868,199
Accrued product warranties	335,533	240,621
Accrued income taxes	—	36,139
Dividends payable	619,322	579,386
Deferred revenue	620,428	472,185
Total current liabilities	16,934,830	16,493,696

Notes payable	1,306,849	3,926,863
Obligations to former employees	77,334	76,161
Deferred income taxes	2,611,491	2,576,396
Accrued income taxes	304,424	265,207
Total noncurrent liabilities	4,300,098	6,844,627
Total liabilities	21,234,928	23,338,323
Commitments and contingencies (Note 8)
Stockholders’ equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2013 and 2012	—	—
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,630,197 shares in 2013 and 5,517,966 shares in 2012	563,020	551,797
Additional paid-in capital	5,063,627	3,738,968
Retained earnings	31,229,068	30,217,977
Accumulated other comprehensive income (loss)	613,025	(627,294)
Total stockholders’ equity	37,468,740	33,881,448
Total liabilities and stockholders' equity	$58,703,668	$57,219,771

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Sales:
Products	$53,974,024	$47,054,868	$34,383,432
Consulting services	3,134,207	2,885,657	2,977,435
Total sales	57,108,231	49,940,525	37,360,867
Cost of sales:
Products	23,972,368	20,893,294	12,284,206
Consulting services	1,866,733	1,713,314	1,608,364
Total cost of sales	25,839,101	22,606,608	13,892,570
Gross profit	31,269,130	27,333,917	23,468,297
Selling, general and administrative expenses	22,454,090	20,338,754	12,941,350
Research and development expenses	4,031,537	3,635,553	2,402,566
Operating income	4,783,503	3,359,610	8,124,381
Other income (expense), net	(359,163)	20,512	79,599
Income before income taxes	4,424,340	3,380,122	8,203,980
Income taxes	963,417	1,378,148	2,753,062
Net income	$3,460,923	$2,001,974	$5,450,918

Net income per common share:
Basic	$0.62	$0.37	$1.02
Diluted	$0.61	$0.35	$0.98

Weighted average common shares outstanding:
Basic	5,544,722	5,477,131	5,342,900
Diluted	5,639,667	5,671,412	5,572,646
Dividends declared per common share	$0.44	$0.42	$0.40

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Net income	$3,460,923	$2,001,974	$5,450,918

Other comprehensive income (loss):
Cumulative translation adjustment	1,240,319	(37,263)	(328,935)

Comprehensive income	$4,701,242	$1,964,711	$5,121,983

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2013, 2012 and 2011

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Retained	comprehensive
	of shares	Amount	capital	earnings	income (loss)	Total

Balance, January 1, 2011	5,265,636	$526,564	$922,272	$27,220,871	$(261,096)	$28,408,611

Stock options exercised, net of surrendered shares	173,174	17,317	1,243,281	—	—	1,260,598
Dividends declared ($0.40 per share)	—	—	—	(2,148,384)	—	(2,148,384)
Stock-based compensation expense	—	—	388,904	—	—	388,904
Tax benefit on stock plans	—	—	208,067	—	—	208,067
Net income	—	—	—	5,450,918	—	5,450,918
Cumulative translation adjustment	—	—	—	—	(328,935)	(328,935)

Balance, December 31, 2011	5,438,810	543,881	2,762,524	30,523,405	(590,031)	33,239,779

Stock options exercised, net of surrendered shares	79,156	7,916	413,764	—	—	421,680
Dividends declared ($0.42 per share)	—	—	—	(2,307,402)	—	(2,307,402)
Stock-based compensation expense	—	—	464,470	—	—	464,470
Tax benefit on stock plans	—	—	98,210	—	—	98,210
Net income	—	—	—	2,001,974	—	2,001,974
Cumulative translation adjustment	—	—	—	—	(37,263)	(37,263)

Balance, December 31, 2012	5,517,966	551,797	3,738,968	30,217,977	(627,294)	33,881,448

Stock options exercised, net of surrendered shares	112,231	11,223	760,641	—	—	771,864
Dividends declared ($0.44 per share)	—	—	—	(2,449,832)	—	(2,449,832)
Stock-based compensation expense	—	—	512,254	—	—	512,254
Tax benefit on stock plans	—	—	51,764	—	—	51,764
Net income	—	—	—	3,460,923	—	3,460,923
Cumulative translation adjustment	—	—	—	—	1,240,319	1,240,319
Balance, December 31, 2013	5,630,197	$563,020	$5,063,627	$31,229,068	$613,025	$37,468,740

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net income	$3,460,923	$2,001,974	$5,450,918
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	512,254	464,670	388,904
Change in fair value of derivative instrument	26,233	(209,370)	—
(Gain) loss on disposition of long-term assets	(64,143)	(52,024)	7,029
Depreciation and amortization	2,433,183	1,949,782	616,451
Deferred income taxes	(532,612)	(549,049)	(173,311)
Excess tax benefit from employee stock plans	(51,764)	(98,210)	(208,067)
Changes in operating assets and liabilities net of effects from purchase of Dansensor:
Trade accounts receivable	(1,677,987)	(3,125,064)	967,666
Other receivables	50,976	297,177	349,008
Inventories	(1,007,551)	1,047,460	(356,138)
Prepaid income taxes	(138,880)	(158,081)	159,341
Prepaid expenses	11,293	(271,079)	(97,577)
Accounts payable	291,814	693,916	63,000
Compensation and related expenses	165,884	(269,619)	226,124
Other accrued expenses	(100,496)	(24,624)	74,854
Accrued product warranties	87,502	(55,160)	(10,000)
Accrued income taxes	(14,645)	(365,304)	513,614
Deferred revenue	143,690	(756,277)	133,372
Net cash provided by operating activities	3,595,674	521,118	8,105,188
Cash flows from investing activities:
Purchases of marketable securities	—	(365,000)	(5,841,312)
Proceeds from maturities of marketable securities	5,500,996	4,763,333	1,182,707
Purchases of property, plant and equipment	(1,513,475)	(1,637,653)	(882,061)
Payment for purchase of Dansensor, net of cash acquired	—	(12,764,429)	—
Proceeds from sale of property and equipment	161,207	171,917	713
Cash paid for intangible assets	(950,577)	(255,916)	(230,163)
Other	(3,069)	(3,104)	(2,769)
Net cash provided by (used in) investing activities	3,195,082	(10,090,852)	(5,772,885)
Cash flows from financing activities:
Proceeds from the revolving line of credit	11,157,496	7,452,850	—
Payments on the revolving line of credit	(12,233,656)	(2,200,000)	—
Proceeds from term note payable	—	3,500,000	—
Payments on term notes payable and seller financed note payable	(2,490,456)	(3,550,768)	—
Payment of debt issuance costs	—	(45,118)	—
Proceeds from the exercise of stock options	771,864	421,680	1,260,598
Excess tax benefit from employee stock plans	51,764	98,210	208,067
Dividends paid	(2,408,612)	(2,271,896)	(2,104,739)
Net cash (used in) provided by financing activities	(5,151,600)	3,404,958	(636,074)
Effect of exchange rate changes on cash and cash equivalents	78,381	154,346	(225,631)
Net increase (decrease) in cash and cash equivalents	1,717,537	(6,010,430)	1,470,598
Cash and cash equivalents:
Beginning of year	2,415,416	8,425,846	6,955,248
End of year	$4,132,953	$2,415,416	$8,425,846
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,628,772	$1,586,154	$2,371,164
Cash paid during the year for interest	$315,480	$261,211	$7,191
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$619,322	$579,386	$579,386
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$620,412	$188,800	$923
Assets acquired under capital lease	$—	$57,379	$—
Seller financed note payable for the acquisition of Dansensor	$—	$6,484,413	$—

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

December 31, 2013, 2012 and 2011

 (1)  Summary of Significant Accounting Policies

MOCON Inc. and its subsidiaries (collectively, the Company), develops, manufacturers and markets measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world. The Company’s 2012 acquisition of Dansensor A/S (Dansensor) expanded the Company’s offerings into the Modified Atmosphere Packaging (MAP) market world-wide. MAP technology enables food packagers in a variety of food service industries to provide an extended shelf life by altering the gas mixture within the packaged environment resulting in the elimination of chemical preservatives or stabilizers.

The Company reports its operating segments in accordance with accounting standards codified in ASC 280, Segment Reporting. The Company has four operating segments which are combined into three reporting segments as follows: Permeation Products and Services (“Permeation”), Package Testing Products and Services (“Package Testing”), and Industrial Analyzer Products and Services and Other (“Industrial Analyzers and Other”).

On April 2, 2012, the Company acquired all of the outstanding shares of Dansensor, a Danish company. Dansensor designs, manufactures, sells, and services quality control and assurance equipment for businesses that utilize modified atmosphere packaging. Dansensor also offers a complete range of gas mixers, analyzers, and leak detection equipment and sells its products world-wide. The acquisition significantly expanded the Company’s presence in Europe and particularly in MAP technology, a growing world-wide market. All of the assets and liabilities of Dansensor were recorded at their respective fair values and the Company’s consolidated results of operations as of December 31, 2012 include Dansensor’s operating results from April 2, 2012 through December 31, 2012. See additional disclosure regarding the business acquisition and pro forma operating results provided in Note 2.

The following is a summary of the significant accounting policies used in the preparation of the Company’s consolidated financial statements.

(a)            Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

(b)           Foreign Currency Translation

The financial statements for operations outside the United States are maintained in their local currencies. All assets and liabilities of the Company’s foreign subsidiaries are translated to United States dollars at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income or loss in stockholders’ equity. Gains and losses on foreign currency transactions are included in other income or loss.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(c)            Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of short-term investments which are readily convertible to cash.

(d)           Marketable Securities

Marketable securities at December 31, 2013 consist of municipal bonds. Marketable securities at December 31, 2012 consisted of municipal bonds and certificates of deposit. The Company classifies its marketable securities as held-to-maturity due to its ability and intent to hold these securities until maturity or the call date as the case may be. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost, that is deemed other than temporary, is charged to income, resulting in the establishment of a new cost basis for the security.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(h)           Goodwill and Other Intangible Assets

As of December 31, 2013 and 2012, the Company had recorded goodwill of $9.0 million and $8.7 million, respectively. The Company tests goodwill at least annually for impairment. Approximately $5.6 million of goodwill resulting from the Dansensor acquisition is recorded within the Company’s Package Testing segment. The Company completed its annual impairment tests of goodwill and concluded that no impairment existed as of December 31, 2013 and 2012.

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

(i)            Software Development Costs

The Company capitalizes certain software development costs related to software to be sold or otherwise marketed. Capitalized software development costs consist primarily of purchased materials and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on the Company’s product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and the Company has established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of sales over the product’s estimated economic life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

The Company’s capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. The Company capitalized $717,000 of software development costs during the year ended December 31, 2013. No software development costs were capitalized during the years ended December 31, 2012 or 2011.  As of December 31, 2013, the software development costs have not begun amortizing as the product was not yet available for general release to the public.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

(k)           Investment in Affiliated Company

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

The Company reviews its equity investment in affiliated company on a periodic basis for other-than-temporary decline in value. As of December 31, 2013 the Company has determined that it is not practicable to estimate the fair value of the investment in affiliated company. The Company performed an assessment of events or changes in circumstances that could indicate the carrying value of the investment in the affiliated company may not be recoverable and concluded that no impairment existed as of December 31, 2013.

(l)           Derivative Financial Instruments

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

(m)         Warranty

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(n)           Use of Estimates

The preparation of the consolidated financial statements, in accordance with generally accepted principles in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property, valuation of plant and equipment, valuation of investment in affiliated company, goodwill and intangible assets, valuation of derivatives, inventory reserves, allowance for doubtful accounts, uncertain tax positions and warranty reserves. Actual results could differ from those estimates.

(o)           Income Taxes

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

(p)           Fair Value of Financial Instruments

The Company’s financial instruments are recorded in its consolidated balance sheets. The carrying amount for cash and cash equivalents, accounts receivable, revolving lines of credit, accounts payable and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of the Company’s term note payable and seller financed secured note payable at December 31, 2013 approximates the carrying value because interest rates on the note payable approximate market interest rates. The fair values of investments in marketable securities are based on quoted market prices and are summarized in Note 3. See Note 14 for fair value disclosure of the investment in Luxcel and Note 17 for fair value disclosure of derivative instruments.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(q)           Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company’s terms are generally FOB shipping point with no right of return, except in rare cases, and customer acceptance of its products is not required. The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. The Company does not have distributors who stock its equipment. The Company does not offer rebates, price protection, or other similar incentives, and discounts when offered are recorded as a reduction in revenue.

Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts. Unearned revenue related to these contracts is recorded in current liabilities in the consolidated balance sheets.

The Company periodically has shipments of products to customers in which revenue is recognized under the accounting guidance related to multiple element arrangements. The Company allocates the overall arrangement fee to each element (both delivered and undelivered items) based on their relative selling price, as demonstrated by vendor-specific evidence (VSOE) or third-party evidence (TPE). Where VSOE or TPE is not available, revenue is allocated using an estimated selling price.

Shipping and handling fees billed to customers are reported within sales in the consolidated statements of income, and the related costs are included in cost of sales in the consolidated statements of income.

(r)           Advertising Costs

The Company incurs advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was approximately $831,000, $817,000 and $567,000 in 2013, 2012 and 2011, respectively.

(s)           Research and Development Costs

Research and development expenditures relate to the development of new product hardware and software and enhancements to existing products. All such costs are expensed as incurred.

(t)           Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and potential dilutive common shares outstanding during the year.

(u)          Stock-Based Compensation

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

December 31, 2013, 2012 and 2011

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The actual Dansensor net sales and net loss, which is defined as gross profit less costs of operations such as selling, general and administrative and research and development expenses, less income tax expense and costs related to the acquisition, is included in the Company’s consolidated statements of income for the year ended December 31, 2012. Dansensor’s actual results of operations for the nine month period April 2, 2012 through December 31, 2012, net of intercompany sales, is disclosed in the table below. The supplemental unaudited pro forma net sales and net income of the combined entity, including U.S. GAAP conversion adjustments, had the acquisition been completed as of the earliest period presented are as follows:

	Net Sales	Net Income (Loss)	Basic Earnings per Share
Dansensor results of operations since acquisition date (April 2, 2012 – December 31, 2012)	$12,971,493	$(1,177,354)	$--

Supplemental pro forma combined results of operations (unaudited):
Three months ended December 31, 2011	15,134,705	1,353,285	0.25
Fiscal year ended December 31, 2012	54,814,162	2,086,563	0.38
Fiscal year ended December 31, 2011	57,605,949	5,519,353	1.03

Material items included in the supplemental unaudited pro forma disclosures above are as follows:

	Three months Ended December 31, 2011	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Amortization of intangibles	$277,540	$278,338	$1,094,301
Interest expense	79,027	106,237	377,071
Income tax effect of adjustments	(106,970)	(115,373)	(470,839)
	$249,597	$269,202	$1,000,533

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(3) Marketable Securities

The amortized cost and fair value for held-to-maturity securities by major security type at December 31, 2013 and 2012 were as follows:

	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Held-to-maturity:
Municipal bonds	$205,000	$205,000	$2,903,003	$2,908,030
Certificates of deposit	-	-	2,802,993	2,811,677
	$205,000	$205,000	$5,705,996	$5,719,707

The fair value of the marketable securities above was determined using Level 2 inputs as discussed in Note 17. There were no gross realized gains or losses for the years ended December 31, 2013, 2012 and 2011.

Maturities of investment securities at December 31, 2013 and 2012 were as follows:

	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$205,000	$205,000	$5,495,556	$5,505,095
After one year through five years	-	-	210,440	214,612
	$205,000	$205,000	$5,705,996	$5,719,707

(4)           Inventories

The major components of inventories at December 31, 2013 and 2012 were as follows:

	2013	2012

Finished products	$1,638,997	$1,554,203
Work-in-process	1,934,493	1,599,761
Raw materials	3,897,207	3,191,018
	$7,470,697	$6,344,982

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(5)           Property, Plant and Equipment

Property, plant and equipment at December 31, 2013 and 2012 consisted of the following:

	2013	2012	Estimated useful lives (in years)

Land	$200,000	$200,000		—
Buildings	785,824	759,281		27
Machinery and equipment	4,957,080	5,682,609	3	to	10
Office equipment	4,759,331	2,880,938	2	to	15
Leasehold improvements	2,268,143	2,226,065	1	to	15
Vehicles	567,652	477,445	3	to	5
Total property, plant and equipment	13,538,030	12,226,338
Less accumulated depreciation	(7,811,276)	(6,876,028)
Net property, plant and equipment	$5,726,754	$5,350,310

Depreciation of property, plant and equipment was $1,208,878, $1,042,606 and $530,326 for the years ended December 31, 2013, 2012 and 2011, respectively.

(6)           Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2013 and 2012, goodwill amounted to $9,034,479 and $8,729,438, respectively. See Note 2 for discussion of the valuation techniques used to assess the fair value of the intangible assets at the acquisition date. The Company tests goodwill for impairment annually at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, Goodwill and Other. The Company completed its annual impairment tests during the fourth quarter 2013 and 2012 and determined there was no impairment.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

During April 2012, the Company acquired Dansensor which resulted in goodwill of approximately $5.6 million (see Note 2). Additionally, during fiscal 2012, the Company reorganized its business which thereby changed the reporting segments. To properly reflect the change in goodwill by reporting segment, goodwill has been allocated to the reporting segments as though the reorganization had occurred at the beginning of the year. The changes in the carrying amount of goodwill for the year ended December 31, 2013 is as follows:

	Package Testing	Permeation	Industrial Analyzers & Other	Total

Balance as of December 31, 2011	$366,655	$2,142,661	$609,930	$3,119,246
Acquisition	5,639,837	-	-	5,639,837
Foreign currency translation	(66,055)	36,410	-	(29,645)
Balance as of December 31, 2012	5,940,437	2,179,071	609,930	8,729,438
Foreign currency translation	234,933	70,108	-	305,041
Balance as of December 31, 2013	$6,175,370	$2,249,179	$609,930	$9,034,479

Other Intangible Assets

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of December 31, 2013
	Cost	Accumulated Amortization	Net

Patents	$1,624,590	$(408,656)	$1,215,934
Trademarks and trade names	4,121,170	(495,897)	3,625,273
Developed technology	7,730,550	(1,503,163)	6,227,387
Customer relationships	904,050	(175,787)	728,263
Internally developed software	716,800	-	716,800
Other intangibles	245,118	(40,572)	204,546
	$15,342,278	$(2,624,075)	$12,718,203

	As of December 31, 2012
	Cost	Accumulated Amortization	Net

Patents	$1,485,164	$(428,409)	$1,056,755
Trademarks and trade names	4,295,181	(608,861)	3,686,320
Developed technology	7,424,680	(618,723)	6,805,957
Customer relationships	868,280	(72,357)	795,923
Other intangibles	125,118	(88,459)	36,659
	$14,198,423	$(1,816,809)	$12,381,614

Amortization expense was $1,224,305, $907,176 and $86,125 in 2013, 2012 and 2011, respectively.

Estimated amortization expense for the fiscal years 2014 to 2018, and 2019 and thereafter is $1,281,986, $1,277,334, $1,260,735, $1,228,410, $1,197,641 and $5,081,524, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Warranty provisions and claims for the years ended December 31, 2013, 2012 and 2011 were as follows:

Description	Balance at Beginning of Year	Acquired provision - Dansensor	Warranty Provisions	Warranty Claims	Balance at End of Year

Year ended December 31, 2013:
Allowance for product warranties	$240,621	—	442,097	347,185	$335,533

Year ended December 31, 2012:
Allowance for product warranties	$205,506	85,413	374,758	425,056	$240,621

Year ended December 31, 2011:
Allowance for product warranties	$217,819	—	227,112	239,425	$205,506

(8)           Commitments and Contingencies

(a)           Leases

The Company leases its facilities and certain equipment pursuant to operating and capital leases. The facility leases expire at various times through October 2025 and require the Company to pay operating costs, including real estate taxes. Equipment under capital lease consists of service vehicles, net of accumulated depreciation totaling approximately $65,100 as of December 31, 2013.

Rental expense for operating leases, including charges for operating costs, was $1,148,940, $1,071,798 and $629,405 in 2013, 2012 and 2011, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The following is a schedule of future minimum lease payments, excluding charges for operating costs, as of December 31, 2013:

Year Ending December 31:
	Operating Leases	Capital Leases
2014	$1,235,865	$15,418
2015	742,882	16,408
2016	676,990	15,462
2017	673,642	3,034
2018	625,855	-
2019 and thereafter	3,430,924	-
	$7,386,158	50,322

Less amounts representing interest		2,396
Present value of minimum lease commitments		$47,926

(b)           Severance Agreements

The Company has a severance agreement with its four executive officers and two of its divisional officers which provides for the payment to the officer of a lump sum amount upon the occurrence of certain termination events.

(c)           Inventory Purchase Obligations

At December 31, 2013, the Company had approximately $3.8 million of purchase order commitments to suppliers of the Company for delivery of inventory primarily during 2014.

(9)           Income Taxes

Income before income taxes was as follows:

	2013	2012	2011
Income (loss) before income taxes:
Domestic	$3,072,594	$3,931,365	$6,405,112
Foreign	1,351,746	(551,243)	1,798,868
Total	$4,424,340	$3,380,122	$8,203,980

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The provision (benefit) for income taxes consists of the following:

	2013	2012	2011
Current tax expense:
Federal	$806,932	$1,420,599	$1,934,352
State	79,728	13,437	173,360
Foreign	524,761	54,314	552,292
Total current expense	1,411,421	1,488,350	2,660,004
Deferred tax expense (benefit):
Federal	18,512	(72,727)	97,588
State	(2,591)	(3,542)	4,580
Foreign	(463,925)	(33,933)	(9,110)
Total deferred expense (benefit)	(448,004)	(110,202)	93,058
Provision for income taxes	$963,417	$1,378,148	$2,753,062

The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income for years ended December 31,
	2013	2012	2011

Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	1.2	1.2	1.5
Change in valuation allowance	(0.3)	-	0.6
Domestic manufacturing deduction	(2.3)	(3.8)	(2.1)
Capitalized acquisition costs	0.0	3.6	-
Effect of foreign operations	(8.5)	5.9	(0.7)
Foreign dividend income	0.0	(1.5)	-
Tax-exempt interest	0.0	(0.4)	(0.2)
Changes in unrecognized tax benefits	0.9	(0.3)	0.3
Stock option compensation	1.8	2.5	0.3
Research credit	(5.7)	-	(1.0)
Other	0.7	(0.4)	0.9
Effective income tax rate	21.8%	40.8%	33.6%

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$59,404	$34,580
Inventory items	455,455	371,089
Reserves and accruals	731,570	502,141
Compensation expense - stock options	184,635	177,717
Foreign tax credit carryover	325,127	329,314
Intangibles	20,102	29,734
R&D credit carryover	57,772	-
Other	273,360	319,137
Subtotal	2,107,425	1,763,712
Less: Valuation allowance	(108,172)	(76,504)
Total deferred tax assets	1,999,253	1,687,208

Deferred tax liabilities:
Fixed assets	(815,555)	(506,478)
Intangibles	(2,365,395)	(2,808,675)
Total deferred tax liabilities	(3,180,950)	(3,315,153)

Net deferred tax liability	$(1,181,697)	$(1,627,945)

As of December 31, 2013, the Company has determined that establishing a valuation allowance against certain of the deferred tax assets is required since it is more likely than not that the tax benefits of $57,772 from the carry-forward of state R&D tax credits and the tax benefits of $50,400 from net operating losses in Spain will not be realized through generating future taxable income. However, the Company believes it is more likely than not that the remainder of its deferred tax assets at December 31, 2013 will be realized primarily through generation of future taxable income.

In each of March 2012 and January 2011, the Company’s German subsidiary repatriated to the Company 2.5 million euros (approximately $3.3 million) in the form of dividend distributions. As of December 31, 2013, there was approximately $3 million of accumulated undistributed earnings remaining at the subsidiary. No deferred tax liability has been provided on the remaining foreign earnings. If they were remitted to the Company, applicable U.S. Federal and foreign withholding taxes would be partially offset by available foreign tax credits.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1	$233,000	$244,000
Additions based on tax positions related to the current year	20,000	5,000
Additions based on tax positions related to the prior year	11,000	—
Reductions due to closing of statute of limitations	—	(14,000)
Reductions based on tax positions related to the prior year	—	(2,000)
Balance at December 31	$264,000	$233,000

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Included in the balance of total unrecognized tax benefits at December 31, 2013 are potential benefits of $208,000 that if recognized would affect the effective tax rate on income before income taxes. The difference between this amount and the corresponding amount of gross unrecognized tax benefits related primarily to the deferred federal benefit for state income tax related amounts.

The Company does not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $40,000 and $33,000 on a gross basis at December 31, 2013 and 2012, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China, France, Germany, Denmark, Italy, Luxembourg, Spain and the Netherlands. With limited exceptions, the Company is no longer subject to income tax examinations by taxing authorities for taxable years before 2010. In early 2013, the State of Minnesota completed its examination of the four years 2008 through 2011 which resulted in an immaterial adjustment.

(10)        Stock-Based Compensation

As of December 31, 2013, the Company has reserved 281,089 shares of common stock for options and other stock-based incentive awards that are still available for grant under the Company’s 2006 stock incentive plan, and 622,300 shares for options that have been granted under either the Company’s 2006 stock incentive plan or 1998 stock option plan but have not yet been exercised. The Company issues new shares of common stock upon exercise of stock options.

Under the Company’s stock-based incentive plans, option exercise prices are 100% of the market value of the common stock at the date of grant, except if incentive options granted under the 1998 and 2006 plans were granted to persons owning more than 10% of the Company’s stock, in which case the option price would be 110% of the market value. Exercise periods are generally for seven to ten years. Certain of the plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, the Company may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to additional paid-in capital.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Stock-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related stock-based reward. The Company generally provides for the vesting of stock options in equal annual installments over a four-year period commencing on the one-year anniversary of the date of grant, or over a one-year period with one-fourth of the underlying shares vesting at the end of each three-month period following the grant date. Stock-based compensation expense recognized in the consolidated financial statements for 2013, 2012 and 2011 was as shown below:

	Years Ended December 31,
	2013	2012	2011

Total cost of stock-based compensation	$512,254	$464,470	$388,904
Amount of income tax benefit recognized in earnings	(99,929)	(77,009)	(111,882)
Amount charged against net income	$412,325	$387,461	$277,022

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). The Company uses historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. The Company based its estimate of expected volatility for awards granted in 2013, 2012 and 2011 on daily historical trading data of its common stock for a period equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company estimated the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a seven-year contractual term. Forfeitures were based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during 2013, 2012 and 2011 using the Black-Scholes model:

	2013	2012	2011

Dividend yield	2.7%	2.7%	2.7%
Expected volatility	42%	42%	42%
Risk-free interest rate	1.0%	1.0%	1.1%
Expected lives (in years)	5.6	5.6	5.6

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Information regarding the Company’s stock option plans for 2011, 2012 and 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, December 31, 2010	912,562	$9.71	4.1	$2,962,426
Granted	132,900	16.00
Exercised	(203,801)	8.41
Cancelled or expired	(11,875)	9.08
Options outstanding, December 31, 2011	829,786	11.05	4.1	4,108,291
Granted	128,700	14.40
Exercised	(108,624)	8.56
Cancelled or expired	(11,200)	14.30
Options outstanding, December 31, 2012	838,662	11.84	3.9	2,346,063
Granted	10,000	14.16	6.0
Exercised	(206,675)	10.23
Cancelled or expired	(19,687)	14.12
Options outstanding, December 31, 2013	622,300	$12.34	3.7	$2,174,673
Options exercisable, December 31, 2013	543,075	$11.99	3.5	$2,084,949

The weighted average grant date fair value based on the Black-Scholes model for options granted in 2013, 2012 and 2011 was $4.45, $4.18 and $4.60, respectively. The total intrinsic value of options exercised was $823,866, $794,345 and $1,341,057 during the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic values are based upon the closing price of our common stock on the last day of the respective fiscal year.

A summary of the status of the Company’s unvested option shares as of December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2012	209,925	$4.04
Options granted	10,000	4.45
Options cancelled	(16,825)	3.83
Options vested	(123,875)	4.14
Unvested at December 31, 2013	79,225	$3.98

As of December 31, 2013, there was $315,401 of total unrecognized compensation cost related to unvested stock-based compensation granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of option shares vested during the years 2013, 2012 and 2011 was $512,580, $464,470 and $388,904, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

In 2012, the Company introduced a Direct Stock Purchase Plan (DSPP) which allows employees to purchase shares of the Company’s common stock directly through payroll withholding. Employees buy stock through the plan at market prices on the date of purchase and are not required to pay a fee for the transaction. The plan also allows non-employees to purchase shares electronically or through the mail with no brokerage commission. The plan has a dividend reinvestment feature which is optional for all shareholders. There are no shares that are solely authorized to be issued from the DSPP, as all shares are purchased from the open market.

(11)        Other Income (Expense)

Other income (expense), net for 2013, 2012 and 2011 was as follows:

	Years Ended December 31,
	2013	2012	2011

Interest income	$21,896	$83,416	$117,680
Interest expense	(298,769)	(308,389)	-
Foreign currency exchange gain (loss)	(83,139)	242,564	(37,276)
Other	849	2,921	(805)
Total other income (expense)	$(359,163)	$20,512	$79,599

(12)         Net Income per Common Share

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic and net income per common share – diluted for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011

Weighted shares of common stock outstanding - basic	5,544,722	5,477,131	5,342,900
Dilutive impact of share-based awards	94,945	194,281	229,746
Weighted shares of common stock outstanding - diluted	5,639,667	5,671,412	5,572,646

Outstanding stock options totaling 251,150 for the year ended December 31, 2013 and 125,400 options at December 31, 2012 were excluded from the net income per share calculation because the shares would be anti-dilutive. At December 31, 2011, there were no outstanding stock options that were deemed to be anti-dilutive because the market value of the Company’s common stock was equal to, or greater than, the exercise price of the currently outstanding options.

(13)         Savings and Retirement Plan

The Company has a 401(k) Savings and Retirement Plan covering its U.S. employees and several defined contribution pension plans covering certain employees outside of the U.S. The Company provides matching contributions in accordance with the plans. The Company’s contributions to these plans in 2013, 2012 and 2011 were approximately $886,000, $796,000 and $218,000, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(14)        Investment in Affiliated Company

In January 2010, the Company acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland. The investment of €2.5 million (approximately $3.6 million) amounted to a 16.9% equity interest in Luxcel. The Company has evaluated the cost versus equity method of accounting for its investment in Luxcel and determined that it does not have the ability to exercise significant influence over the operating and financial policies of Luxcel and, therefore, accounts for its investment on a cost basis. The Company elected not to exercise the warrants to purchase an additional 375,000 shares of Luxcel’s common stock by the January, 2013 deadline. This decision was based on management’s evaluation of the cash needs throughout the entire Company.

Luxcel has developed phosphorescence-based sensors that enable rapid, high-throughput screening and detection of bacterial contamination of food samples, non-invasive analysis of gas in food, beverage and pharmaceutical packaging, and one of the most specific measures of drug toxicity and metabolism within pharmaceutical research and development.

The investment in Luxcel is carried on our Consolidated Balance Sheet at the original purchase price, adjusted for currency fluctuations. The Company believes that it is not feasible to readily estimate the fair value of its investment in Luxcel. Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of its products in the marketplace, and obtain regulatory approvals. The Company performed its review of Luxcel at December 31, 2013 and determined that no triggering events had occurred which would indicate that there would be an other-than-temporary impairment of our investment.

During September 2013, the Company paid $200,000 for two license and distribution agreements with Luxcel which grants the Company access to proprietary technology on an exclusive basis for a period of four years.  As of December 31, 2013, $200,000 has been recognized as a current obligation on the Consolidated Balance Sheet as a result of the Company contracting for future services to be provided by Luxcel. The terms of the agreement include upfront payments for each work order placed by the Company of which amounts paid are refundable if the work order is cancelled, excluding amounts incurred for work completed up to the cancellation date.  Total commitments for such work orders at the time of the signing of the agreement totaled $300,000, of which $100,000 had been paid as of December 31, 2013.

As part of the relationship with Luxcel, we purchase sensors which accompany our instruments for sale to an end user and are required to pay a royalty to Luxcel on the sale of such instruments.

(15)        Derivative Instrument

As of December 31, 2013 and 2012, the Company has one foreign currency contract outstanding with a notional amount of 10.7 million and 20.7 million Danish krone (DKK) or $2.0 million and $3.7 million, respectively. The foreign currency contract was purchased to economically hedge the foreign currency fluctuation from the remeasurement of the third party seller financed note payable (Seller Note) which is denominated in DKK (Note 16). The foreign currency contract has various settlement dates that coincide with the Company’s Seller Note payment schedule. The term of the foreign currency contract coincides with the maturity of the Seller Note which is April 2, 2015. The fair value of the contract resulted in an asset of approximately $183,100 and $209,400 at December 31, 2013 and 2012. The change in the fair value of the contract totaling approximately ($27,000), $209,400 and $0 for the years ended December 31, 2013, 2012 and 2011 was recognized in other income (expense), the current portion of the receivable is recorded in other receivables, and the long-term portion is recorded in other assets as of December 31, 2013 and 2012.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(16)        Debt

Long-term notes payable consists of the following:

	December 31, 2013	December 31, 2012
Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $72,917 plus interest through March 28, 2016, collateralized by all the assets of the Company except Dansensor stock.	$2,041,660	$2,916,664

Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual principal and interest payments totaling $891,000 beginning October 2, 2012 through April 2, 2015, collateralized by 65% of the outstanding stock of Dansensor.	1,914,941	3,517,067

Capital leases (Note 8)	47,926	59,286
Total long-term notes payable	$4,004,527	$6,493,017
Less current portion of long-term notes payable	2,697,678	2,566,154
Total long-term notes payable	$1,306,849	$3,926,863

The Company has a $5.0 million secured revolving line of credit with a maturity date of March 28, 2016. Interest is charged monthly at one-month LIBOR plus 1.75 basis points which totaled 2.00% at December 31, 2013 and 2012. The line of credit is secured by the assets of the Company with the exception of the Dansensor stock. The Company had $4 million and $4.7 million outstanding on the line of credit at December 31, 2013 and 2012, respectively. Additionally, Dansensor has a DKK 10 million (approximately $1.8 million) available line of credit of which approximately $264,000 and $652,000 was outstanding as of December 31, 2013 and 2012. Outstanding borrowings are charged interest at a fixed rate of 4.35% per year.

The Company is subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases. The Company is in compliance with its debt covenants at December 31, 2013 and expects to remain in compliance through 2014.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

As of December 31, 2013, the future minimum principal payments of the long-term notes payable for each fiscal year thereafter is as follows:

2014	$ 2,697,678
2015	997,588
2016	306,378
2017	2,883

Total	$ 4,004,527

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The following table provides information on those assets that are measured at fair value on a recurring basis as of December 31, 2013 and 2012:

		Fair Value Measurements at the end of the Reporting Period Using
	Carrying value	Significant Other Observable Inputs (Level 2)
Assets
December 31, 2013:
Foreign currency contract	$183,137	$183,137
December 31, 2012:
Foreign currency contract	$209,370	$209,370

The fair value of the foreign currency contract is determined based on observable market transactions of spot currency rates and forward currency prices. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, revolving lines of credit and current maturities of notes payable approximate fair value. The carrying value of long-term debt approximates fair value. See Note 3 for additional information on the fair value of the Company’s marketable securities.

(18)        Business Segments

The Company has four operating segments, structured by differences in products and services, that are regularly reviewed by the Company’s chief operating decision maker to make decisions about allocating resources and assessing segment performance. The segment performance is evaluated at segment operating income which is defined as gross profit less selling, general and administrative expenses and research and development expenses. General corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of segment gross margin. The Company’s four operating segments have been aggregated into three reportable segments based on the authoritative guidance. The Company aggregated its Other Products and Services operating segment into the Industrial Analyzer Products and Services segment based on minimal business activity and materiality.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

The accounting policies of the reportable segments are the same as those described in Note 1. There were no intersegment sales for the years ended December 31, 2013, 2012 and 2011. The financial information provided for the Package Testing segment for the year ended December 31, 2012 includes a nonrecurring adjustment of $865,000 related to an inventory fair value purchase accounting adjustment and also includes nonrecurring acquisition related costs of approximately $812,000.

Segment information for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Package Testing	Permeation	Industrial Analyzers and Other	Unallocated - Corporate	Consolidated

December 31, 2013
Sales	$25,241,298	$21,394,485	$10,472,448	$-	$57,108,231
Gross profit	11,918,969	13,438,304	5,911,857	-	31,269,130
Income before income taxes	679,409	3,338,366	406,565	-	4,424,340
Capital expenditures	666,597	970,510	167,064	-	1,804,171
Depreciation and amortization	1,688,560	629,464	115,159	-	2,433,183
Interest expense	298,769	-	-	-	298,769
Intangible assets, net	10,986,034	1,656,093	76,076	-	12,718,203
December 31, 2012
Sales	$19,682,513	$21,235,611	$9,022,401	$-	$49,940,525
Gross profit	8,450,145	13,682,530	5,201,242	-	27,333,917
Income before income taxes	(1,501,182)	4,369,845	511,459	-	3,380,122
Capital expenditures	800,553	842,957	221,695	-	1,865,205
Depreciation and amortization	1,432,638	401,577	115,567	-	1,949,782
Interest expense	308,389	-	-	-	308,389
Intangible assets, net	11,314,783	994,001	72,830	-	12,381,614
December 31, 2011
Sales	$4,713,270	$25,303,120	$7,344,477	$-	$37,360,867
Gross profit	2,021,484	17,389,010	4,057,803	-	23,468,297
Income before income taxes	873,092	7,726,113	(395,225)	-	8,203,980
Capital expenditures	61,048	699,392	122,544	-	882,984
Depreciation and amortization	47,353	474,044	95,054	-	616,451
Interest expense	-	-	-	-	-
Intangible assets, net	86,484	744,465	78,587	-	909,536
Total assets as of December 31, 2013	$29,798,949	$20,947,512	$4,511,196	$3,446,011	$58,703,668
Total assets as of December 31, 2012	$28,798,541	$20,630,686	$4,471,779	$3,318,765	$57,219,771

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

Property, Plant and Equipment, net of accumulated depreciation, by geographic location as of December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011

United States	$4,034,771	$3,699,258	$2,896,793
Foreign countries:
Germany	308,398	333,662	277,955
Denmark	1,049,254	943,507	-
Other European counties	334,331	373,883	-
Total foreign countries	1,691,983	1,651,052	277,955
Consolidated total	$5,726,754	$5,350,310	$3,174,748

The following table summarizes total sales, based upon the country to which sales to external customers were made for fiscal years 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011

Domestic sales	$19,052,295	$17,973,487	$16,297,487
Foreign sales:
Europe	23,966,303	18,744,215	8,654,088
Asia	10,480,719	9,591,071	8,237,348
Other	3,608,914	3,631,752	4,171,944
Total foreign sales	38,055,936	31,967,038	21,063,380
Total sales	$57,108,231	$49,940,525	$37,360,867

The Company’s products are marketed outside of North America through various independent representatives.

MOCON, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

Exhibit No.	Exhibit	Method of Filing

3.1	Restated Articles of Incorporation of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-09273)

3.2	Third Restated Bylaws of MOCON, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 000-09273)

10.1	Office/Warehouse Lease, dated March 9, 2010, by and between MOCON, Inc. and Minnesota Industrial Properties Limited Partnership	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-09273)

10.2	MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)

10.3	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)

10.4	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)

10.5	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2011 (File No. 000-09273)

10.6	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)

10.7	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)

10.8	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)

Exhibit No.	Exhibit	Method of Filing

10.9	MOCON Inc. Incentive Pay Plan	Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 000-09273)

10.10	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)

10.11	Subscription and Shareholders Agreement dated December 21, 2009 among MOCON, Inc., Luxcel Biosciences, Enterprise Ireland, Glanbia Enterprise Fund, and certain other parties named therein	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 23, 2009 (File No. 000-09273)

10.12	Share Purchase Agreement dated March 9, 2012, by and between MOCON, Inc. and PBI Holding A/S	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 12, 2012 (File No. 000-09273)

10.13	Credit Agreement dated as of March 28, 2012 by and between MOCON, Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

10.14	Security Agreement: Equipment dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

10.15	Continuing Security Agreement: Rights to Payment and Inventory dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

10.16	Vendor Loan Agreement dated as of April 2, 2012 by and among MOCON, Inc., MOCON Denmark Holding ApS and PBI-Holding A/S.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

10.17	Amendment No. 1 to the Vendor Loan Agreement dated June 28, 2012, by and between MOCON, Inc. and PBI Holding A/S	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-09273)

10.18	Amendment No. 1 to the Share Pledge Agreement dated June 28, 2012 by and between MOCON Denmark Holding ApS and PBI Holding A/S	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-09273)

10.19	Offer Letter between MOCON, Inc. and Don DeMorett	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2013 (File No. 000-09273)

Exhibit No.	Exhibit	Method of Filing

10.20	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.21	Description of Executive Officer Compensation Arrangements	Filed herewith

21.1	Subsidiaries of MOCON, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Furnished herewith

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Furnished herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

Financial Statement Schedule:

II - Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year

Year ended December 31, 2013:
Allowance for doubtful accounts and sales returns	$303,839	155,698	144,120	$315,417

Year ended December 31, 2012:
Allowance for doubtful accounts and sales returns	$150,921	257,310	104,392	$303,839

Year ended December 31, 2011:
Allowance for doubtful accounts and sales returns	$183,291	16,653	49,023	$150,921

S-1