Form 10-Q
period 2014-03-31
MOCON INC
filed 2014-05-09
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2014

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

YES ☐ NO ☒

As of April 30, 2014, the Company had 5,651,609 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2014

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	December 31,
	(Unaudited)	2013

ASSETS
Current assets:
Cash and cash equivalents	$4,462,785	$4,132,953
Marketable securities, current	-	205,000
Trade accounts receivable, less allowance for doubtful accounts of $325,192 in 2014 and $315,417 in 2013	11,437,661	12,335,124
Other receivables	389,412	273,405
Inventories	7,799,741	7,470,697
Prepaid income taxes	403,325	595,898
Prepaid expenses, other	1,252,714	1,126,582
Deferred income taxes	1,435,517	1,429,794
Total current assets	27,181,155	27,569,453

Property, plant and equipment, net of accumulated depreciation of $8,051,033 in 2014 and $7,811,276 in 2013	5,760,312	5,726,754
Goodwill	9,023,125	9,034,479
Investment in affiliated company	3,438,312	3,441,500
Intangible assets, net	12,650,086	12,718,203
Other assets	213,704	213,279

TOTAL ASSETS	$58,266,694	$58,703,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term notes payable	$2,691,142	$2,697,678
Revolving lines of credit	3,453,971	4,263,821
Accounts payable	3,904,197	3,864,355
Compensation and related expenses	3,405,556	3,752,542
Other accrued expenses	924,208	781,151
Accrued product warranties	322,328	335,533
Dividends payable	621,677	619,322
Deferred revenue	1,129,847	620,428
Total current liabilities	16,452,926	16,934,830

Notes payable	1,087,895	1,306,849
Obligations to former employees	77,261	77,334
Deferred income taxes	2,536,962	2,611,491
Accrued income taxes	317,130	304,424
Total noncurrent liabilities	4,019,248	4,300,098
Total liabilities	20,472,174	21,234,928

Stockholders' equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2014 and 2013	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,651,609 shares in 2014 and 5,630,197 shares in 2013	565,161	563,020
Additional paid-in capital	5,328,714	5,063,627
Retained earnings	31,335,886	31,229,068
Accumulated other comprehensive income	564,759	613,025
Total stockholders' equity	37,794,520	37,468,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,266,694	$58,703,668

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Sales:
Products	$14,641,790	$13,741,581
Consulting services	671,358	705,597
Total sales	15,313,148	14,447,178

Cost of sales:
Products	6,467,254	6,007,901
Consulting services	457,103	461,775
Total cost of sales	6,924,357	6,469,676

Gross profit	8,388,791	7,977,502

Selling, general and administrative expenses	6,143,285	5,603,405

Research and development expenses	1,124,875	1,118,750

Operating income	1,120,631	1,255,347

Other income (expense), net	(56,828)	(104,379)

Income before income taxes	1,063,803	1,150,968

Income tax expense	334,086	284,367

Net income	$729,717	$866,601

Net income per common share:
Basic	$0.13	$0.16
Diluted	$0.13	$0.15

Weighted average common shares outstanding:
Basic	5,640,903	5,521,183
Diluted	5,777,866	5,676,943

Cash dividends declared per common share	$0.11	$0.11

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$729,717	$866,601

Other comprehensive income (loss):
Cumulative translation adjustment	(48,266)	(809,195)

Comprehensive income	$681,451	$57,406

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$729,717	$866,601
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	142,607	132,108
Change in fair value of derivative instrument	3,611	107,266
(Gain) loss on disposition of long-term assets	(56,777)	3,700
Depreciation and amortization	627,968	558,783
Deferred income taxes	(76,567)	(190,623)
Excess tax benefit from employee stock plans	(1,883)	(2,224)
Changes in operating assets and liabilities:
Trade accounts receivable, net	889,481	195,343
Other receivables	(119,133)	96,929
Inventories	(343,139)	26,789
Prepaid income taxes	140,490	(152,763)
Prepaid expenses, other	207,857	(129,855)
Accounts payable	(535,544)	(909,326)
Compensation and related expenses	(344,404)	(395,795)
Other accrued expenses	143,097	5,587
Accrued product warranties	(12,869)	7,977
Accrued income taxes	65,797	221,694
Deferred revenue	508,133	313,188
Net cash provided by operating activities	1,968,442	755,379

Cash flows from investing activities:
Proceeds from maturities of marketable securities	205,000	2,203,586
Purchases of property, plant and equipment	(334,870)	(58,769)
Proceeds from sale of property and equipment	75,645	-
Cash paid for patents and other intangible assets	(46,533)	(178,462)
Other	-	(753)
Net cash provided by (used in) investing activities	(100,758)	1,965,602

Cash flows from financing activities:
Proceeds from the revolving lines of credit	6,386,849	1,008,389
Payments on the revolving lines of credit	(7,195,703)	(1,725,000)
Payments on notes payable and seller financed note payable	(225,401)	(222,555)
Proceeds from the exercise of stock options	122,738	102,690
Excess tax benefit from employee stock plans	1,883	2,224
Dividends paid	(620,545)	(579,534)
Net cash used in financing activities	(1,530,179)	(1,413,786)

Effect of exchange rate changes on cash and cash equivalents	(7,673)	(245,654)

Net increase in cash and cash equivalents	329,832	1,061,541

Cash and cash equivalents:
Beginning of period	4,132,953	2,415,416
End of period	$4,462,785	$3,476,957

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$180,313	$382,136
Cash paid during the period for interest	$41,182	$63,735

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$621,677	$608,038
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$564,335	$343,486

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2014

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2014, the condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at March 31, 2014, and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the Securities and Exchange Commission.

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

Note 2 – Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Finished products	$1,640,788	$1,638,997
Work-in-process	2,436,095	1,934,493
Raw materials	3,722,858	3,897,207
	$7,799,741	$7,470,697

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Weighted shares of common stock outstanding – basic	5,640,903	5,521,183
Dilutive impact of share-based awards	136,963	155,760
Weighted shares of common stock outstanding – diluted	5,777,866	5,676,943

Outstanding stock options totaling 251,300 for the three-month period ended March 31, 2013 were excluded from the net income per common share calculation because the shares would be anti-dilutive. There were no anti-dilutive stock options at March 31, 2014.

Note 4 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2014 were as follows:

	Package Testing	Permeation	Industrial Analyzers & Other	Total

Balance as of December 31, 2013	$6,175,370	$2,249,179	$609,930	$9,034,479
Foreign currency translation	(9,437)	(1,917)	-	(11,354)
Balance as of March 31, 2014	$6,165,933	$2,247,262	$609,930	$9,023,125

The Company tests goodwill for impairment annually at the reporting unit level using a fair value approach. The Company will perform its annual impairment test for goodwill in the fourth quarter.

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2014 Accumulated
	Cost	Amortization	Net

Patents	$1,687,728	$(398,678)	$1,289,050
Trademarks and trade names	4,119,482	(548,552)	3,570,930
Developed technology	7,717,980	(1,715,107)	6,002,873
Customer relationships	902,580	(200,573)	702,007
Internally developed software	896,000	-	896,000
Other intangibles	245,118	(55,892)	189,226
	$15,568,888	$(2,918,802)	$12,650,086

	As of December 31, 2013 Accumulated
	Cost	Amortization	Net

Patents	$1,624,590	$(408,656)	$1,215,934
Trademarks and trade names	4,121,170	(495,897)	3,625,273
Developed technology	7,730,550	(1,503,163)	6,227,387
Customer relationships	904,050	(175,787)	728,263
Internally developed software	716,800	-	716,800
Other intangibles	245,118	(40,572)	204,546
	$15,342,278	$(2,624,075)	$12,718,203

Total amortization expense for the three-month periods ended March 31, 2014 and 2013 was $320,863 and $288,754, respectively. Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use. Estimated amortization expense for the remainder of 2014 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of March 31, 2014 is as follows:

Estimated Expense
2014	$959,243
2015	1,275,456
2016	1,258,855
2017	1,226,530
2018	1,195,761
2019 & Thereafter	5,073,782
$10,989,627

Note 5 – Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$613,025	$(627,294)
Foreign currency translation adjustments	(48,266)	(809,195)
Amounts reclassified to earnings	--	--
Accumulated other comprehensive income/(loss)	$564,759	$(1,436,489)

Note 6 – Investment in Affiliated Company

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

During 2013, the Company paid $200,000 for two license and distribution agreements with Luxcel which grants the Company access to proprietary technology on an exclusive basis for a period of four years.  In addition, as of December 31, 2013 and March 31, 2014, $200,000 and $168,000, respectively, has been recognized as a current obligation on the Consolidated Balance Sheet as a result of the Company contracting for future services to be provided by Luxcel. The terms of the agreement include upfront payments for each work order placed by the Company of which amounts paid are refundable if the work order is cancelled, excluding amounts incurred for work completed up to the cancellation date.  Total commitments for such work orders at the time of the signing of the agreement totaled $300,000, of which $100,000 had been paid as of December 31, 2013 and March 31, 2014.

As part of the relationship with Luxcel, the Company purchases sensors which accompany our instruments for sale to an end user and are required to pay a royalty to Luxcel on the sale of such instruments.

Note 7 – Warranty

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

Warranty provisions and claims for the three-month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$335,533	$240,621
Warranty provisions	70,613	122,889
Warranty claims	(83,818)	(118,241)
Ending balance	$322,328	$245,269

Note 8 – Debt

Long-term notes payable consists of the following:

	March 31, 2014	December 31, 2013
Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $72,917 plus interest through March 28, 2016, collateralized by all the assets of the Company except the Dansensor stock.	$1,822,909	$2,041,660

Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual payments of principal and interest totaling $891,000 beginning October 2, 2012 through April 2, 2015, collateralized by 65% of the outstanding stock of Dansensor.	1,911,826	1,914,941

Capital leases	44,302	47,926
Total long-term notes payable	$3,779,037	$4,004,527
Less current portion of long-term notes payable	2,691,142	2,697,678
Total long-term notes payable	$1,087,895	$1,306,849

The Company has a $6.0 million secured revolving line of credit with a maturity date of March 28, 2016. Interest is charged monthly at one-month LIBOR plus 1.75 basis points which totaled 2% at March 31, 2014. The line of credit is secured by the assets of the Company with the exception of the Dansensor stock. The Company had $3,365,000 outstanding on the line of credit at March 31, 2014. Additionally, Dansensor has a DKK 10,000,000 (approximately $1.8 million) available line of credit of which DKK 483,000 (approximately $89,000) was outstanding as of March 31, 2014. Outstanding borrowings are charged interest at 4.35% per year.

The Company is subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases.  As of March 31, 2014, the Company was in compliance with these various covenants and expects to remain in compliance throughout 2014.

The carrying value of the Seller Note is adjusted for foreign currency translation at each reporting period and the change in value is included in other income (expense) in the condensed consolidated statements of income.

As of March 31, 2014, the future minimum principal payments of the long-term notes payable for the remainder of 2014 and each of the four succeeding fiscal years and thereafter are as follows:

2014	$2,472,306
2015	997,396
2016	306,366
2017	2,969
$3,779,037

Note 9 – Income Taxes

As of March 31, 2014 and December 31, 2013, the liability for gross unrecognized tax benefits was $317,000 and $304,000, respectively. Changes in gross unrecognized tax benefits during the three-months ended March 31, 2014 consisted of an increase of $13,000 for tax positions taken in the current year. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not materially change in the next twelve months.

The Company's provision for income tax expense was 31.4% and 24.7% of income before income taxes for the first quarters ended March 31, 2014 and 2013, respectively. The rate in the first quarter 2014 was lower than the statutory rate due primarily to the effect of foreign operations which are generally taxed at a lower rate than the U.S. and utilization of the domestic manufacturing deduction. As of March 31, 2014, U.S. Congress had not extended the research credit for the current year, therefore, the Company's provision has not provided any potential benefit.

Note 10 – Stock-Based Compensation

As of March 31, 2014, the Company has reserved 136,814 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 730,900 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised. The Company issues new shares of common stock upon exercise of stock options. There were options for an aggregate of 146,400 shares granted during the period ended March 31, 2014.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended March 31,
	2014	2013
Total cost of stock-based compensation	$142,607	$132,108
Amount of income tax benefit recognized in earnings	(21,175)	(22,005)
Amount charged against net income	$121,432	$110,103

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

A summary of the option activity for the first three months of 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	622,300	$12.34	3.7	$2,174,673
Options granted	146,400	15.86	6.8
Options cancelled/expired	(2,125)	15.49	--
Options exercised	(35,675)	10.15	--
Outstanding at March 31, 2014	730,900	$13.15	4.2	$2,583,101

Exercisable at March 31, 2014	524,325	$12.25	3.4	$2,325,368

The total intrinsic value of options exercised was $227,614 and $36,706 during the three-month periods ended March 31, 2014 and 2013, respectively.

A summary of the status of our unvested option shares as of March 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	79,225	$3.98
Options granted	146,400	4.13
Options cancelled	(1,550)	3.87
Options vested	(17,500)	4.39
Unvested at March 31, 2014	206,575	$4.05

As of March 31, 2014, there was $771,510 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of option shares vested during the three-month periods ended March 31, 2014 and 2013 was $76,825 and $71,756.

Note 11 – Derivative Instrument

As of March 31, 2014, the Company has one foreign currency contract outstanding with a notional amount of 10.7 million Danish krone (DKK) or $2.0 million. The foreign currency contract was purchased to economically hedge the foreign currency fluctuation from the remeasurement of the third party seller financed note payable (Seller Note) which is denominated in DKK (Note 8). The foreign currency contract has various settlement dates that coincide with the Company’s Seller Note payment schedule. The term of the foreign currency contract coincides with the maturity of the Seller Note which is April 2, 2015. The fair value of the contract resulted in an asset of approximately $179,500 at March 31, 2014, as compared to approximately $183,100 at December 31, 2013. The change in the fair value of the contract totaling approximately $4,000 for the three-month period ended March 31, 2014 was recognized in other expense, the current portion of the receivable is recorded in other receivables, and the long-term portion is recorded in other assets as of March 31, 2014.

Note 12 – Fair Value Measurements

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

The following table provides information on those assets that are measured at fair value on a recurring basis:

		Fair Value Measurements at the end of the Reporting Period Using

Assets	Carrying value	Significant Other Observable Inputs (Level 2)
March 31, 2014:
Foreign currency contract	$179,526	$179,526

December 31, 2013:
Foreign currency contract	$183,137	$183,137

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

Note 13 – Business Segments

The Company has four operating segments and three reportable segments, structured by differences in products and services, that are regularly reviewed by the Company’s chief operating decision maker to make decisions about allocating resources and assessing segment performance. The segment performance is evaluated at segment operating income which is defined as gross profit less selling, general and administrative expenses and research and development expenses. General corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments. The Company’s four operating segments have been aggregated into three reportable segments based on the authoritative guidance. The Company aggregated its Other Products and Services operating segment into the Industrial Analyzer Products and Services segment based on minimal business activity and materiality.

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Intersegment sales for the three-month periods ended March 31, 2014 and 2013 were insignificant.

Financial information by reportable segment for the three-month periods ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31, 2014		Three months ended March 31, 2013
	Trade Revenue	Segment Operating Income	Trade Revenue	Segment Operating Income
Permeation	$5,848,499	$1,013,597	$4,965,944	$489,748
Package Testing	6,624,467	50,552	6,611,632	529,946
Industrial Analyzers and Other	2,840,182	56,482	2,869,602	235,653
Total	$15,313,148	$1,120,631	$14,447,178	$1,255,347

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

We have two primary operating locations in the United States – Minnesota and Colorado – and we have foreign offices and laboratories in Germany, Denmark, France, Italy, Spain and China. We use a mix of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Europe and China, and we use a network of independent sales representatives to market and service our products and services in most other foreign countries.

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

We also provide certain laboratory testing services to companies that have a need for permeation data. These services consist primarily of testing film and package permeation for companies that:

●	wish to outsource their testing needs to us;
●	are interested in evaluating our instrumentation prior to purchase; or
●	have purchased our products but have a need for additional capacity.

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

Package Testing Products and Services

We manufacture and sell three primary products in this group: headspace analyzers, leak detection equipment and gas mixers. Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing in modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. Our headspace analyzer products include the PAC CHECK®, CheckMateTM and CheckPointTM series of off-line headspace analyzers and the MAP Check 3™ series of on-line analyzers. for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations. Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages. We currently manufacture three types of leak detection instruments. The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products. Our leak detection products include the LeakMatic IITM and LeakPointer IITM series of instruments.

Our gas mixers are used in the food production environment to assure that the package has been properly flushed with the correct mixture of gases. Our gas mixer products include the MAP Mix Provectus and MAP Mix 9001 on-line instruments.

Industrial Analyzer Products and Services and Other

Sales of our gas analyzers, sensors and detector products comprise the majority of sales in this segment. We offer advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process gas analysis, industrial hygiene and safety, environmental air monitoring and indoor air quality.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Sales	100.0	100.0
Cost of sales	45.2	44.8
Gross profit	54.8	55.2
Selling, general and administrative expenses	40.2	38.8
Research and development expenses	7.3	7.7
Operating income	7.3	8.7
Other income (expense), net	(0.4)	(0.7)
Income before income taxes	6.9	8.0
Income tax expense	2.1	2.0
Net income	4.8	6.0

Comparison of Financial Results for the Three-Month Periods Ended March 31, 2014 and 2013

Sales

Sales for the three-month period ended March 31, 2014 increased six percent to $15,313,000, compared to $14,447,000 for the same period in 2013. The growth came primarily from our Permeation segment which recorded an 18% sales growth, most notably in our international markets. Sales in our Package Testing and Indusrial Analyzer and Other segments in the current quarter were similar to the prior year first quarter.

Our overall domestic revenues declined by 17% in the first quarter 2014 compared to last year primarily due to lower consulting and testing services performed as well as reduced demand for gas chromatograph instruments from our Industrial Analyzer segment. Overall international sales increased by 18% as Asia recorded the largest gain.

The following table summarizes total sales by reporting segments for the three-month periods ended March 31, 2014 and 2013:

	Three months ended March 31
	2014	2013
Permeation	$5,848,499	$4,965,944
Package Testing	6,624,467	6,611,632
Industrial Analyzers and Other	2,840,182	2,869,602
Total	$15,313,148	$14,447,178

The following table sets forth the relationship between various components of domestic and foreign sales for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Domestic sales	$4,185,995	$5,055,070
Foreign sales:
Europe	6,302,701	6,189,908
Asia	3,624,536	2,226,345
Other	1,199,916	975,855
Total foreign sales	11,127,153	9,392,108
Total sales	$15,313,148	$14,447,178

Permeation Testing Products and Services – Sales in our Permeation segment increased 18% for the three months ended March 31, 2014 compared to the same period in the prior year, and accounted for 38% and 34% of our consolidated first quarter sales in 2014 and 2013, respectively. The growth was attributable to our international shipments of instruments, with the largest increase coming from our Chinese markets, while consulting and testing service revenue decreased by 5%.

Package Testing Products and Services – Sales in our Package Testing segment, which accounted for 43% and 46% of our consolidated first quarter sales in 2014 and 2013, respectively, increased slightly in the first quarter 2014 compared to the same period in 2013. Sales of our online analyzers and gas mixers were the reason for the quarter over quarter increase. Sales of headspace analyzers were lower than expected due to some residual issues relating to the sensor problem noted in the fourth quarter 2013. Stronger than expected shipments of leak detection instruments helped to offset the decline in headspace analyzer products.

Industrial Analyzer Products and Services and Other – Sales in our Industrial Analyzers and Other segment, which accounted for 19% and 20% of our consolidated first quarter sales in 2014 and 2013, respectively, decreased 1% during the first quarter 2014 compared to the same period in 2013. The decrease was primarily attributable to lower sales of gas chromatograph instruments to the beverage gas market. This decrease was mosltly offset by an increase in sales of OEM sensors to new customers, primarily in the Asia Pacific region. Sales of instruments to the oil and gas drilling markets continued to be strong, primarily in the Middle East region.

Gross Profit

The consolidated gross profit margin was 55% for both quarters ending March 31, 2014 and 2013. The margin in the Permeation segment increased three percentage points to 65% due to increased instrument volume and a lower overall percentage of consulting and testing revenue. The margin in the Package Testing segment decreased by two percentage points to 46% due to a higher percentage of leak detection equipment sales which carry a lower margin, and a select price reduction on some headspace analyzer products to compensate for the faulty sensor issue. The margin in the Industrial Analyzer and Other segment decreased by six points to 53% due primarily to a pricing discount given to a select customer to secure a major order in the oil and gas drilling market, and a higher percentage of OEM sensor sales which carry a lower margin.

The overall gross profit margin varies from quarter to quarter depending on product mix and other factors.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $6,143,000, or 40% of consolidated sales, in the three-month period ended March 31, 2014, compared to $5,603,000, or 39% of consolidated sales, in the same period of 2013. The increase in the current quarter was primarily related to higher headcount, as well higher accounting and SOX consulting expenses.

Research and Development Expenses

Research and development (R&D) expenses were $1,125,000 in the first quarter 2014, compared to $1,119,000 in the same period of 2013. These amounts, which equate 7.3% and 7.7% of consolidated sales, are within our planned level of spending which we project to be between 6% to 8% of sales each year.

Other Income (Expense)

Other income (expense) for the three-month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Interest income	$938	$3,814
Foreign currency exchange loss	(1,422)	(20,374)
Interest expense	(56,344)	(89,700)
Other	--	1,881
	$(56,828)	$(104,379)

The year-to-date amount in foreign currency exchange loss was primarily related to revaluing the foreign currency forward contract and Seller Note to fair value at March 31, 2014.

Income Tax Expense

Our provision for income tax expense was 31.4% and 24.7 % of income before income taxes for the first quarters ended March 31, 2014 and 2013, respectively. The rate in the first quarter 2014 was lower than the statutory rate due primarily to the effect of foreign operations which are generally taxed at a lower rate than the U.S., and utilization of the domestic manufacturing deduction. As of March 31, 2014, U.S. Congress had not extended the research credit for the current year so our provision has not provided for any potential benefit at this point.

The 2013 provision was lower than normal due primarily to a discrete provision for the 2012 research credit which was not allowed to be utilized in this calculation until March 31, 2013. This credit reduced the 2013 effective tax rate from 31.8% to 24.7% for the quarter ended March 31, 2013.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2014 be in a range of 30% to 32%. If U.S. Congress extends the research credit for 2014, it will have the effect of reducing our expected rate. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $730,000 in the first quarter 2014, compared to $867,000 in the first quarter 2013. Diluted net income per share was $0.13 and $0.15 in the first quarters of 2014 and 2013, respectively.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities increased $125,000 to $4,463,000 during the three-month period ended March 31, 2014, compared to $4,338,000 at December 31, 2013. Included in the March 31, 2014 total, was $3,767,000 held outside of the United States, a reduction of $205,000 in the quarter. The year-to-date increase in cash, cash equivalents and marketable securities was primarily the result of cash generated from operations, partially offset by net paydowns on debt and dividend payments.

At March 31, 2014, we had $3.5 million outstanding on the revolving lines of credit. The U.S. revolving line of credit accrues interest at 1.75% over the one-month LIBOR rate, which totaled 2.00% at March 31, 2014. The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46% per annum. The four-year seller note is payable in semi-annual installments of $891,000, including interest, at 3.46% per annum. The term note and the revolving line of credit related to our U.S. borrowings are due on March 28, 2016, and we are subject to certain financial and restrictive covenants. As of March 31, 2014, the Company was in compliance with these financial covenants with the Bank and expects to remain in compliance through the remainder of 2014.

Our working capital as of March 31, 2014 was $10,728,000, an increase of $93,000 compared to $10,635,000 at December 31, 2013. This increase is primarily related to the increases in inventories, a reduction in the revolving lines of credit and accrued compensation and related expenses, partially offset by reduced trade accounts receivable and prepaid income taxes and increased deferred revenue.

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

We may periodically invest a portion of our available cash in highly liquid marketable securities consisting primarily of certificates of deposits, municipal bonds, and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain.

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

Cash Flow

Cash Flow from Operating Activities

Historically, our primary source of funds has been cash provided by operating activities. In the first three months of 2014, cash provided by operations totaled approximately $1,968,000 due primarily to net income of $730,000, non-cash depreciation and amortization of $628,000, a decrease in trade accounts receivable of $889,000, and an increase in deferred revenue of $508,000. These increases in cash from operating activities were partially offset by reductions in accounts payable of $536,000 and accrued compensation and related expenses of $344,000, and an increase in inventories of $343,000.

Cash provided by operations totaled approximately $755,000 in the first three months of 2013 due primarily to net income of $867,000, non-cash depreciation and amortization of $559,000, an increase in deferred revenue of $313,000, increased accrued income taxes of $222,000, and a reduction of trade accounts receivable of $195,000. These increases in cash from operating activities were partially offset by reductions in accounts payable of $909,000 and accrued compensation and related expenses of $396,000.

Cash Flow from Investing Activities

Cash used for investing activities totaled approximately $101,000 in the first three months of 2014 due primarily to the purchase of property, plant and equipment totaling $335,000, partially offset by the receipt of proceeds from maturities of marketable securities of $205,000.

Cash provided from investing activities totaled approximately $1,966,000 in the first three months of 2013 due primarily to the receipt of proceeds from maturities of marketable securities of $2,204,000, partially offset by cash paid for intangible assets and fixed asset additions of $237,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first three months of 2014 totaled approximately $1,530,000 due primarily to a net reduction in our revolving lines of credit of $809,000, a reduction of our term notes payable of $225,000 and dividends paid of $621,000. These uses of cash were partially offset by the receipt of proceeds from stock option exercises of $123,000.

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

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of our contractual obligations related to operating leases, purchase obligations and financing arrangements.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, accrued product warranties and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2014.

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

●	Failure to correct material weakness in our internal control over financial reporting;
●	Failure to effectively integrate the operations of Dansensor with ours;
●	Decline in overall economic or business conditions;
●	Ability to meet our debt obligations in a timely manner;
●	The impact of complying with our bank covenants;
●	Impairment of our investment in Luxcel due to adverse operating results as compared to plan;
●	Increases in prices for raw materials;
●	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;
●	Fluctuations in foreign currency exchange rates and interest rates;
●	Failure to develop new products and technologies, delays in new product introduction and lack of market acceptance of new products;
●	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;
●

Disruption in our ability to manufacture our products or the ability of our key suppliers to provide us products or components or raw materials for products resulting in our inability to supply market demand for our products;

●	Reliance on independent sales distributors and sales associates to market and sell our products;
●	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;
●	Loss of customers;
●	Failure to retain senior management or replace lost senior management;
●	Reliance on our management information systems for inventory management, distribution, accounting and other functions;
●	Effects of any potential litigation;
●	Failure to comply with applicable laws and regulations and adverse changes in applicable laws or regulations; or
●	Changes in generally accepted accounting principles

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

Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. We historically have not experienced any material foreign currency translation gains or losses, however, we have realized net foreign currency transaction losses in 2014 related to the valuation of our foreign currency contract. To mitigate the effect of any further currency fluctuations in our loan obligations for Dansensor, we purchased a foreign currency contract which acted as an economic hedge against any additional gains or losses.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act), as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the material weakness identified in connection with our consolidated financial statements for the year ended December 31, 2013 was not effectively remediated as of March 31, 2014, due to the fact that an insufficient period of time has passed for management to thoroughly test and document the effectiveness of our disclosure controls and procedures and, accordingly, the disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the on-going remediation efforts to address the material weakness in internal control.

PART II.     OTHER INFORMATION

Item 1A.   Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended December 31, 2013 under the heading “Part I – Item 1A. Risk Factors.” There has been no material change in those risk factors.

Item 2 .     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three-month period ended March 31, 2014 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 14,263 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the three months ended March 31, 2014.

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: May 9, 2014	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	/s/ Darrell B. Lee
Darrell B. Lee
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2014

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.