Form 10-K/A
period 2013-12-31
MOCON INC
filed 2014-07-14
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2014, 5,662,326 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of MOCON, Inc. for the fiscal year ended December 31, 2013 as originally filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014 (the “Original Filing”). Due to administrative oversight, MOCON, Inc. failed to file its definitive proxy statement for its 2014 annual meeting via EDGAR with the Securities and Exchange Commission. This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because MOCON, Inc. did not file a definitive proxy statement within 120 days after the end of its 2013 fiscal year. In addition, this Form 10-K/A amends Item 1A of Part I of the Original Filing to include an additional risk factor and amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing.

Forward-Looking Statements

This Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. The forward-looking statements may include statements regarding actions to be taken by us. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the section on forward-looking statements and in the risk factors in Item 1A of our Original Filing and this filing as well as in our periodic reports on Form 10-Q and Form 8-K.

PART I

ITEM 1A. RISK FACTORS

The following is an update to the risk factors previously disclosed in Item 1A to Part 1 of our Form 10-K for the year ended December 31, 2013 filed on March 28, 2014.

Our failure to timely file certain filings and periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We failed to timely file our Proxy Statement for our 2014 annual meeting. As a result, our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 is considered late because information that we intended to incorporate by reference to our Proxy Statement cannot be incorporated. Because of these late filings, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that would be beneficial to our business. We will be ineligible to file an SEC Form S-3 registration statement until such time as we have timely filed all SEC reports required to be filed during the twelve months the date on which a Form S-3 registration statement is filed. Our failure to timely file those and possibly future periodic reports and filings with the SEC may be considered a violation of the securities laws and could subject us to enforcement action by the SEC and shareholder lawsuits. Any of these events could materially and adversely affect our financial condition and results of operations.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors

The following information has been furnished to us by the persons who have been elected to our Board of Directors. The information presented includes information each director has given us about his or her age, all positions he or she holds, his or her personal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe that all of our directors display personal and professional integrity; broad-based business acumen; a high level of understanding of our business and our industry; strategic thinking and a willingness to share ideas; and have a diversity of experiences, expertise and background.

Name	Age	Principal Occupation	Director Since
Robert L. Demorest	68	Chairman of the Board, President and Chief Executive Officer of MOCON, Inc.	1995
Donald N. DeMorett	55	Chief Operating Officer of MOCON, Inc.	2006
Robert F. Gallagher	58	Distinguished Service Faculty at St. Thomas University and former Chief Financial Officer of Stratasys, Inc.	2005
Bradley D. Goskowicz	58	Chief Executive Officer of Microbiologics, Inc.	2012
Kathleen Iverson	58	Board member of Speed Commerce, Inc.	2014
Daniel W. Mayer	63	Executive Vice President and Chief Technology Officer of MOCON, Inc.	2000
Tom C. Thomas	54	Partner, Pillsbury Winthrop Shaw Pittman LLP	1997
David J. Ward	56	General Manager of Cargill Process Optimizers	2012
Paul R. Zeller	54	Senior Vice President and Chief Financial Officer of Imation Corp.	2014

Additional Information About Board Members

Robert L. Demorest has been our President, Chief Executive Officer and Chairman of the Board since April 2000. Prior to that, Mr. Demorest had been our President for more than five years. Mr. Demorest is also a director of Marten Transport, Ltd., a publicly traded company.

Donald N. DeMorett has served as our Chief Operating Officer since January 2013. Prior to that, he served as the President and Chief Executive Officer of GearGrid Corporation, a manufacturer of commercial storage systems, for more than five years.

Robert F. Gallagher has been a Distinguished Service Faculty at St. Thomas University since January 2013. Prior to that, he served as Chief Financial Officer of Stratasys, Inc., a developer and manufacturer of rapid prototyping systems, for more than five years.

Bradley D. Goskowicz has served as Chief Executive Officer at Microbiologics, Inc., a manufacturer of biological reference materials for quality control testing since February 2010. Prior to that, he served as their Chief Marketing Officer since 2009. Prior to joining Microbiologics, Mr. Goskowicz was the Vice President of Marketing and Clinical Site Development at Myocor, Inc. since May 2006.

Kathleen Iverson currently serves on the board of directors of Speed Commerce, Inc., a provider of flexible end-to-end E-commerce services to retailers and manufacturers. Ms. Iverson previously served as a director of CyberOptics Corporation, a manufacturer of optical process control sensors and measurement and inspection systems, used in the electronics assembly equipment market and semiconductor industry, from May 1998 through January 2014, and was Chairman of the Board from August 2009 until her departure from that board. Ms. Iverson served as the President and CEO of CyberOptics from January 2003 until her retirement from that company in January 2014

Daniel W. Mayer has been our Executive Vice President and Chief Technology Officer for more than five years.

Tom C. Thomas has been a partner at Pillsbury Winthrop Shaw Pittman LLP, a law firm, for more than five years.

David J. Ward has served as General Manager of Cargill Process Optimizers, a provider of technical services and software that assists many of the largest food and beverage companies improve efficiencies, for more than five years.

Paul R. Zeller will become the CFO of Natureworks LLC on August 4, 2014. NatureWorks is a joint venture of Cargill and PTT Global Chemical. Prior to transitioning to NatureWorks, Mr. Zeller has been Senior Vice President and Chief Financial Officer of Imation Corp. (Imation), a position he has held since May 2009. Mr. Zeller was Vice President and Chief Financial Officer of Imation from August 2004 to May 2009 and has been with Imation since Imation's spin-off from 3M Company in 1986. He held the position of Corporate Controller from May 1998 to August 2004. Prior to joining Imation, Mr. Zeller held several accounting management positions with 3M Company.

During the fourth quarter 2013, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

Effective as of July 1, 2014, Richard Proulx resigned as a member of our Board of Directors. Mr. Proulx’s resignation was not the result of any disagreement between MOCON and him on any matter relating to MOCON’s operations, policies or practices.

CORPORATE GOVERNANCE

Director Independence

Our Board of Directors currently consists of six independent directors and three members of our senior management team. Each of our directors, except for Robert L. Demorest, Donald N. DeMorett and Daniel W. Mayer, is an “independent director” under the Listing Rules of the Nasdaq Stock Market. Nasdaq’s independence definition includes a series of objective tests. For example, an independent director may not be employed by us and may not engage in certain types of business dealings with our company. In addition, as further required by Nasdaq’s rules, our Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and by our company with regard to each director's business and personal activities as they may relate to our company and our management.

Our Board of Directors has chosen to combine the principal executive officer and board chairman positions and has not appointed a separate lead director. Robert L. Demorest has served as the principal executive officer and board chairman since 2000. At the present time, the independent directors believe that Mr. Demorest’s in-depth knowledge of our operations and his vision for its development make him the best qualified director to serve as Chairman.

Information about Our Board and its Committees

Our business and affairs are managed by our Board. Our Board met four times during 2013. Committees established by our Board consist of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, each of which has the composition and responsibilities described below. Our Board may from time to time establish other Board committees to facilitate the management of our company and may change the composition and the responsibilities of our existing committees.

All of our directors attended at least 98% of the aggregate meetings of our Board and all Board committees on which they served during 2013.

Audit Committee

Responsibilities. The primary function of the Audit Committee is to provide assistance to our Board in fulfilling its oversight responsibility relating to our consolidated financial statements and the financial reporting process, our systems of internal accounting, financial and disclosure controls, the annual independent audit of our consolidated financial statements and our legal compliance and ethics programs as established by management and our Board. The Audit Committee has sole authority to appoint, retain, oversee and compensate the work of our independent registered public accounting firm and must pre-approve all audit services and permissible non-audit services to be performed for us by our independent registered public accounting firm, subject to de minimis exceptions under federal securities laws.

The Audit Committee operates under a written charter adopted by our Board. A printed copy of such charter can be found on the About Us-Investor Relations-Investor Information section of our corporate website at www.mocon.com and is available to any shareholder upon request to our Corporate Secretary at MOCON, Inc., 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428 or by telephone at (763) 493-6370.

The Audit Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition. The current members of the Audit Committee are Robert F. Gallagher, David J. Ward and Paul R. Zeller. Prior to July 1, 2014, the members of the Audit Committee consisted of Robert F. Gallagher, Richard A. Proulx and David J. Ward. Mr. Gallagher is currently the chair of the Audit Committee. Prior to July 1, 2014, Mr. Proulx was the chair of the Audit Committee. Each member of the Audit Committee qualifies as “independent” for purposes of membership on the Audit Committee pursuant to the Listing Rules of the Nasdaq Stock Market and the rules and regulations of the Securities and Exchange Commission and is “financially literate” as required by the Listing Rules of the Nasdaq Stock Market. In addition, our Board has determined that Mr. Gallagher qualifies as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission and meets the qualifications of “financial sophistication” under the Listing Rules of the Nasdaq Stock Market as a result his former position as chief financial officer of a publicly traded company. Other members of the Audit Committee who have served as chief executive officers or chief financial officers of public companies or have similar experience or understanding with respect to certain accounting and auditing matters may also be considered audit committee financial experts. Shareholders should understand that these designations related to our Audit Committee members’ experience and understanding with respect to certain accounting and auditing matters do not impose upon any of them any duties, obligations or liabilities that are greater than those generally imposed on a member of the Audit Committee or of our Board.

Meetings and Other Information. The Audit Committee met four times during 2013. At all four of the meetings, the Audit Committee met in private session with our independent registered public accounting firm. Additional information regarding the Audit Committee and our independent registered public accounting firm is disclosed under headings entitled “Ratification of Selection of Independent Registered Public Accounting Firm” and the “Audit Committee Report” included elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A.

Nominating and Governance Committee

Responsibilities. The primary functions of the Nominating and Governance Committee are to assist our Board by identifying individuals qualified to become members of our Board, recommending director nominees for each annual meeting of shareholders and to fill any vacancies that may occur between meetings of the shareholders. In addition, this committee is responsible for evaluating the overall effectiveness of our Board and recommending to the Board a set of governance standards applicable to it.

The Nominating and Governance Committee operates under a written charter adopted by our Board. A copy of such charter can be found on the About Us-Investor Relations-Investor Information section of our corporate website at www.mocon.com and is available to any shareholder upon request to our Corporate Secretary at MOCON, Inc., 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428 or by telephone at (763) 493-6370.

The Nominating and Governance Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition. The current members of the Nominating and Governance Committee are Bradley D. Goskowicz, Kathleen Iverson and Tom C. Thomas. Prior to July 1, 2014, the Nominating and Governance Committee consisted of Messrs. Goskowicz and Thomas. Mr. Goskowicz is the chair of the Committee. Each of Messrs. Goskowicz, Iverson and Thomas is considered “independent” under the Listing Rules of the Nasdaq Stock Market.

Director Nominations Process. In selecting nominees for our Board, the Nominating and Governance Committee first determines whether the incumbent directors, each of whose term expires at the meeting, are qualified to serve, and wish to continue to serve, on our Board. The Nominating and Governance Committee believes that, in general, MOCON and its shareholders benefit from the continued service of qualified incumbent directors because those directors have familiarity with and insight into our corporate affairs that they have accumulated during their tenure with the company. Appropriate continuity of Board membership also contributes to our Board’s ability to work as a collective body. Accordingly, it is the practice of the Nominating and Governance Committee, in general, to re-nominate an incumbent director if the director wishes to continue his or her service with our Board, the director continues to satisfy the Nominating and Governance Committee’s criteria for membership on our Board, the Nominating and Governance Committee believes the director continues to make important contributions to our Board, and there are no special, countervailing considerations against re-nomination of the director.

In identifying and evaluating new candidates for election to our Board, the Nominating and Governance Committee will solicit recommendations for nominees from persons whom the Nominating and Governance Committee believes are likely to be familiar with qualified candidates having the qualifications, skills and characteristics required for Board nominees from time to time. Such persons may include members of our Board and our senior management. In addition, the Nominating and Governance Committee may engage a search firm to assist it in identifying qualified candidates. The Nominating and Governance Committee will review and evaluate each candidate which it believes merits serious consideration, taking into account available information concerning the candidate, any qualifications or criteria for Board membership established by the Nominating and Governance Committee, the existing composition of our Board, and other factors that it deems relevant. In conducting its review and evaluation, the Nominating and Governance Committee may solicit the views of our management, other Board members, and any other individuals it believes may have insight into a candidate. The Nominating and Governance Committee may designate one or more of its members and/or other Board members to interview any proposed candidate.

The Nominating and Governance Committee will consider recommendations for the nomination of directors submitted by our shareholders. The Nominating and Governance Committee will evaluate candidates recommended by shareholders in the same manner as those recommended as stated above, except that the Nominating and Governance Committee may consider, as one of the factors in its evaluation of shareholder recommended nominees, the size and duration of the interest of the recommending shareholder or shareholder group in the equity of MOCON.

There are no formal requirements or minimum qualifications that a candidate must meet in order for the Nominating and Governance Committee to recommend the candidate to our Board. The Nominating and Governance Committee believes that each nominee should be evaluated based on his or her merits as an individual, taking into account the needs of our company and our Board. However, in evaluating candidates, there are a number of criteria that the Nominating and Governance Committee generally views as relevant and is likely to consider. Some of these factors include whether the candidate is an “independent director” under the Listing Rules of the Nasdaq Stock Market and meets any other applicable independence tests under the federal securities laws and rules and regulations of the Securities and Exchange Commission; whether the candidate is “financially sophisticated” and otherwise meets the requirements for serving as a member of an audit committee under the Listing Rules of the Nasdaq Stock Market; whether the candidate is an “audit committee financial expert” under the federal securities laws and the rules and regulations of the Securities and Exchange Commission; the needs of our company with respect to the particular talents and experience of its directors; the personal and professional integrity and reputation of the candidate; the candidate’s level of education and business experience; the candidate’s broad-based business acumen; the candidate’s level of understanding of our business and its industry; the fit of the candidate’s skills and personality with those of other directors and potential directors in building a board that is effective and responsive to the needs of our company; whether the candidate possesses strategic thinking and a willingness to share ideas; the candidate’s diversity of experiences, expertise and background; the candidate’s ability to represent the interests of all shareholders and not a particular interest group; and the candidate’s willingness to devote adequate time to work for our Board and its committees.

While we do not have a stand-alone diversity policy, in considering whether to recommend any director nominee, including candidates recommended by shareholders, the Nominating and Governance Committee will consider the factors above, including the candidate’s diversity of experiences, expertise and background. This committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow the board to fulfill its responsibilities.

Meetings and Other Information. The Nominating and Governance Committee met once during 2013. The Nominating Committee will consider recommendations for the nomination of directors submitted by our shareholders. Any shareholder of our company seeking to recommend a nominee for director for the Nominating and Governance Committee’s consideration must submit a letter addressed to the Nominating and Governance Committee, c/o Corporate Secretary, MOCON, Inc., 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428, clearly identified as “Director Nominee Recommendation.” Submissions must be made by mail, courier or personal delivery. E-mailed submissions will not be considered. All recommendation letters must contain the following information concerning the recommending shareholder:

●	The name and address, including telephone number, of the recommending shareholder;

●	The number of shares of our common stock owned by the recommending shareholder and the time period for which such shares have been held; and

●

If the recommending shareholder is not a shareholder of record, a statement from the record holder of the shares (usually a broker or bank) verifying the holdings of the shareholder and a statement from the recommending shareholder of the length of time that the shares have been held. (Alternatively, the shareholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the Securities and Exchange Commission reflecting the holdings of the shareholder, together with a statement of the length of time that the shares have been held).

All recommendation letters must contain the information required by Items 401, 403 and 404 of SEC Regulation S-K concerning the proposed nominee. The nominating recommendation must describe all relationships between the proposed nominee and the recommending shareholder and any agreements or understandings between the recommending shareholder and the nominee regarding the nomination. The nominating recommendation must describe all relationships between the proposed nominee and any of our competitors, customers, suppliers, or other persons with special interests regarding our company.

The nominating recommendation must be accompanied by the consent of the proposed nominee to be interviewed by the Nominating and Governance Committee, if the Nominating and Governance Committee chooses to do so in its discretion (and the recommending shareholder must furnish the proposed nominee’s contact information for this purpose), and, if nominated and elected, to serve as a director of our company.

To assure time for meaningful consideration and evaluation of the nominees by the Nominating and Governance Committee, shareholders seeking to recommend a nominee for director must submit their recommendation letter, as provided above, not later than 120 calendar days prior to the first anniversary of the date of the proxy statement for the prior annual meeting of shareholders. In the event that the date of the annual meeting of shareholders for the current year is more than 30 days following the first anniversary date of the annual meeting of shareholders for the prior year, the submission of a recommendation will be considered timely if it is submitted a reasonable time in advance of the mailing of our proxy statement for the annual meeting of shareholders for the current year. The Nominating and Governance Committee will consider only those shareholder recommendations whose submissions comply with these procedural requirements.

The Nominating and Governance Committee will evaluate candidates recommended by shareholders in the same manner as those recommended as stated above, except that the Nominating and Governance Committee may consider, as one of the factors in its evaluation of shareholder recommended nominees, the size and duration of the interest of the recommending shareholder or shareholder group in the equity of our company.

Compensation Committee

Responsibilities. The primary functions of the Compensation Committee are to provide assistance to our Board in fulfilling its oversight responsibility relating to compensation of our Chief Executive Officer and other executive officers and to administer our equity compensation plans and review, assess and approve overall strategies for attracting, developing, retaining and motivating our management and employees. In addition, the Compensation Committee reviews and discusses with management the “Compensation Discussion and Analysis” section and based on such review and discussions make a recommendation to our Board as to whether the “Compensation Discussion and Analysis” section should be included in our annual meeting proxy statement.

The Compensation Committee operates under a written charter adopted by our Board. A copy of such charter can be found on the About Us-Investor Relations-Investor Information section of our corporate website at www.mocon.com and is available to any shareholder upon request to our Corporate Secretary at MOCON, Inc., 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428 or by telephone at (763) 493-6370.

The Compensation Committee has the authority to engage the services of outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Composition. The current members of the Compensation Committee are Robert F. Gallagher and Tom C. Thomas. Mr. Thomas is the chair of the Compensation Committee. Each of Messrs. Gallagher and Thomas is considered “independent” under the Listing Rules of the Nasdaq Stock Market.

Processes and Procedures for Consideration and Determination of Executive Compensation. Our Board has delegated to the Compensation Committee the responsibility, among other things, to determine any and all compensation payable to our executive officers, including annual salaries, incentive compensation, long-term incentive compensation and any other compensation, and to administer our equity and incentive compensation plans applicable to our executive officers. Decisions regarding executive compensation made by the Compensation Committee are considered final and are not generally subject to Board review or ratification. Under the terms of its written charter, the Compensation Committee has the power and authority to delegate any of its duties and responsibilities to subcommittees as the Compensation Committee may deem appropriate in its sole discretion. Historically, the Compensation Committee has not generally delegated any of its duties and responsibilities to subcommittees, but rather has taken such actions as a committee, as a whole.

Our Chairman, President and Chief Executive Officer assists the Compensation Committee in gathering compensation related data regarding our executive officers and makes recommendations to the Compensation Committee regarding the form and amount of compensation to be paid to each executive officer (other than himself). In making its final decisions regarding the form and amount of compensation to be paid to our executive officers, the Compensation Committee considers the recommendations of our Chairman, President and Chief Executive Officer, but also considers other factors, such as its own views as to the form and amount of compensation to be paid, competitive compensation surveys and studies, the achievement by the company of financial and earnings objectives, the general performance of the company and the individual officers, the performance of the company’s stock price and other factors that may be relevant. However, final deliberations and decisions by the Compensation Committee concerning executive officer compensation, including compensation to be paid to our Chairman, President and Chief Executive Officer, are made by the Compensation Committee, without the presence of the Chairman, President and Chief Executive Officer or any other executive officer of our company.

Meetings and Other Information. The Compensation Committee met three times during 2013. Additional information regarding the Compensation Committee is disclosed under the headings entitled “Compensation Discussion and Analysis” and “Compensation Committee Report” included elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A.

Board Role in Risk Oversight

The Board of Directors as a whole has responsibility for risk oversight, with more in-depth reviews of certain areas of risk being conducted by the relevant Board committees that report on their deliberations to the full Board of Directors. The oversight responsibility of the Board and its committees is enabled by management reporting processes that are designed to provide information to the Board about the identification, assessment and management of critical risks and management’s risk mitigation strategies. The areas of risk that we focus on include regulatory, operational, financial (accounting, credit, liquidity and tax), legal, compensation, competitive, health, safety and environment, economic, political and reputational risks.

The standing committees of the Board of Directors oversee risks associated with their respective principal areas of focus. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders, on our processes for the management of business and financial risk, our financial reporting obligations and for compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee, along with management, is also responsible for developing and participating in a process for review of important financial and operating topics that present potential significant risk to our company. The Compensation Committee is responsible for overseeing risks and exposures associated with our compensation programs and arrangements, including our executive and director compensation programs and arrangements, and management succession planning. The Nominating and Governance Committee oversees risks relating to succession planning and governance matters.

We recognize that a fundamental part of risk management is understanding not only the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. The involvement of the full Board of Directors in setting our business strategy is a key part of the Board’s assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for our company.

We believe our current Board leadership structure is appropriate and helps ensure proper risk oversight for our company for a number of reasons, including: (1) general risk oversight by the full Board of Directors in connection with its role in reviewing our key long-term and short-term business strategies and monitoring on an on-going basis the implementation of our key business strategies; (2) more detailed oversight by our standing Board committees that are currently comprised of and chaired by our independent directors, and (3) the focus of our Chairman of the Board on allocating appropriate Board agenda time for discussion regarding the implementation of our key business strategies and specifically risk management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our directors and executive officers, and each person who owns more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and of our other equity securities. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based on review of the copies of such reports furnished to us during the year ended December 31, 2013, and based on representations by our directors and executive officers, all of our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filings requirements.

Executive Officers

The information concerning our executive officers is included in the Original Filing under Part I, Item 1, “Executive Officers.”

Code of Ethics

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The purpose of this “Compensation Discussion and Analysis” section is to discuss the material elements of the compensation awarded to, earned by or paid to our executive officers who are considered “named executive officers” as a result of their officer positions held at the end of, or during, 2013 and the amount of compensation they earned during the year ended December 31, 2013. This discussion analyzes the information contained in the tables and related footnotes and narratives under the heading “Executive Compensation” included elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A. In so doing, this discussion describes our compensation philosophy, policies and practices with respect to our named executive officers. Although this discussion focuses primarily on compensation awarded to, earned by and paid to our named executive officers during 2013, this discussion also describes executive compensation actions prior to 2013 and actions taken after 2013 to the extent it enhances the understanding of or gives context to our executive compensation disclosures for 2013. In light of the voting results with respect to the frequency of shareholder advisory votes on executive compensation at our 2012 Annual Meeting of Shareholders, we are currently holding an advisory vote on the compensation of named executive officers on an annual basis.

As described in more detail under the heading “Corporate Governance—Compensation Committee” included elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A, our Board of Directors has delegated to the Compensation Committee the responsibility, among other things, to determine any and all compensation payable to our executive officers, including annual salaries, incentive compensation, long-term incentive compensation and all other compensation, and to administer our equity and incentive compensation plans applicable to our executive officers. The processes and procedures the Compensation Committee use to consider and determine executive compensation are described under the heading “Corporate Governance—Compensation Committee—Processes and Procedures for Consideration and Determination of Executive Compensation” included elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A.

Objectives of Our Executive Compensation Program

Our executive compensation program is designed to:

●	attract and retain executives important to the success of our company and the creation of value for our shareholders;

●	motivate our executives to achieve our desired financial, earnings and other corporate goals and create shareholder value; and

●

reward our executives for the achievement of our desired financial, earnings and other corporate goals, the creation of shareholder value in the short and long term and their contributions, in general, to the success of our company.

Our Philosophy

Our executive compensation program and the decisions of the Compensation Committee are based on the following philosophy and principles:

●	We favor linking a significant component of compensation that varies depending on the attainment of financial and earnings goals and the performance of our stock price over solely fixed compensation.

●

Total compensation should generally increase with position and responsibility. A greater percentage of total compensation should be tied to corporate performance and stock price, and therefore be at risk, as position and responsibility increases. As a result, individuals, such as our named executive officers, with greater roles and responsibilities associated with achieving our desired financial and earnings goals should bear a greater proportion of the risk that those objectives are not achieved and our stock price decreases than other employees and should receive a greater proportion of the reward if such goals are met or surpassed and our stock price increases.

●

We seek to align the interests of our executives with the interests of our shareholders through, among other means, the use of long-term, equity-based incentive compensation, in the form of stock options.

Determination of Amount of Executive Compensation and Use of Benchmarking

In determining the amount of compensation to pay our named executive officers, the Compensation Committee considers a variety of factors, such as the executive’s position within the company and the level of responsibility and skills required by the executive’s position; the executive’s qualifications; the attainment of or failure to attain our financial and earnings goals; individual performance of the executive; current and historical compensation levels; the executive’s length of service with our company and other considerations the Compensation Committee deems relevant.

One of the other considerations the Compensation Committee looks at is the compensation that public companies that are similar to us paid to their executive officers. To assist in that analysis, in 2013 the Compensation Committee looked at information provided to it by Equilar, Inc., an outside consulting firm. The study conducted by Equilar compared the compensation paid to the executive officers of 11 public companies that are engaged in the manufacturing of scientific and technical instruments. The Compensation Committee particularly focused on the compensation paid to the executive officers of the companies included in this information that had a market capitalization, revenues and net income similar to ours. We refer to these companies in this discussion as our “peer group companies.” Our peer group companies are as follows: Amtech Systems, Inc., Astro-Med, Inc., Blue Nile, Inc., CSP, Inc., Frequency Electronics, Inc., Intevac, Inc., Memsic, Inc., Napco Security Technologies, Inc., Perceptron, Inc., Rimage Corp., and Transact Technologies, Inc.

Our executive compensation program as a whole and each individual element of the program is designed to provide a level of compensation that is competitive for public companies that are comparable to us in terms of profitability, complexity and size in order to attract, motivate and retain executives necessary to the achievement of our desired financial and earnings goals. We generally target total compensation of our executive officers to be within the range of the aggregate compensation that our peer companies pay to its executive officers. However, we do not focus on whether or not the total compensation of our executives is above or below the mean or median compensation that is paid to the executive officers of our peer group companies, because we recognize that trying to tie the compensation that we pay to our executives to any specific metric that is based on the compensation paid by other companies can result in volatility from year to year based on circumstances unique to those companies which may not impact us. We also recognize that those companies may have compensation philosophies that differ from ours.

Determination of Form of Executive Compensation and Total Compensation Mix

The principal elements of our executive compensation program consist of base salary, annual incentive compensation, long-term equity-based incentive compensation in the form of stock options, and other compensation as described in more detail below under the heading “—Elements of Our Executive Compensation Program.”

We believe these elements achieve the objectives of our compensation program by providing a base salary which is adjusted to reflect individual and company performance, requiring that our financial and earnings goals be met or exceeded to earn a bonus under our annual cash incentive plan, requiring that specific company-related performance goals be met or exceeded to earn a special annual incentive bonus, and awarding stock options with an exercise price equal to the price of our common stock on the date of grant so that the options will only have value if the market price of our common stock increases over time.

In determining the form of compensation to pay our named executive officers, the Compensation Committee views these elements of our executive compensation program as related but distinct. Although the Compensation Committee reviews total compensation, it does not believe that significant compensation derived by an executive from one element of our compensation program should necessarily negate or result in a reduction in the amount of compensation the executive receives from other elements or that, on the flip side, minimal compensation derived from one element of compensation should necessarily result in an increase in the amount the executive should receive from one or more other elements of compensation.

Except as described below, the Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, the Compensation Committee’s philosophy is to make a greater percentage of an executive’s compensation performance-based, and therefore at risk, as the executive’s position and responsibility increases given the influence more senior level executives generally have on company performance. It is also the Compensation Committee’s view to keep cash compensation at a competitive level while providing the opportunity to be fairly rewarded through long-term equity-based incentive compensation, in the form of stock options, if the company’s stock price performs well over time. Thus, individuals with greater roles and responsibilities associated with achieving our company’s financial and earnings goals, and thus presumably increasing the total return to our shareholders, should bear a greater proportion of the risk that those goals are not achieved than other employees and should receive a greater proportion of the reward if those goals are met or surpassed.

Elements of Our Executive Compensation Program

The principal elements of our executive compensation program for 2013 consisted of:

●	base salary;

●	annual incentive compensation, in the form of payments under our annual incentive pay plan and special performance related bonus plan;

●	long-term equity-based incentive compensation in the form of stock options; and

●	all other compensation.

In addition, our executive compensation program also includes certain change in control arrangements and post-termination severance arrangements, which are described in more detail below under the heading “—Change in Control and Post-Termination Severance Arrangements.”

Base Salary

General. We provide a base salary for our named executive officers that is not subject to company or individual performance risk. We recognize the need for most executives to receive at least a portion of their total compensation in the form of a guaranteed base salary that is paid in cash regularly throughout the year to support a reasonable standard of living.

We initially set base salaries for our executives at a level that we believe enables us to hire and retain them in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business objectives. The Compensation Committee reviews base salaries for our named executive officers each year beginning in November and generally approves any increases for the following year in December or as soon as practicable thereafter. Regardless of when the final decision regarding base salaries for a calendar year is made by the Compensation Committee, any increases in base salaries are effective as of January 1 of that year, which could result in a retroactive payment to the executive shortly after the final decision is made.

The Compensation Committee’s determination regarding the base salaries of our named executive officers are based on a number of factors, including: the executive’s level of responsibility, prior experience, base salary for the prior year, base salary and other compensation data for similarly situated executives from some of our peer group companies, the skills required by the position, length of service with our company (or predecessors), past individual performance, company performance and other considerations the Compensation Committee deems relevant. The Compensation Committee also recognizes that in addition to the typical responsibilities and duties held by our executives by virtue of their positions, they often have additional responsibilities and perform additional duties that typically would be delegated to others in most organizations with additional personnel and resources.

Analysis. Annualized base salary rates for 2012, 2013 and 2014 for our named executive officers are as follows:

Name	2012	2013	% Change From 2012	2014	% Change From 2013
Robert L. Demorest	$310,503	$348,850	12.0%	$366,293	5.0%
Donald N. DeMorett	—	225,000	—	247,500	10.0%
Darrell B. Lee	183,674	202,500	10.0%	214,650	6.0%
Douglas J. Lindemann	199,902	209,897	5.0%	217,243	3.5%
Daniel W. Mayer	234,476	246,200	5.0%	253,586	3.0%

We have historically granted our executive officers a mid-single digit percentage increase in their base salary each year, although the percentage may be higher or lower if the responsibilities of the executive increased or decreased during the year. For 2014, our executive officers were granted increases ranging from 3% to 10% of their base compensation, which represented a combination of merit increases and market rate adjustments to align base salaries with similarly situated executives in our peer group. Mr. DeMorett was named our Chief Operating Officer on January 14, 2013 at an initial annual salary of $225,000.

For 2013, base salaries accounted for approximately 58% of total compensation for our Chairman, President and Chief Executive Officer and approximately 59% on average for the other named executive officers. Our Chairman, President and Chief Executive Officer having the lowest percentage of his overall compensation consisting of his base salary is consistent with our philosophy that executives with greater responsibility for achieving our desired financial and earnings goals should have a greater percentage of compensation subject to performance risk.

Annual Incentive Compensation

General. In addition to base compensation, we provide our named executive officers the opportunity for annual incentive compensation, which is designed to provide a direct financial incentive to our executives to achieve annual financial, earnings and other goals of our company. We provide our named executive officers a direct financial incentive to achieve our annual profit goals through the MOCON, Inc. Incentive Pay Plan. In addition, we have a special performance related bonus arrangement for our named executive officers to further motivate them to achieve other company-related performance goals. We believe that the combination of our Incentive Pay Plan, which rewards our executives for achieving and exceeding annual financial and earnings goals, and the special performance related bonus, which rewards our executives for successfully executing initiatives that we believe will have a positive long-term impact, provides appropriate monetary incentives for our executives to help our company achieve both near term and long term success.

MOCON, Inc. Incentive Pay Plan. The MOCON, Inc. Incentive Pay Plan directly links our annual financial results with our executives’ overall compensation. For 2013 and 2014, the target for each of our named executives was a specified amount of our annual net income before income taxes and incentives.

At the end of each calendar year, our Board analyzes budgets and projections for the upcoming year provided by our executive officers. After discussions with our Chairman, President and Chief Executive Officer and other executives, our Board approves a budget that includes a targeted amount of pre-tax income. The Compensation Committee establishes goal amounts for our named executive officers based on such pre-tax income target and then determines the percentage of salary at goal for each executive for the following year. The percentage of salary at goal for each executive will typically be consistent with prior years. Our Chairman, President and Chief Executive Officer typically has a target bonus amount that is a higher percentage of his base salary as compared to our other executive officers to reflect our philosophy that as the executive officer with the highest level of responsibility for achieving our desired financial and earnings goals, our Chairman, President and Chief Executive Officer should have the highest percentage of his compensation at risk.

The 2013 percentages of salary at goal, which were consistent with the range set by the Compensation Committee in December 2010, ranged from 40% to 65% of 2013 base salary, with the actual incentive paid based on the percentage of goal achieved, up to a maximum of 150% of the target. The base bonus amount for Mr. Demorest was set at 65% of his base salary for 2013 and is set at 65% of his base salary for 2014. The base bonus amounts for our other named executive officers ranged from 40% to 55% of their base salary for 2013 and 2014.

Bonuses are paid if we achieve our profit goals, which are generally set by the Compensation Committee at the end of the prior year. To the extent that our profits are less than or greater than established goals, the actual bonus amounts paid are proportionally reduced or increased but may not exceed 150% of the base bonus amount. There is no floor amount for the bonus amount, so as long as we have positive net income before income taxes and incentives, each of our executive officers (and other employees who participate in our Incentive Pay Plan) will be paid a bonus. Although many bonus plans do include minimum performance targets that must be reached in order for any bonus amount to be paid (commonly referred to as a “floor”), we believe that the presence of a floor can have a negative impact on the motivation of participants in our Incentive Pay Plan if there is a reasonable likelihood that any applicable minimum target would not be met, and the purpose of our Incentive Pay Plan is to constantly provide our executive officers and employees with a monetary incentive to help us achieve our financial goals. Therefore, we feel the absence of a floor in our Incentive Pay Plan is appropriate.

Special Performance Related Bonus Arrangements. We currently offer each of our named executive officers the opportunity to earn a bonus each year through an individual incentive plan by successfully attaining a goal that is set each year by the Compensation Committee. The goal may be financial or non-financial in nature, and the Compensation Committee has the sole discretion in determining each year whether or not the goal has been achieved. In setting the goal each year, the Compensation Committee will choose one or more objectives that are important to the long-term success of our company, but that may or may not have a significant short-term financial impact. The Compensation Committee believes that this special performance related bonus arrangement is an important element of our overall executive compensation program because it motivates our executives to successfully execute on certain specific initiatives that the Compensation Committee believes will have a long-term impact on our company. The terms of the special performance related bonus arrangements are typically set forth in resolutions approved by the Compensation Committee and are not otherwise set forth in any written agreements between us and our named executive officers.

If the special performance related bonus is earned by an executive in 2014, it will be paid in the form of an extra week of vacation plus an all-expense paid trip for two, up to maximum amounts ranging from $10,000 to $13,000. The Compensation Committee has decided to pay the bonus in this form so that both the executive and his/her spouse experience an immediate and tangible reward for the sacrifices that are made during the year by both the executive and his/her family in order for the specific performance related goal to be achieved.

Analysis. The annual incentive compensation opportunities for our named executive officers for 2012, 2013 and 2014 under the MOCON, Inc. Incentive Pay Plan are summarized below.

		Incentive Pay Plan Opportunity
		Target Performance		Max. Performance(1)
		% Salary	$ Amount	% Salary	$ Amount
Robert L. Demorest	2012	65%	201,827	98%	304,293
	2013	65%	226,753	98%	340,129
	2014	65%	238,090	98%	358,967
Donald N. DeMorett	2012	—	—	—	—
	2013	55%	123,750	83%	186,750
	2014	55%	136,125	83%	205,425
Darrell B. Lee	2012	40%	73,470	60%	110,204
	2013	40%	81,000	60%	121,500
	2014	40%	85,860	60%	128,790
Douglas J. Lindemann	2012	50%	99,951	75%	149,927
	2013	50%	104,949	75%	157,423
	2014	50%	108,622	75%	162,932
Daniel W. Mayer	2012	50%	117,238	75%	175,857
	2013	50%	123,100	75%	184,650
	2014	50%	126,793	75%	190,190

__________________

(1)	150% of Target

Payouts made to our named executive officers under the MOCON, Inc. Incentive Pay Plan for 2013 were as follows:

	Incentive Pay Plan Payouts for 2013 Performance		Incentive Pay Plan Payouts as % of 2013 Total
	$ Amount	% Target	Compensation
Robert L. Demorest	$132,563	59%	22%
Donald N. DeMorett	69,431	59%	17%
Darrell B. Lee	47,385	59%	14%
Douglas J. Lindemann	61,290	59%	17%
Daniel W. Mayer	71,890	59%	18%

In addition to the above Incentive Pay Plan bonus, each of our named executive officers was awarded the special performance related bonus for 2013 because the Compensation Committee determined that each of our executives had successfully completed the pre-determined criteria as set by our Compensation Committee at the end of 2012. The bonus will be paid in 2014 in the form of an extra week of vacation and an all-expense paid trip for two, subject to a $13,000 cap in the case of Mr. Demorest, and an $10,000 cap in the case of each of Messrs. DeMorett, Lee, Lindemann, and Mayer.

Long-Term Equity-Based Incentive Compensation

General. Although we do not have any stock retention or ownership guidelines, our Board encourages our named executive officers to have a financial stake in our company in order to align the interests of our shareholders and management. We therefore provide long-term equity-based incentive compensation to our named executive officers, as well as to all of our employees. This compensation has historically been paid in the form of stock options. We believe that equity incentive compensation is an important part of our overall compensation program. In particular, we believe that equity-based compensation, such as stock options, aligns the interests of our executives and other employees with shareholder interests and long-term value creation and enables these individuals to achieve meaningful equity ownership in our company. Through the grant of stock options, we seek to align the long-term interests of our executives and other employees with the long-term interests of our shareholders by creating a strong and direct linkage between compensation and long-term shareholder return. When our executives deliver positive returns to our shareholders, in the form of increases in our stock price or otherwise, stock options allow our executives to share in this positive return. We believe stock options or other equity-based compensation also may enable us to attract, retain and motivate executives and other employees by maintaining competitive levels of total compensation. Unless our stock price increases after stock option grants are made, the stock options deliver no value to the option holders. A stock option becomes valuable only if our common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to “vest.” This provides an incentive for an option holder to remain employed by us.

All of the stock options held by our executives and other employees have been granted under the MOCON, Inc. 2006 Stock Incentive Plan or our predecessor plan, the MOCON, Inc. 1998 Stock Option Plan. Both of these plans have been approved by our shareholders. Under the 2006 plan, we have the ability to grant stock options, stock appreciation rights, restricted stock awards, stock unit awards, performance awards and stock bonuses. To date, only incentive and non-statutory stock options have been granted. The 2006 plan contains both an overall limit on the number of shares of our common stock that may be issued, as well as individual and other grant limits. For more information regarding the terms of our 2006 plan, we refer you to “Executive Compensation—Grants of Plan-Based Awards—MOCON, Inc. 2006 Stock Incentive Plan.”

In March 2007, we adopted a “Policy and Procedures Regarding the Grant of Stock Options and Other Equity-Based Incentive Awards.” Under this policy, the Compensation Committee has retained all authority to grant options and other equity-based incentive awards to eligible recipients, and none of its authority may be delegated to our management in the form of “mass” or “block” grants to be allocated among employees by our management. Grants to be made in connection with new hires and promotions will be recommended by our Chairman, President and Chief Executive Officer and will be considered and acted upon by the Compensation Committee at the next Compensation Committee meeting or by unanimous written consent resolutions or, in the case of executive officers, as part of their compensation package at the time of hire or promotion. Current executive officers and other employees are eligible for option grants thereafter on a periodic basis. We do not have, nor have we ever had, a program, plan or practice to time stock option grants to executives in coordination with the release of material nonpublic information.

The policy also sets forth the general terms and conditions of our stock option grants. For example, we generally grant “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, in order to provide our executives and other employees the additional tax benefit associated with incentive stock options, which we believe at this time outweighs our interest in obtaining the tax deduction which would be available if we granted non-statutory stock options which were later exercised by the optionees. The stock options granted to our employees (except executive officers) typically vest or become exercisable over a period of four years from the date of grant, with one-fourth of the underlying shares vesting in each year on the anniversary of the date of grant, or for the executive officers, over one year following the date of grant, with one-fourth of the underlying shares vesting each three months after the date of grant. Stock options typically remain exercisable for a period of seven years from the date of grant, so long as the optionee continues to be employed by us. When we adopted our 2006 plan, we reduced the maximum term of options granted under the plan to seven years from ten years in order to reduce the amount of compensation expense we are required to recognize upon the grant of stock options under the plan.

It is our policy to set the per share exercise price of all stock options granted under the 2006 plan at an amount equal to the fair market value of a share of our common stock on the date of grant. For purposes of the 2006 plan, the fair market value of our common stock is the closing sales price as reported by Nasdaq. The Compensation Committee may not, under the terms of the 2006 plan, without prior approval of our shareholders, seek to effect any re-pricing of any previously granted, “underwater” option by amending or modifying the terms of the underwater option to lower the exercise price, cancelling the underwater option and granting replacement options having a lower exercise price, or other incentive award in exchange, or repurchasing the underwater options and granting new incentive awards under the plan. For purposes of the 2006 plan, an option is deemed to be “underwater” at any time when the fair market value of our common stock is less than the exercise price. Other typical terms of the stock options we grant to our executives and other employees are described elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A under the heading “Executive Compensation—Grants of Plan-Based Awards—MOCON, Inc. 2006 Stock Incentive Plan.”

Our stock option programs are broad-based. On January 2, 2014, all of our employees located in the United States received stock option grants. Approximately 55% of the options covered by those grants went to employees other than our named executive officers.

We review the long-term equity-based incentives for our named executive officers, on an individual basis and on an aggregate basis, at least once each year at the time we determine base salaries and the terms of our annual incentive compensation arrangements for the upcoming year. The Compensation Committee’s determinations regarding the number of stock options to grant our named executive officers are based on a number of factors, including: the executive’s position within the company and the level of responsibility, skills and experiences required by the executive’s position; the attainment of or failure to attain company objectives and the difficulty in achieving desired company objectives; individual performance of the executive; the executive’s length of service to our company; the executive’s percentage ownership of our common equity outstanding, including stock options; and competitive compensation data, including outstanding options held by an executive as a percentage of our common equity outstanding.

Analysis. On January 2, 2014, we granted stock options to all of our U.S.-based employees, including each of our named executive officers. This grant normally occurs in the last week of December each year and we expect future grants will be made during the last week of December. The stock options granted to our named executive officers for 2013 are described in the Grants of Plan-Based Awards—2013 Table under the heading “Executive Compensation—Grants of Plan-Based Awards” and the number of stock options held by our named executive officers as of January 2, 2014 is included in the Outstanding Equity Awards at Fiscal Year-End—2013 Table under the heading “Executive Compensation—Outstanding Equity Awards at Fiscal Year End” contained elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A.

The value of stock options granted to our named executive officers for performance during 2013, as a percentage of their 2013 total compensation, was as follows:

	Aggregate Fair Value of Stock Option Awards(1)	Value of Stock Option Awards as % of 2013 Total Compensation
Robert L. Demorest	$87,800	14.7%
Donald N. DeMorett	88,400	22.2%
Darrell B. Lee	43,900	13.2%
Douglas J. Lindemann	43,900	12.1%
Daniel W. Mayer	43,900	11.2%

(1)

Reflects the aggregate grant date fair value of the stock options awarded on January 2, 2014 as calculated in accordance with FASB ASC Topic 718. In addition, the grant date fair value for Mr. DeMorett includes $44,500 for options granted on January 14, 2013. Our policy is to make this award during the last week of December each year, however, logistical issues resulted in the award for 2013 being made on January 2, 2014.

All Other Compensation

General. It is generally our policy not to extend significant perquisites to our executives that are not available to our employees, with the exception that we provide to our named executive officers the personal use of a company-owned vehicle and the right to purchase such vehicle at its depreciated value. Our executives also receive benefits, which are also received by our other employees, including participation in the MOCON, Inc. Savings and Retirement Plan and health, dental and life insurance benefits. Under the MOCON, Inc. Savings and Retirement Plan, all eligible participants, including our named executive officers, may voluntarily request that we reduce his or her pre-tax compensation by up to 75% (subject to certain special limitations) and contribute such amounts to a trust. We contributed an amount equal to 50% of the first 6% of the amount that each participant contributed under this plan during 2013. We do not provide pension arrangements or post-retirement health coverage for our executives or employees. We also do not provide any nonqualified defined contribution or other deferred compensation plans.

All of our employees, including our named executive officers, are employed at will and do not have employment agreements. We have, however, entered into written severance agreements with all of our named executive officers, which provide for certain cash and other benefits upon the termination of the executive’s employment with us under certain circumstances, as described below.

Change in Control and Post-Termination Severance Arrangements

Our stock incentive and option plans, and the individual agreements entered into in connection with the grant of stock options under our plans, provide for the immediate vesting of all stock options then held by our named executive officers, as well as all other employees, upon the completion of a change in control of our company. In addition, our named executive officers have severance agreements with us that provide for the immediate vesting of all stock options then held by our named executive officers upon the completion of a change in control of our company and also provide for a severance payment upon the termination of their employment with us under certain circumstances, including in connection with or within 24 months of a change in control of our company. This severance payment is structured as a lump sum cash payment that is equal to the highest annual salary that the executive had in effect prior to the date of termination in the case of a termination of the executive that is not made in connection with (or within 24 months of) a change in control and is not for “cause.”

If we (or any successor organization) terminate the executive’s employment or the executive voluntarily terminates his employment for “good reason” in connection with (or at any time within 24 months following) a change in control and the termination is for any reason other than for “cause,” the severance payment is structured as a lump sum payment that is equal to twice the highest annual salary that the executive had in effect prior to the date of termination less any compensation paid to the executive for service after the change in control, although such reduction cannot reduce the amount of the severance payment below an amount equal to the highest annual salary that the executive had in effect prior to the date of termination. These arrangements, including the quantification of the payment and benefits provided under these arrangements, are described in more detail elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A under the heading “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

The severance agreements with our named executive officers provide for these severance and change in control arrangements. Our policy is to execute a severance agreement with each of our executive officers when they become executive officers. There have been no changes to the economic terms of the Change in Control Severance Agreements since they were first adopted in 2000. We believe that the severance and change in control protections provided in the agreements are relevant and an important part of our executive compensation program. We believe such protections continue to provide important retention value, especially during critical time periods. We also believe similar protections are typically provided by other companies, including companies with which we compete for executive talent, and thus believe we must continue to offer such protections in order to be competitive. All cash severance payments are conditioned upon the executive signing a general release of all claims against us.

We believe the change in control provisions in our stock incentive and option plans and the agreements evidencing stock options under such plans and the severance agreements are particularly important. Pursuant to these provisions, all stock options held by our named executive officers (as well as all other optionees) become immediately vested and exercisable upon the completion of a change in control of our company. Thus, the immediate vesting of stock options is triggered by the change in control and thus is known as a “single trigger” change in control arrangement. While “single trigger” change in control arrangements are often criticized as creating a “windfall” for optionees, we, nonetheless, believe such arrangements are appropriate since they provide important retention value during what can often be an uncertain time for employees and provide executives additional monetary motivation to complete a transaction that our Board believes is in the best interests of our shareholders. If an executive were to leave prior to the completion of the change in control, unvested stock options held by the executive would terminate.

In order for our named executive officers to receive any other payment or benefit as a result of a change in control of our company, however, there must be a termination event, such as a termination of the executive’s employment by us without cause or a termination of the executive’s employment by the executive for good reason, either in connection with the change in control or within 24 months of the change in control. The termination of the executive’s employment by the executive without good reason will not give rise to any additional payments or benefits either in a change in control situation or otherwise. Thus, these additional payments and benefits will not just be triggered by a change in control, but will also require a termination event not within the control of the executive, and thus are known as “double trigger” change in control arrangements. We believe these “double trigger” change in control arrangements are also important since they too provide important retention value and because they are not “single trigger” arrangements, they prevent the executive from receiving what could be considered by some shareholders as too significant a windfall upon a change in control.

We believe our change in control arrangements mitigate some of the risk that exists for executives working in a small profitable publicly held company where there is a meaningful likelihood that the company may be acquired in the future. These arrangements are also intended to attract and retain qualified executives that have alternatives that may appear to them to be less risky absent these arrangements, and mitigate a potential disincentive to consideration and execution of such an acquisition, particularly where the services of these executive officers may not be required by the acquirer.

We believe our change in control and severance arrangements are an important part of our compensation program due to the important retention and motivational value. We also believe the change in control provision in our stock incentive and option plans and the agreements evidencing stock options under such plans and the severance agreements are consistent with the design provisions and benefit levels of other companies disclosing such protections, as provided in public Securities and Exchange Commission filings and as periodically published in various surveys and research reports.

Accounting and Tax Considerations

We account for equity compensation paid to our employees under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

We structure cash base salary and annual incentive compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us. In addition, with respect to equity compensation awards, all of our executives have received equity compensation awards in the form of incentive stock options, which would entitle us to a tax deduction if there was a disqualifying disposition by the executive. However, some of the incentive stock options that have been granted have exceeded the $100,000 per year limitation (with respect to exercisability) set forth in Section 422 of the Internal Revenue Code. Accordingly, the incentive stock options granted in excess of this $100,000 per year limitation will be treated as non-qualified stock options for tax purposes. We will, therefore, be entitled to a tax deduction in the year in which the non-qualified stock option is exercised in an amount equal to the amount by which the fair market value of the shares underlying the non-qualified stock options on the date of exercise exceeds the option exercise price.

Section 162(m) of the Internal Revenue Code requires that we meet specific criteria, including shareholder approval of certain stock and incentive plans, in order to deduct, for federal income tax purposes, compensation over $1 million per individual paid to our named executive officers. Since none of our named executive officers received compensation over $1 million during 2013, we were not affected by the limitations of Section 162(m) of the Internal Revenue Code.

EXECUTIVE COMPENSATION

Compensation Committee Report

This report is furnished by the Compensation Committee of the Board of Directors with respect to the “Compensation Discussion and Analysis” section of this Amendment No. 1 to this Annual Report on Form 10-K/A.

The primary purpose of the Compensation Committee is to assist the Board of Directors in discharging its responsibilities relating to the compensation of our executive officers. In performing its oversight role, the Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Amendment No. 1 to this Annual Report on Form 10-K/A with our management.

Based on the review and discussions of the Compensation Committee described above, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in this Amendment No. 1 to this Annual Report on Form 10-K/A for filing with the Securities and Exchange Commission.

Compensation Committee Tom C. Thomas, Chairman Robert F. Gallagher

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee in 2013 were Messrs. Gallagher and Thomas, with Mr. Thomas acting as the Chairman. None of the individuals who served on the Compensation Committee during 2013 or currently serve on the Compensation Committee is or has been an officer or employee of our company or any of our subsidiaries or has had any relationship requiring disclosure by us under Item 404 of SEC Regulation S-K. Although Mr. Demorest is not a member of the Compensation Committee, he periodically attends the meetings for the purpose of providing continuity and detailed information about employees and compensation plans. Mr. Demorest does not participate in any option grant or incentive award decision relating to executive officers or any decision of the Compensation Committee that might affect him personally. During 2013, none of our executive officers served on the Compensation Committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or our Board of Directors.

Summary of Cash and Other Compensation

The following table provides summary information concerning all compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated persons who served as executive officers during 2013, other than our principal executive officer or principal financial officer, who earned more than $100,000 during the year ended December 31, 2013. We refer to these individuals in this Amendment No. 1 to this Annual Report on Form 10-K/A as our “named executive officers.”

Summary Compensation Table - 2013

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compens-ation(3)	Total
Robert L. Demorest Chairman of the Board, President and Chief Executive Officer	2013	$348,850	$0	$87,800	$132,563/13,000	$15,122	$597,335
	2012	310,503	0	57,850	129,790/13,000	14,727	525,870
	2011	295,717	0	62,660	281,523/10,400	15,172	665,472

Donald M. DeMorett Chief Operating Officer	2013	$217,356	0	88,400	69,431/10,000	12,462	397,649

Darrell B. Lee Vice President, Chief Financial Officer, Treasurer and Secretary	2013	202,500	0	43,900	47,385/10,000	29,099	332,884
	2012	183,674	0	44,500	47,204/10,000	10,497	295,875
	2011	174,927	0	48,200	102,507/8,000	10,331	343,965

Douglas J. Lindemann Vice President and General Manager(4)	2013	209,897	0	43,900	61,290/10,000	36,736	361,823
	2012	199,902	0	44,500	64,368/10,000	15,412	334,182
	2011	190,383	0	48,200	125,462/8,000	16,172	388,217

Daniel W. Mayer Executive Vice President and Chief Technology Officer	2013	246,200	0	43,900	71,890/10,000	18,873	390,863
	2012	234,476	0	44,500	75,501/10,000	19,111	383,588
	2011	223,310	0	48,200	130,860/8,000	18,958	429,328

(1)

Reflects the aggregate grant date fair value of options awarded to each named executive officer for the fiscal years ended December 31, 2013, 2012 and 2011 calculated in accordance with FASB ASC Topic 718. We refer you to Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2013 for a discussion of the assumptions made in calculating the grant date fair value in accordance with FASB ASC Topic 718. None of the option awards are subject to performance conditions. As noted elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A, the option award for 2013 was made on January 2, 2014.

(2)

The first number in this column for each executive reflects amounts earned under the MOCON, Inc. Incentive Pay Plan and the second number is the maximum amount earned under special performance related bonus arrangements. Although earned in 2013, both of these amounts were or will be paid to the executive in 2014. For more information regarding the material terms of the MOCON, Inc. Incentive Pay Plan and the special performance related bonus arrangements, see “—Grants of Plan-Based Awards—MOCON, Inc. Incentive Pay Plan” and “—Grants of Plan-Based Awards—Special Performance Related Arrangements” and included elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A.

(3)	The amounts shown in this column include the following with respect to each named executive officer for 2013:

Name	401(k) Match	Life Insurance Premiums	Personal Use of Auto
Robert L. Demorest	$7,398	$155	$7,569
Donald N. DeMorett	0	290	12,172
Darrell B. Lee	6,924	259	21,916
Douglas J. Lindemann	6,178	290	30,268
Daniel W. Mayer	7,310	290	11,273

(4)

With the hiring of Mr. DeMorett as COO in 2013, various responsibilities were reassigned and as a result, Mr. Lindemann, while continuing to be a valuable member of our senior management team, ceased to be an executive officer during 2013.

Employment Agreements. All of our employees, including our named executive officers, are employed at will and do not have employment agreements that guarantee them any particular base salary, annual incentive cash compensation or any other compensation or benefits. We have, however, entered into written severance agreements with our named executive officers, which agreements are described in more detail under the heading “Potential Payments Upon Termination or Change in Control” contained elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A.

MOCON Inc. Savings and Retirement Plan. Under the MOCON, Inc. Savings and Retirement Plan, participants, including our named executive officers, may voluntarily request that we reduce his or her pre-tax compensation by up to 75% (subject to certain special limitations) and contribute such amounts to a trust. In 2013, we contributed an amount equal to 50% of the first 6% of the amount that each participant contributed under this plan.

Total Compensation Mix. The average base salary of the named executive officers other than our CEO accounted for 59% of the total compensation of each, while incentive compensation (consisting of amounts paid under the MOCON Incentive Pay Plan, the special performance plan and the fair value of options granted) accounted for approximately 35% of the total compensation of the named executive officers other than our CEO.

Grants of Plan-Based Awards

The following table provides information concerning grants of plan-based awards to each of our named executive officers for the year ended December 31, 2013. As noted elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A, the awards for 2013 were made on January 2, 2014. We anticipate that future awards will be made in the last week of December each year consistent with past practice.

GRANTS OF PLAN-BASED AWARDS - 2013

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Option Awards:		Exercise or Base	Grant
Name	Grant Date	Target ($)		Maximum ($)		Number of Securities Underlying Options(#)(2)		Price of Option Awards ($/Sh)(3)	Date Fair Value of Option Awards(4)
Robert L. Demorest	1/2/14	—		—		20,000	(5)	$15.86	$87,800
		$238,090	(6)	$358,967	(6)	—		—	—
		13,000	(7)	—		—		—	—
Donald N. DeMorett	1/2/14	—		—		10,000	(5)	15.86	43,900
		136,125	(6)	205,425	(6)	—		—	—
		10,000	(7)	—		—		—	—
Darrell B. Lee	1/2/14	—		—		10,000	(5)	15.86	43,900
		85,860	(6)	128,790	(6)	—		—	—
		10,000	(7)	—		—		—	—
Douglas J. Lindemann	1/2/14	—		—		10,000	(5)	15.86	43,900
		108,622	(6)	162,932	(6)	—		—	—
		10,000	(7)	—		—		—	—
Daniel W. Mayer	1/2/14	—		—		10,000	(5)	15.86	43,900
		126,793	(6)	190,190	(6)	—		—	—
		10,000	(7)	—		—		—	—

(1)	Represents estimated future payouts under the MOCON, Inc. Incentive Pay Plan and special performance related bonus arrangements.

(2)	Represents options granted under the MOCON, Inc. 2006 Stock Incentive Plan.

(3)

Per share exercise price of option is equal to the closing price of our common stock on the date of grant, as reported by the Nasdaq Global Market System, in accordance with the terms of the MOCON, Inc. 2006 Stock Incentive Plan.

(4)

We refer you to Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2013 for a discussion of the assumptions made in calculating the grant date fair value of option awards.

(5)	This option vests over a one-year period, with one-fourth of the underlying shares vesting on March 31, June 30, September 30 and December 31, 2014.

(6)	Represents estimated future payouts under the MOCON, Inc. Incentive Pay Plan. The target is a defined percentage of the executive’s salary, and the maximum is 150% of the target amount.

(7)	Represents maximum payout under special performance related bonus arrangements. The payout is paid in the form of an all-expense paid vacation for two, subject to a cap equal to the figure shown.

MOCON, Inc. 2006 Stock Incentive Plan. Under the terms of the MOCON, Inc. 2006 Stock Incentive Plan, our named executive officers, in addition to other employees and individuals, are eligible to receive equity compensation awards, such as stock options, stock appreciation rights, restricted stock awards, stock bonuses and performance awards. To date, only incentive and non-statutory stock options have been granted under the plan. The plan contains both an overall limit on the number of shares of our common stock that may be issued, as well as individual and other grant limits. Incentive stock options must be granted with a per share exercise price equal to at least the fair market value of a share of our common stock on the date of grant. For purposes of the 2006 plan, the fair market value of our common stock was the mean between the reported high and low sale price of our common stock, as reported by the Nasdaq Global Market System, and has been changed to the closing sales price as reported on Nasdaq. We generally set the per share exercise price of all stock options granted under the plan at an amount equal to the fair market value of a share of our common stock on the date of grant.

Except in connection with certain specified changes in our corporate structure or shares, the Compensation Committee may not, without prior approval of our shareholders, seek to effect any re-pricing of any previously granted, “underwater” option by amending or modifying the terms of the underwater option to lower the exercise price, cancelling the underwater option and granting replacement options having a lower exercise price, or other incentive award in exchange, or repurchasing the underwater options and granting new incentive awards under the plan. For purposes of the plan, an option is deemed to be “underwater” at any time when the fair market value of our common stock is less than the exercise price.

Options will become exercisable at such times and in such installments as may be determined by the Compensation Committee, provided that options may not be exercisable after seven years from their date of grant. We generally provide for the vesting of stock options in equal annual installments over a four-year period commencing on the one-year anniversary of the date of grant or over a one year period with one-fourth of the underlying shares vesting at the end of each three month period following the grant date.

Optionees may pay the exercise price of stock options in cash, except that the Compensation Committee may allow payment to be made (in whole or in part) by (1) using a broker-assisted cashless exercise procedure pursuant to which the optionee, upon exercise of an option, irrevocably instructs a broker or dealer to sell a sufficient number of shares of our common stock or loan a sufficient amount of money to pay all or a portion of the exercise price of the option and/or any related withholding tax obligations and remit such sums to us and directs us to deliver the shares to be issued upon such exercise directly to such broker or dealer; or (2) using a cashless exercise procedure pursuant to which the optionee surrenders to us shares of our common stock either underlying the option or that are otherwise held by the optionee.

Under the terms of the plan, unless otherwise provided in a separate agreement, if a named executive officer’s employment or service with our company terminates for any reason, the unvested portion of the option will immediately terminate and the executive’s right to exercise the then vested portion of the option will:

●	immediately terminate if the executive’s employment or service relationship with our company terminated for “cause”;

●	continue for a period of 12 months if the executive’s employment or service relationship with our company terminates as a result of the executive’s death, disability or retirement; or

●	continue for a period of three months if the executive’s employment or service relationship with our company terminates for any reason, other than for cause or upon death, disability or retirement.

As set forth in the plan, the term “cause” is as defined in any employment or other agreement or policy applicable to the named executive officer or, if no such agreement or policy exists, means (i) dishonesty, fraud, misrepresentation, embezzlement or deliberate injury or attempted injury, in each case related to us or any subsidiary, (ii) any unlawful or criminal activity of a serious nature, (iii) any intentional and deliberate breach of a duty or duties that, individually or in the aggregate, are material in relation to the overall duties, or (iv) any material breach of any employment, service, confidentiality, non-compete or non-solicitation agreement entered into with us or any subsidiary.

As described in more detail under the heading “—Change in Control and Post-Termination Severance Arrangements” if there is a change in control of our company, then, under the terms of agreements evidencing options granted to our named executive officers and other employees under the plan, all outstanding options will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the executive to whom such options have been granted remains in the employ or service of us or any of our subsidiaries.

MOCON, Inc. 1998 Stock Option Plan. Prior to the effectiveness of the MOCON, Inc. 2006 Stock Incentive Plan on May 16, 2006, the date our shareholders approved the plan, we granted options to purchase shares of our common stock under the terms of the MOCON, Inc. 1998 Stock Option Plan. The terms of the 1998 plan are similar to the terms of the MOCON, Inc. 2006 Stock Incentive Plan described above.

MOCON, Inc. Incentive Pay Plan. We maintain the MOCON, Inc. Incentive Pay Plan to directly link our annual financial results with our executives’ overall compensation. For 2013, the target for each of Messrs. Demorest, DeMorett, Lee, Lindemann, and Mayer was a specified amount of our annual net income before income taxes and incentives.

At the end of each calendar year, the Compensation Committee establishes goal amounts for our named executive officers and determines the percentage of salary at goal for each executive for the following year. The 2013 percentages of salary at goal, which were set by the Compensation Committee in December 2012, ranged from 40% to 65% of 2013 base salary earned, at goal, with the actual incentive paid based on the percentage of goal achieved, up to a maximum of 150%. The base bonus amount for Mr. Demorest was set at 65% of his base salary for 2013 and is currently set at 65% of his base salary for 2014. The base bonus amounts for our other named executive officers ranged from 40% to 55% of their base salary for 2013 and 2014.

Bonuses are paid if we achieve our profit goals, which are set by the Board of Directors at the end of the prior year. To the extent that our profits are less than or greater than established goals, the actual bonus amounts paid are proportionally reduced or increased but may not exceed 150% of the base bonus amount.

The payouts actually received by each of Messrs. Demorest, DeMorett, Lee, Lindemann, and Mayer for 2013 under the Incentive Pay Plan were $132,563, $69,431, $47,385, $61,290 and $71,890, respectively.

Special Performance Related Bonus Arrangements. We offer each of our named executive officers the opportunity to earn a special performance related bonus each year by successfully attaining a non-financial goal that is set each year by the Compensation Committee. The Compensation Committee has the sole discretion in determining each year whether or not the goal has been achieved. The Compensation Committee, with substantial input from our Board, sets one or more non-financial objectives that are important to the long-term success of our company, but that may or may not have a significant short-term financial impact. For more information on this bonus arrangement, see the discussion under “Compensation Discussion and Analysis – Annual Incentive Compensation” above.

Other Information Regarding Plan-Based Awards. Under severance agreements we have entered into with our named executive officers, upon the occurrence of a change in control, all stock options then held by the officer pursuant to our stock incentive plans would be accelerated and all such options would become fully vested and immediately exercisable as described in more detail under the heading “—Change in Control and Post-Termination Severance Arrangements.”

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding unexercised stock options for each of our named executive officers that remained outstanding at January 2, 2014 or December 31, 2013. We did not have any stock awards outstanding at January 2, 2014 or December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END - 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Robert L. Demorest.	10,000	0		9.175	12/23/2014
	10,000	0		8.905	12/28/2015
	10,000	0		10.950	12/30/2014
	10,000	0		8.575	12/30/2015
	10,000	0		9.210	12/30/2016
	13,000	0		12.960	12/30/2017
	13,000	0		16.00	12/29/2018
	13,000	0		14.40	12/30/2019
	0	20,000	(1)	15.86	12/30/2020
Donald N. DeMorett	3,500	0		10.950	12/30/2014
	2,000	0		8.575	12/30/2015
	2,000	0		9.210	12/30/2016
	2,500	0		12.960	12/30/2017
	2,500	0		16.00	12/29/2018
	10,000	0		14.16	01/13/2020
	0	10,000	(1)	15.86	12/30/2020
Darrell B. Lee	7,500	0		10.95	12/30/2014
	7,500	0		9.210	12/30/2016
	10,000	0		12.960	12/30/2017
	10,000	0		16.00	12/29/2018
	10,000	0		14.40	12/30/2019
	0	10,000	(1)	15.86	12/30/2020
Douglas J. Lindemann	5,000	0		9.175	12/23/2014
	5,000	0		8.905	12/28/2015
	7,500	0		10.95	12/30/2014
	7,500	0		8.575	12/30/2015
	7,500	0		9.210	12/30/2016
	10,000	0		12.960	12/30/2017
	10,000	0		16.00	12/29/2018
	10,000	0		14.40	12/30/2019
	0	10,000	(1)	15.86	12/30/2020
Daniel W. Mayer	5,000	0		9.175	12/23/2014
	5,000	0		8.905	12/28/2015
	7,500	0		10.95	12/30/2014
	7,500	0		8.575	12/30/2015
	7,500	0		9.210	12/30/2016
	10,000	0		12.960	12/30/2017
	10,000	0		16.00	12/29/2018
	10,000	0		14.40	12/30/2019
	0	10,000	(1)	15.86	12/30/2020

(1)

This option vests over a one-year period, with one-fourth of the underlying shares vesting on each of March 31, June 30, September 30 and December 31, 2014. This award was made on January 2, 2014 for performance during 2013. This award is typically made during the last week of 2013 and we are presenting this table as of January 2, 2014 instead of December 31, 2013 to allow for consistent comparison with prior years.

Options Exercised During Fiscal Year

The following table provides information regarding the exercise of stock options during the year ended December 31, 2013 for each of our named executive officers on an aggregated basis. We do not have any outstanding stock awards and thus did not have any stock awards vest during the year ended December 31, 2013.

OPTIONS EXERCISED AND STOCK VESTED - 2013

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Robert L. Demorest	40,000	198,800
Donald N. DeMorett	3,500	8,418
Darrell B. Lee	1,712	2,885
Douglas J. Lindemann	20,000	79,600
Daniel W. Mayer	20,288	88,152

(1)

The aggregate dollar value realized upon exercise is the difference between the market price of the underlying shares of our common stock on the date of exercise, based on the closing sale price of our common stock on the date of exercise, and the exercise price of the options.

Potential Payments Upon Termination or Change in Control

Severance Agreements. We have in place a severance agreement with each of our named executive officers. These severance agreements have no stated expiration dates and unless modified by the parties to such agreements will remain in place until the executives are no longer employed by us and all benefits payable under the agreements have been paid.

The severance agreements provide for the payment to the executive of a lump sum amount upon the occurrence of the following termination events involving the executive, in each case conditioned upon the executive signing a general release of any and all claims he may have against us:

●

We terminate the executive’s employment for any reason other than for “cause,” in which case the executive is entitled to a lump sum payment equal to the highest annual salary that the executive had in effect prior to the date of termination; or

●

In connection with, or at any time within 24 months following, a “change in control” of our company, either we (or any successor organization to us) terminate the executive’s employment for any reason other than for “cause” or the executive voluntarily terminates his employment for “good reason,” in which case the executive is entitled to a lump sum payment equal to twice the highest annual salary that the executive had in effect prior to the date of termination less any compensation paid to the executive for service after the change in control, although such reduction cannot reduce the amount of the severance payment below an amount equal to the highest annual salary that the executive had in effect prior to the date of termination.

In addition to the severance payment described above, and regardless of whether the executive remains employed by us or not, if a “change in control” of our company occurs, any unvested stock options then held by the executive will vest in full.

A “change in control” is generally defined as the occurrence of any of the following events:

●

a merger or consolidation involving our company if less than 50% of the voting stock of the surviving company after the business combination is held by persons who were shareholders of our company before the merger or consolidation;

●

a merger or consolidation involving our company if more than 50%, but less than 75%, of the voting stock of the surviving company after the business combination is held by persons who were shareholders of our company before the merger or consolidation unless our Board of Directors approves in advance the merger or consolidation;

●

ownership by a person or group acting in concert of (i) at least 25%, but not 50% or more, of our voting securities unless our Board of Directors approves in advance the transaction that results in such ownership or (ii) at least 50% or more of our voting securities, regardless of any approval of our Board of Directors;

●	a sale, lease or transfer of substantially all of our assets to a person or entity not controlled by us;

●	approval by our shareholders of a plan for the liquidation of our company;

●	specified changes in the composition of our Board of Directors; or

●	any other change in control transaction that would be required to be reported in a filing with the SEC.

For purposes of the severance agreements, “cause” means:

●

the executive’s total disability which results in the executive’s inability to perform the essential functions of the executive’s position, with or without reasonable accommodation, provided the executive has exhausted his entitlement to any applicable leave, if he desires to take and satisfies all eligibility requirements for such leave;

●

the continued failure by the executive to substantially perform his duties after a demand for substantial performance is made that identifies the manner in which we believe that the executive has not substantially performed his duties, and the executive has failed to resume substantial performance within 30 days; or

●	the executive’s conviction, or the entry of a pleading of guilty or nolo contendere by the executive, of any crime involving theft, embezzlement, fraud, or other dishonesty, or any felony; or

●	the willful engaging by the executive in conduct that is demonstrably and materially injurious to our company.

An executive is entitled to terminate his employment for “good reason” if any of the following occurs within 24 months following a change in control of our company:

●

a substantial adverse change in the nature or scope of the executive’s duties, powers, responsibilities, authorities or title from his duties, powers, responsibilities, authorities or title immediately prior to the change in control;

●	a reduction in the executive’s annual base salary or target level of incentive compensation in effect immediately prior to the change in control;

●	the executive is required to be based at a location that is more than 50 miles from the executive’s principal office immediately prior to the change in control; or

●	any successor company following the change in control refuses to assume and be responsible for our obligations under the agreement.

Change in Control Arrangements under Our Equity-Based Compensation Plans. The stock options held by our named executive officers were granted under either our current MOCON, Inc. 2006 Stock Incentive Plan or the MOCON, Inc. 1998 Stock Option Plan. Under the terms of these plans and agreements evidencing stock options granted under these plans, stock options become fully vested or exercisable following a “change in control” of our company, which is defined under the plans as:

●	the sale, lease, exchange or other transfer of all or substantially all of the assets of our company to a corporation that is not controlled by us;

●	the approval by our shareholders of any plan or proposal for the liquidation or dissolution of our company;

●	certain merger or business combination transactions;

●	more than 50% of our outstanding voting shares are acquired by any person or group of persons who did not own any shares of common stock on the effective date of the plan; and

●	certain changes in the composition of the Board of Directors.

Effect of Section 280G of the Internal Revenue Code of 1986. In any event, if any payments to a named executive officer under the severance agreements or otherwise are considered contingent upon a “change in control” for purposes of Section 280G of the Internal Revenue Code of 1986, as amended, and would therefore constitute a “parachute payment” under the Code, then such payments would be reduced to the largest amount as will result in no portion of such payments being subject to the tax imposed by Section 4999 of the Internal Revenue Code.

Potential Payments to Named Executive Officers. The following table describes the potential payments to each of our named executive officers in the event of a change in control of our company on December 31, 2013 or a termination of the executive’s employment with us on December 31, 2013 either in connection with or within 24 months following a change in control of our company or not in connection with a change in control:

Name	Executive Benefits and Payments	Occurrence of Change in Control	Involuntary Not-for-Cause Termination Not in Connection with a Change in Control	Involuntary Not-for-Cause or Good Reason Termination in Connection with or Within 24 Months Following Change in Control

Robert L. Demorest	Base Salary(1)	$—	$348,850	$697,700
	Unvested and Accelerated Stock Options(2)	0	—	0
	Total:	0	348,850	697,700

Donald N. DeMorett	Base Salary(1)	—	225,000	450,000
	Unvested and Accelerated Stock Options(2)	0	—	0
	Total:	0	225,000	450,000

Darrell B. Lee	Base Salary(1)	—	202,500	405,000
	Unvested and Accelerated Stock Options(2)	0	—	0
	Total:	0	202,500	405,000

Douglas J. Lindemann	Base Salary(1)	—	209,897	419,794
	Unvested and Accelerated Stock Options(2)	0	—	0
	Total:	0	209,897	419,794

Daniel W. Mayer	Base Salary(1)	—	246,200	492,400
	Unvested and Accelerated Stock Options(2)	0	—	0
	Total:	0	246,200	492,400

(1)

The base salary payment for each of the executives would be payable in one lump sum as soon as administratively practicable following the termination and conditioned upon the executive signing a general release of claims against us.

(2)

Unvested stock options become fully vested and immediately exercisable upon a change in control. The value of this automatic vesting is based on the excess, if any, of (i) the closing sale price of our common stock on December 31, 2013 ($15.80), which was the last trading day of 2013 over (ii) the exercise price of the options, multiplied by the number of shares of common stock underlying the option that was unvested. The amount shown is solely for the option granted on January 2, 2014. Although the table shows potential payments to our executive officers if a change of control was to occur on December 31, 2013, we are including the award made on January 2, 2014 for consistency with prior disclosures.

Risk Assessment of Compensation Policies, Practices and Programs

During 2013, the Company conducted a risk assessment of the Company’s compensation policies and practices and concluded that they do not motivate imprudent or excessive risk taking.  In this regard, the Company notes that:

●	the Company does not offer disproportionately large short-term incentives that might incent management to make high-risk/high-reward short term investments at the expense of long-term Company value;

●	the Company’s compensation programs include significant long-term incentives that reward sustainable performance; and

●	the Company’s compensation awards are set at reasonable and sustainable levels, as determined by a review of the Company’s economic position, prospects and performance

The Company’s compensation policies and practices were evaluated to ensure that they do not foster risk taking above prudent levels of risk associated with the Company’s business model.  For this purpose, the Company and the Compensation Committee considered the Company’s growth and return performance, volatility and leverage and the time horizon of the Company’s investments; and compared them to, among other things, the performance metrics and time horizon of the Company’s compensation policies and practices.  Based on this assessment, the Company concluded that it has a balanced pay and performance program that does not promote excessive risk taking.

DIRECTOR COMPENSATION

___________________

Summary of Cash and Other Compensation

The following table provides summary information concerning the compensation of each individual who served as a director of our company during the year ended December 31, 2013, other than Robert L. Demorest, our Chairman, President and Chief Executive Officer, Donald N. DeMorett, our Chief Operating Officer, and Daniel W. Mayer, our Executive Vice President and Chief Technology Officer, whose compensation is described under the heading “Executive Compensation” included elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A.

DIRECTOR COMPENSATION - 2013

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)(3)	All Other Compensation ($)(4)	Total ($)
Robert F. Gallagher	20,200	11,175	0	31,375
Bradley D. Goskowicz	15,600	11,175	0	26,775
Richard A. Proulx(5)	20,800	11,175	0	31,975
Tom C. Thomas	18,200	11,175	0	29,375
David J. Ward	17,200	11,175	0	28,375

(1)

Reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718. The dollar amount reflected in the “Option Awards” column above relates solely to options granted for 2013 – 2,500 shares to each of Messrs. Gallagher, Goskowicz, Proulx, Thomas and Ward. We refer you to Note 10 to our consolidated financial statements for the year ended December 31, 2013 for a discussion of the assumptions made in calculating the grant date fair value in accordance with FASB ASC Topic 718. The dollar amounts shown above reflect the compensation cost of the option awards granted on January 2, 2014 at a Black-Scholes fair value of $4.47 per share of common stock.

(2)

The following table provides information regarding each stock option granted to each director on January 2, 2014: We typically grant an option to each director at the end of each calendar year. However, the grant we would typically make in December 2013 was not made until January 2, 2014. Therefore, no grants were made during the calendar year 2013, however, the information provided below is for the grant that would have, in most years, been made during the most recently completed calendar year.

	Grant	Number of Securities Underlying Options	Exercise Price	Expiration	Grant Date Fair Value of
Name	Date	Granted (#)(a)	($/Share)	Date	Option Awards ($)(b)
Robert F. Gallagher	1/2/14	2,500	15.86	12/31/20	11,175
Bradley D. Goskowicz	1/2/14	2,500	15.86	12/31/20	11,175
Richard A. Proulx	1/2/14	2,500	15.86	12/31/20	11,175
Tom C. Thomas	1/2/14	2,500	15.86	12/31/20	11,175
David J. Ward	1/2/14	2,500	15.86	12/31/20	11,175

(a)

Represents options granted under the MOCON, Inc. 2006 Stock Incentive Plan, the material terms of which are described in more detail below under the heading “Executive Compensation— Grants of Plan-Based Awards—MOCON, Inc. 2006 Stock Incentive Plan.” Each of the options granted to the directors in the above table vests with respect to 100% of the underlying shares of our common stock on December 31, 2014.

(b)

We refer you to Note 10 to our consolidated financial statements for the year ended December 31, 2013 for a discussion of the assumptions made in calculating the grant date fair value of the option awards.

(3)

The following table provides information regarding the aggregate number of options to purchase shares of our common stock outstanding at January 2, 2014 and held by each of the directors listed in the above table. The table includes the options granted on January 2, 2014 as described in note 2 above. No options were exercised by any director between December 31, 2013 and January 2, 2014. All of the unexercisable options were the options granted on January 2, 2014.

Name	Aggregate Number of Securities Underlying Options	Exercisable/ Unexercisable	Exercise Price(s)	Expiration Date(s)
Robert F. Gallagher	21,000	18,500/2,500	8.58 – 16.00	12/27/15 – 12/30/20
Bradley D. Goskowicz	5,000	2,500/2,500	14.40 – 15.86	12/30/19 – 12/30/20
Richard A. Proulx	23,000	20,500/2,500	8.58 – 16.00	12/22/14 – 12/30/20
Tom C. Thomas	24,000	21,500/2,500	8.58 – 16.00	12/22/14 – 12/30/20
David J. Ward	5,000	2,500/2,500	14.40 – 15.86	12/30/19 – 12/30/20

(4)	We do not provide perquisites or other personal benefits to our non-employee directors. We do reimburse them for out-of-pocket expenses to attend meetings.

(5)	Mr. Proulx resigned as a member of the Board of Directors effective July 1, 2014.

Non-Employee Director Compensation Program

Overview. Our non-employee directors currently consist of Robert F. Gallagher, Bradley D. Goskowicz, Kathleen Iverson, Tom C. Thomas, David J. Ward and Paul R. Zeller. We use a combination of cash and long term equity-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting non-employee director compensation, we follow the process and procedures described below under the heading “—Processes and Procedures for the Determination of Director Compensation.” We also consider the significant amount of time that directors spend in fulfilling their duties to our company, as well as the skill-level required by our company of members of our Board.

We pay each of our non-employee directors a quarterly cash retainer, as well as an additional cash payment for each Board meeting or Board committee meeting attended. The chairs of the Audit, Compensation and Nominating and Governance Committees also receive an additional quarterly cash retainer. In addition, we may grant our non-employee directors stock options upon their initial appointment or election to the Board and thereafter on an annual basis. We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending Board and Board committee meetings. We do not provide any perquisites or other personal benefits to our non-employee directors. We also maintain the MOCON, Inc. Director Retirement Plan pursuant to which a non-employee director who has served on our Board for at least five years will, upon retirement, receive an amount equal to the annual retainer fee such director would have been entitled to receive during the fiscal year in which such director’s retirement occurs. Each of these elements of our non-employee director compensation program is described in more detail below.

Cash Compensation. In 2013, we paid each of our non-employee directors a quarterly cash retainer of $3,250. In addition, we paid the chairmen of the Audit, Compensation and Nominating and Governance Committees an additional quarterly cash retainer of $750, $250 and $200, respectively. Also, each of our non-employee directors was paid $600 for each Board meeting or Board committee meeting attended in person or via telephone.

Long-Term Equity-Based Incentive Compensation. We also grant options to purchase shares of our common stock to our non-employee directors. Under our current policy, each non-employee director receives an annual grant of an option to purchase such number of shares of our common stock as is determined by our Compensation Committee at the time the grant is made. The Compensation Committee looks at several factors when determining the number of shares that will be made subject to the annual option grant, considers fees paid to directors of comparable public companies, the number of board and committee meetings that our directors are expected to attend, and other factors that may be relevant. On January 2, 2014, each non-employee director received an option to purchase 2,500 shares of our common stock. We typically make the annual grant at the end of each calendar year, however, due to end of year logistical issues, the annual grant for 2013 was made on January 2, 2014.

The options that we generally grant to our non-employee directors in the last week of December each year will typically have a term of seven years and vest or become exercisable in full one year after the date of grant, and will have a per share exercise price equal to the closing sale price of our common stock on the date of grant. We refer you to footnote 2 to the Director Compensation table above for a summary of all option grants to our non-employee directors for their service during the year ended December 31, 2013. We refer you to footnote 3 to the Director Compensation table above for a summary of all options to purchase shares of our common stock held by our non-employee directors as of January 2, 2014.

Director Retirement Plan. Pursuant to the MOCON, Inc. Director Retirement Plan, a non-employee director who has served on our Board for at least five years will, upon retirement, receive an amount equal to the annual retainer fee such director would have been entitled to receive during the fiscal year in which such director’s retirement occurs. This payment, however, will not be made to a director who, following the director’s retirement, continues to serve as a consultant to us. Any amount payable under the retirement plan will be paid as determined by our Board in its sole discretion following such director’s retirement. As of December 31, 2013, all of our current non-employee directors were eligible to receive payments pursuant to the retirement plan upon their retirement from our Board except for Messrs. Goskowicz and Ward.

Compensation Arrangements with Inside Directors

Our inside directors – Robert L. Demorest, Donald N. Demorett and Daniel W. Mayer – are compensated for their services as officers of our company. For information relating to compensation awarded to, earned by or paid to Messrs. Demorest, DeMorett and Mayer during 2013, see “Executive Compensation” included elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A. Mr. DeMorett became an employee with the company on January 14, 2013. We do not separately compensate Messrs. Demorest, DeMorett and Mayer for their services as directors of our company, although we do reimburse them for any out-of-pocket expenses they incur in connection with attending Board and Board committee meetings. Information regarding stock option grants to Messrs. Demorest, DeMorett and Mayer during the year ended December 31, 2013 is set forth under the heading “Executive Compensation—Grants of Plan-Based Awards” and information regarding all stock options held by Messrs. Demorest, DeMorett and Mayer as of December 31, 2013 is set forth under the heading “Executive Compensation—Outstanding Equity Awards at Fiscal Year End” included elsewhere in this Amendment No. 1 to this Annual Report on Form 10-K/A.

Processes and Procedures for the Determination of Director Compensation

Our Board has not delegated to any Board committee the responsibility to review and make recommendations to our Board concerning compensation for non-employee members of our Board, including but not limited to retainers, Board meeting fees, Board committee meeting fees, committee chair fees, equity compensation, benefits and perquisites. Decisions regarding director compensation are made by our entire Board, which has not in the past generally delegated to any Board committee or any one or more directors any duties and responsibilities relating to director compensation except our Compensation Committee determines the number of shares subject to the annual option grant.

Our Chairman, President and Chief Executive Officer, with the assistance of our Vice President, Chief Financial Officer, Treasurer and Secretary, assists our Board in gathering compensation related data regarding director compensation. In making decisions regarding compensation to be paid to our non-employee directors, our Board considers fees paid to directors of comparable public companies, the number of board and committee meetings that our directors are expected to attend, and other factors that may be relevant.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL SHAREHOLDERS AND BENEFICIAL OWNERSHIP OF MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2014 unless otherwise noted by (a) each shareholder who is known to us to beneficially own more than 5% of the outstanding shares of our common stock, (b) each director and each executive officer named in the Summary Compensation Table and (c) all of our executive officers and directors as a group.

Shares are deemed to be “beneficially owned” by a person or entity if such person or entity, directly or indirectly, has sole or shared power to vote or to direct the voting of such shares or sole or shared power to dispose or direct the disposition of such shares. Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information provided by such person, has sole dispositive and voting power with respect to such person’s shares, subject to community property laws where applicable. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group. The ownership percentages are based on 5,662,326 shares outstanding as of June 30, 2014.

	Shares of Common Stock
	Beneficially Owned
Name	Amount(1)		Percent of Class
GAMCO Investors, Inc	462,819	(2)	8.5%
Wells Fargo Advisors, LLC	455,411	(2)	8.0%
Robert L. Demorest	307,844	(3)	5.3%
Donald N. DeMorett	31,000		*
Robert F. Gallagher	29,500		*
Bradley D. Goskowicz	2,500		*
Kathleen Iverson	0		*
Daniel W. Mayer	169,259		3.0%
Richard A. Proulx(4)	35,753		*
Tom C. Thomas	28,703		*
Darrell B. Lee	68,200		1.2%
Douglas J. Lindemann	95,836	(5)	1.7%
David J. Ward	2,500		*
Paul R. Zeller	0		*
All current directors and executive officers as a group (11 persons)	735,342	(6)	12.2%

*Less than one percent.

(1)

Includes the following number of shares issuable upon exercise of stock options exercisable within 60 days of June 30, 2014: Mr. Demorest: 99,000 shares; Mr. DeMorett: 27,500 shares; Mr. Gallagher: 18,500 shares; Mr. Goskowicz: 2,500 shares; Mr. Mayer: 67,500 shares; Mr. Proulx: 20,500 shares; Mr. Thomas: 21,500 shares; Mr. Ward: 2,500 shares; Mr. Lee: 50,000 shares; and Mr. Lindemann: 67,500 shares; and all current directors and executive officers as a group: 356,500 shares.

(2)

The share ownership information regarding GAMCO Investors, Inc. is based upon Amendment No. 2 to Schedule 13D filed on November 27, 2013. The address of this reporting person is One Corporate Center, Rye, NY 10580-1435. The share ownership information regarding Wells Fargo Advisors, LLC, is based upon Amendment No. 4 to Schedule 13G filed on January 16, 2014. The address of this reporting person is One North Jefferson Avenue, St. Louis, MO 63103.

(3)

Includes 188,679 shares owned beneficially by Mr. Demorest and his wife jointly as to which he shares voting and investment power. Mr. Demorest’s address is 7500 Mendelssohn Avenue North, Minneapolis, MN 55428.

(4)	Mr. Proulx resigned as a member of the Board of Directors effective July 1, 2014.

(5)	Includes 4,991 shares owned beneficially by a trust as to which Mr. Lindemann shares voting and investment power, and 23,345 shares owned jointly with his wife.

(6)

Includes an aggregate of 217,015 shares as to which voting and investment power are shared or may be deemed to be shared by certain directors and executive officers and 356,500 shares issuable upon exercise of options exercisable as of June 30, 2014 or within 60 days thereafter, held by these individuals.

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	622,300	$12.34	281,089

Equity compensation plans not approved by security holders	—	—	—

Total	622,300		281,089

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director and Executive Officer Compensation

Please see “Director Compensation” and “Executive Compensation” for information regarding the compensation of our directors and executive officers and for information regarding agreements we have entered into with our directors and executive officers.

Policies and Procedures Regarding Related Party Transactions

Our Board of Directors has delegated to the Audit Committee, pursuant to the terms of a written policy, the authority to review, approve and ratify related party transactions. If it is not feasible for the Audit Committee to take an action with respect to a proposed related party transaction, our Board or another committee of our Board, may approve or ratify it. No member of our Board or any Board committee may participate in any review, consideration or approval of any related party transaction with respect to which such member or any of his or her immediate family members is the related party.

Our policy defines a “related party transaction” as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved will or may be expected to exceed $120,000 in any calendar year, and in which any related party had, has or will have a direct or indirect interest.

Prior to entering into or amending any related party transaction, the party involved must provide notice to our Finance Department of the facts and circumstances of the proposed transaction, including:

●	the related party’s relationship to us and his or her interest in the transaction;

●

the material facts of the proposed related party transaction, including the proposed aggregate value of such transaction or, in the case of indebtedness, the amount of principal that would be involved;

●	the purpose and benefits of the proposed related party transaction with respect to us;

●	if applicable, the availability of other sources of comparable products or services; and

●	an assessment of whether the proposed related party transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

If the Finance Department, with the assistance of our legal counsel, determines the proposed transaction is a related party transaction, the proposed transaction will be submitted to the Audit Committee for consideration. In determining whether to approve a proposed related party transaction, the Audit Committee will consider, among other things, the following:

●	the purpose of the transaction;

●	the benefits of the transaction to us;

●

the impact on a director’s independence in the event the related party is a non-employee director, an immediate family member of a non-employee director or an entity in which a non-employee director is a partner, shareholder or executive officer;

●	the availability of other sources for comparable products or services;

●	the terms of the transaction; and

●	the terms available to unrelated third parties or to employees generally.

We also produce quarterly reports of any amounts paid or payable to, or received or receivable from, any related party. These reports allow us to identify any related party transactions that were not previously approved or ratified. In that event, the transaction will be promptly submitted to the Audit Committee for consideration of all the relevant facts and circumstances, including those considered when a transaction is submitted for pre-approval. Under our policy, certain related party transactions as defined under our policy will be deemed to be pre-approved by the Audit Committee and will not be subject to these procedures.

Director Independence

Our Board of Directors currently consists of six independent directors and three members of our senior management team. Each of our directors, except for Robert L. Demorest, Donald N. DeMorett and Daniel W. Mayer, is an “independent director” under the Listing Rules of the Nasdaq Stock Market. Nasdaq’s independence definition includes a series of objective tests. For example, an independent director may not be employed by us and may not engage in certain types of business dealings with our company. In addition, as further required by Nasdaq’s rules, our Board has made a subjective determination as to each independent director that no relationship exists which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and by our company with regard to each director's business and personal activities as they may relate to our company and our management.

Our Board of Directors has chosen to combine the principal executive officer and board chairman positions and has not appointed a separate lead director. Robert L. Demorest has served as the principal executive officer and board chairman since 2000. At the present time, the independent directors believe that Mr. Demorest’s in-depth knowledge of our operations and his vision for its development make him the best qualified director to serve as Chairman.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit, Audit-Related, Tax and Other Fees

The following table presents the aggregate fees billed and estimated amounts to be billed for audit services and fees billed for all other professional services rendered by KPMG LLP for the fiscal years ended December 31, 2012 and 2013.

	Aggregate Amount Billed
Services Rendered	2012	2013
Audit Fees (1)	$516,000	$587,500
Audit-Related Fees (2)	291,000	0
Tax Fees (3)	223,000	102,300
All Other Fees (4)	0	1,500

(1)

These fees consisted of the annual audit of our consolidated financial statements for the applicable year, and the reviews of our consolidated financial statements included in our Form 10-Qs for the first, second and third quarters of the applicable year.

(2)	These fees related to the audit of the financial statements of an acquired business and review of required SEC filings, as well as financial and tax due diligence.

(3)

These fees related to corporate tax preparation and advisory services. The Audit Committee has considered whether the provision of these services is compatible with maintaining KPMG LLP’s independence and has determined that it is.

(4)	These fees consisted of subscription based services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures pursuant to which all audit, audit-related and tax services, and all permissible non-audit services provided by KPMG LLP to us and our subsidiaries, are pre-approved by the Audit Committee. All services rendered by KPMG LLP to us and our subsidiaries during 2013 were permissible under applicable laws and regulations, and all such services provided by KPMG LLP to us were approved in advance by the Audit Committee in accordance with the rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits to this Amendment No. 1 to this Annual Report on Form 10-K/A are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2014	MOCON, Inc.

	By:	/s/ Robert L. Demorest
Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Darrell B. Lee
Darrell B. Lee, Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

MOCON, INC.

EXHIBIT INDEX TO AMENDMENT NO. 1 to THIS ANNUAL REPORT ON FORM 10-K/A
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