Form 10-Q
period 2014-06-30
MOCON INC
filed 2014-08-08
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2014

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

YES ☐ NO ☒

As of August 4, 2014, the Company had 5,662,421 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2014

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets June 30, 2014 (Unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Income (Unaudited) Three and six months ended June 30, 2014 and 2013	2

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) Three and six months ended June 30, 2014 and 2013	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) Six months ended June 30, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24-25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

Exhibit Index		28

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	December 31,
	(Unaudited)	2013

ASSETS
Current assets:
Cash and cash equivalents	$5,453,386	$4,132,953
Marketable securities, current	-	205,000
Trade accounts receivable, less allowance for doubtful accounts of $298,235 in 2014 and $315,417 in 2013	10,498,008	12,335,124
Other receivables	389,291	273,405
Inventories	8,498,018	7,470,697
Prepaid income taxes	548,704	595,898
Prepaid expenses, other	1,113,502	1,126,582
Deferred income taxes	1,176,862	1,429,794
Total current assets	27,677,771	27,569,453

Property, plant and equipment, net of accumulated depreciation of $8,283,620 in 2014 and $7,811,276 in 2013	5,912,479	5,726,754
Goodwill	8,970,733	9,034,479
Investment in affiliated company	3,411,251	3,441,500
Intangible assets, net	12,325,049	12,718,203
Other assets	203,583	213,279
TOTAL ASSETS	$58,500,866	$58,703,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable	$1,892,812	$2,697,678
Revolving lines of credit	4,848,752	4,263,821
Accounts payable	3,412,024	3,864,355
Compensation and related expenses	3,510,191	3,752,542
Other accrued expenses	853,273	781,151
Accrued product warranties	230,687	335,533
Dividends payable	622,856	619,322
Deferred revenue	1,440,226	620,428
Total current liabilities	16,810,821	16,934,830

Notes payable	762,104	1,306,849
Obligations to former employees	76,657	77,334
Deferred income taxes	2,198,527	2,611,491
Accrued income taxes	319,910	304,424
Total noncurrent liabilities	3,357,198	4,300,098
Total liabilities	20,168,019	21,234,928

Stockholders' equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2014 and 2013	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,662,326 shares in 2014 and 5,630,197 shares in 2013	566,233	563,020
Additional paid-in capital	5,529,125	5,063,627
Retained earnings	31,878,285	31,229,068
Accumulated other comprehensive income	359,204	613,025
Total stockholders' equity	38,332,847	37,468,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,500,866	$58,703,668

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales:
Products	$14,869,239	$12,946,714	$29,511,029	$26,688,295
Consulting services	705,284	741,301	1,376,642	1,446,898
Total sales	15,574,523	13,688,015	30,887,671	28,135,193

Cost of sales:
Products	6,343,866	5,605,548	12,811,120	11,613,449
Consulting services	508,294	426,197	965,397	887,972
Total cost of sales	6,852,160	6,031,745	13,776,517	12,501,421

Gross profit	8,722,363	7,656,270	17,111,154	15,633,772

Selling, general and administrative expenses	5,947,087	5,667,505	12,090,372	11,270,910

Research and development expenses	989,402	1,079,545	2,114,277	2,198,294

Operating income	1,785,874	909,220	2,906,505	2,164,568

Other income (expense), net	(93,354)	(86,303)	(150,182)	(190,682)

Income before income taxes	1,692,520	822,917	2,756,323	1,973,886

Income tax expense	527,261	21,271	861,347	305,638

Net income	$1,165,259	$801,646	$1,894,976	$1,668,248

Net income per common share:
Basic	$0.21	$0.14	$0.34	$0.30
Diluted	$0.20	$0.14	$0.33	$0.29

Weighted average common shares outstanding:
Basic	5,655,146	5,537,677	5,648,025	5,529,430
Diluted	5,774,748	5,671,845	5,770,207	5,669,016

Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$1,165,259	$801,646	$1,894,976	$1,668,248

Other comprehensive income (loss):
Cumulative translation adjustment	(205,555)	402,738	(253,821)	(406,457)

Comprehensive income	$959,704	$1,204,384	$1,641,155	$1,261,791

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,894,976	$1,668,248
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	284,177	260,675
Change in fair value of derivative instrument	92,993	95,053
Gain on disposition of long-term assets	(17,346)	(44,698)
Depreciation and amortization	1,268,398	1,157,203
Deferred income taxes	(143,404)	(501,066)
Excess tax benefit from employee stock plans	(5,026)	(19,065)
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,792,262	(1,289,472)
Other receivables	(200,167)	44,376
Inventories	(1,083,782)	(376,087)
Prepaid income taxes	(27,340)	(222,501)
Prepaid expenses, other	61,852	(52,585)
Accounts payable	(685,522)	535,795
Compensation and related expenses	(226,313)	(244,823)
Other accrued expenses	(4,306)	42,775
Accrued product warranties	(103,600)	1,556
Accrued income taxes	171,214	318,831
Deferred revenue	822,472	462,373
Net cash provided by operating activities	3,891,538	1,836,588

Cash flows from investing activities:
Proceeds from maturities of marketable securities	205,000	3,290,278
Purchases of property, plant and equipment	(831,938)	(1,056,502)
Proceeds from sale of property and equipment	55,923	115,898
Cash paid for patents and other intangible assets	(143,842)	(417,417)
Other	(1,497)	(1,506)
Net cash provided by (used in) investing activities	(716,354)	1,930,751

Cash flows from financing activities:
Proceeds from the revolving lines of credit	12,885,854	3,724,773
Payments on the revolving lines of credit	(12,298,923)	(4,628,237)
Payments on notes payable and seller financed note payable	(1,349,248)	(1,316,669)
Proceeds from the exercise of stock options	179,508	246,617
Excess tax benefit from employee stock plans	5,026	19,065
Dividends paid	(1,242,222)	(1,187,957)
Net cash used in financing activities	(1,820,005)	(3,142,408)

Effect of exchange rate changes on cash and cash equivalents	(34,746)	(115,625)

Net increase in cash and cash equivalents	1,320,433	509,306

Cash and cash equivalents:
Beginning of period	4,132,953	2,415,416
End of period	$5,453,386	$2,924,722

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$800,413	$717,570
Cash paid during the period for interest	$113,305	$169,839

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$622,856	$610,251
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$238,664	$86,068

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2014

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of June 30, 2014, the condensed consolidated statements of income and comprehensive income, for the three and six-month periods ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at June 30, 2014, and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three and six-month periods ended June 30, 2014 are not necessarily indicative of operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the Securities and Exchange Commission.

MOCON Inc. and its subsidiaries (collectively, the Company), develops, manufacturers and markets measurement, analytical and monitoring instruments, and provides consulting services for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, environmental, air quality monitoring, oil and gas exploration and other industries throughout the world.

The Company reports its operating segments as Permeation Products and Services (“Permeation”), Package Testing Products and Services (“Package Testing”), and Industrial Analyzer Products and Services and Other (“Industrial Analyzers and Other”) for financial reporting purposes.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of MOCON, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Guidance

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of this guidance on its results of operations and financial position.

Note 2 – Inventories

Inventories consist of the following:

	June 30,	December 31,
	2014	2013

Finished products	$1,791,334	$1,638,997
Work-in-process	2,444,272	1,934,493
Raw materials	4,262,412	3,897,207
	$8,498,018	$7,470,697

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted shares of common stock outstanding – basic	5,655,146	5,537,677	5,648,025	5,529,430
Dilutive impact of share-based awards	119,602	134,168	122,182	139,586
Weighted shares of common stock outstanding – diluted	5,774,748	5,671,845	5,770,207	5,669,016

Outstanding stock options totaling 116,550 for the three-month period ended June 30, 2014 and 256,375 for the three and six-month periods ended June 30, 2013 were excluded from the net income per common share calculation because the shares would be anti-dilutive.

Note 4 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2014 were as follows:

	Package		Industrial
	Testing	Permeation	Analyzers & Other	Total

Balance as of December 31, 2013	$6,196,570	$2,227,979	$609,930	$9,034,479
Foreign currency translation	(47,183)	(16,563)	-	(63,746)
Balance as of June 30, 2014	$6,149,387	$2,211,416	$609,930	$8,970,733

The Company tests goodwill for impairment annually at the reporting unit level using a fair value approach. The Company will perform its annual impairment test for goodwill in the fourth quarter.

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of June 30, 2014
		Accumulated
	Cost	Amortization	Net

Patents	$1,680,720	$(392,970)	$1,287,750
Trademarks and trade names	4,094,622	(598,487)	3,496,135
Developed technology	7,667,700	(1,916,925)	5,750,775
Customer relationships	896,700	(224,175)	672,525
Internally developed software	934,792	-	934,792
Other intangibles	255,118	(72,046)	183,072
	$15,529,652	$(3,204,603)	$12,325,049

	As of December 31, 2013
		Accumulated
	Cost	Amortization	Net

Patents	$1,624,590	$(408,656)	$1,215,934
Trademarks and trade names	4,121,170	(495,897)	3,625,273
Developed technology	7,730,550	(1,503,163)	6,227,387
Customer relationships	904,050	(175,787)	728,263
Internally developed software	716,800	-	716,800
Other intangibles	245,118	(40,572)	204,546
	$15,342,278	$(2,624,075)	$12,718,203

Total amortization expense for the three-month periods ended June 30, 2014 and 2013 was $319,770 and $293,548, respectively and $638,753 and $582,302, respectively, for the six-month periods ended June 30, 2014 and 2013. Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use. Estimated amortization expense for the remainder of 2014 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of June 30, 2014 is as follows:

Estimated Expense
2014	$633,525
2015	1,270,031
2016	1,253,430
2017	1,221,105
2018	1,190,337
2019 & Thereafter	5,080,326
$10,648,754

Note 5 – Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$564,759	$(1,436,489)	$613,025	$(627,294)
Foreign currency translation adjustments	(205,555)	402,738	(253,821)	(406,457)
Amounts reclassified to earnings	--	--	--	--
Accumulated other comprehensive income (loss)	$359,204	$(1,033,751)	$359,204	$(1,033,751)

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

During 2013, the Company paid $200,000 for two license and distribution agreements with Luxcel which grants the Company access to proprietary technology on an exclusive basis for a period of four years. In addition, the terms of the distribution agreement allow the Company to contract for future research and development services. These services are purchased through upfront payments tied to specific work orders and are refundable if the work is cancelled,  excluding amounts incurred for work completed up to the cancellation date.  At June 30, 2014, the Company has recognized a prepaid expense of $257,000 on the Condensed Consolidated Balance Sheet as a result of the Company contracting for future services to be provided by Luxcel.

As part of the relationship with Luxcel, the Company purchases sensors which accompany our instruments for sale to an end user and we are required to pay a royalty to Luxcel on the sale of such instruments.

Note 7 – Warranty

The Company provides a warranty for most of its products. Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs at our locations. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions are excluded from warranty coverage.

Warranty expense is accrued at the time of sale based on historical claims experience. Warranty reserves are also accrued for special rework campaigns for known major product modifications. The Company also offers extended warranty service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the three and six-month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$322,328	$245,269	$335,533	$240,621
Warranty provisions	(19,628)	43,611	50,986	166,500
Warranty claims	(72,013)	(48,330)	(155,832)	(166,571)
Ending balance	$230,687	$240,550	$230,687	$240,550

Note 8 – Debt

Notes payable consists of the following:

	June 30, 2014	December 31, 2013
Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $72,917 plus interest through March 28, 2016, collateralized by all the assets of the Company except the Dansensor stock.	$1,604,158	$2,041,660

Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual payments of principal and interest totaling $891,000 beginning October 2, 2012 through April 2, 2015, collateralized by 65% of the outstanding stock of Dansensor.	1,010,416	1,914,941

Capital leases	40,342	47,926
Total notes payable	$2,654,916	$4,004,527
Less current portion of notes payable	1,892,812	2,697,678
Total long-term notes payable	$762,104	$1,306,849

In the U.S., the Company has a $6.0 million secured revolving line of credit with a maturity date of March 28, 2016. Interest is charged monthly at one-month LIBOR plus 1.75 basis points which totaled 2.00% at June 30, 2014 and December 31, 2013. The line of credit is secured by the assets of the Company with the exception of the Dansensor stock, and there was $4,625,000 outstanding at June 30, 2014. In Denmark, the Company has a DKK 10,000,000 (approximately $1.83 million) available line of credit of which DKK 1,222,691 (approximately $223,752) was outstanding as of June 30, 2014. Outstanding borrowings on this line of credit are charged interest at 4.35% per year.

The Company is subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases. As of June 30, 2014, the Company was in compliance with these various covenants and expects to remain in compliance throughout 2014.

The carrying value of the Seller Note is adjusted for foreign currency translation at each reporting period and the change in value is included in other expense in the condensed consolidated statements of income.

As of June 30, 2014, the future minimum principal payments of the notes payable for the remainder of 2014 and each of the four succeeding fiscal years and thereafter are as follows:

2014	$1,349,228
2015	996,577
2016	306,135
2017	2,976
$2,654,916

Note 9 – Income Taxes

The Company's provision for income tax expense was 31.2% and 2.6% of income before income taxes for the second quarters ended June 30, 2014 and 2013, respectively. The rate in the second quarter 2014 was lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower as well as the domestic manufacturing deduction. The rate in the second quarter 2013 was positively impacted by tax law changes related to enacted legislation which lowered the corporate income tax rates in Denmark. The impact of this change was a reduction of a deferred tax liability, which was recorded as a discrete adjustment to income tax expense in that quarter in the amount of $258,000. The Company's effective tax rate for the second quarter 2013 would have been 33.9% if this one-time adjustment had not been made.

For the six-month period ended June 30, 2014, the Company's income tax expense was 31.2% of income before income taxes compared to 15.5% for the same period of 2013. The rate for the first six months of 2014 was lower than the statutory rate due primarily to the effect our foreign operations and the domestic manufacturing deduction. The rate for the first six months of 2013 was positively impacted by the tax law changes noted above as well as the domestic tax law change related to research and development credits which was effective in the first quarter 2013. The Company's effective tax rate for the six months ended June 30, 2013 would have been 28.5% if the adjustment for the change in the Danish tax rates had not been made.

As of June 30, 2014 and December 31, 2013, the liability for gross unrecognized tax benefits was $320,000 and $304,000, respectively. Changes in gross unrecognized tax benefits during the six-months ended June 30, 2014 primarily consisted of an increase for tax positions taken in the current year. It is expected that the amount of unrecognized tax benefits for positions which the Company has identified will not materially change in the next twelve months.

Note 10 – Stock-Based Compensation

As of June 30, 2014, the Company has reserved 138,489 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 710,800 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised. The Company issues new shares of common stock upon exercise of stock options. There were options for an aggregate of 146,400 shares granted in the first six months of 2014.

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total cost of stock-based compensation	$141,570	$128,567	$284,177	$260,675
Amount of income tax benefit recognized in earnings	(21,790)	(21,799)	(42,964)	(43,803)
Amount charged against net income	$119,780	$106,768	$241,213	$216,872

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

A summary of the option activity for the first six months of 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	622,300	$12.34	3.7	$2,174,673
Options granted	146,400	$15.86	6.5
Options cancelled/expired	(3,800)	$15.46	--
Options exercised	(54,100)	$9.94	--
Outstanding at June 30, 2014	710,800	$13.23	4.0	$1,860,165

Exercisable at June 30, 2014	523,406	$12.46	3.4	$1,771,538

The total intrinsic value of options exercised was $108,326 and $136,582 during the three-month periods ended June 30, 2014 and 2013, respectively, and $335,940 and $173,288 during the six-month periods ended June 30, 2014 and 2013, respectively.

A summary of the status of the Company's unvested option shares as of June 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	79,225	$3.98
Options granted	146,400	$4.13
Options cancelled	(3,225)	$3.89
Options vested	(35,006)	$4.39
Unvested at June 30, 2014	187,394	$4.02

As of June 30, 2014, there was $623,383 of total unrecognized compensation cost related to unvested stock-based compensation granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of option shares vested during the three-month periods ended June 30, 2014 and 2013 was $76,851 and $71,757, respectively, and $153,676 and $143,513 during the six-month periods ended June 30, 2014 and 2013, respectively.

Note 11 – Derivative Instrument

As of June 30, 2014, the Company has one foreign currency contract outstanding with a notional amount of 6.1 million Danish krone (DKK) or $1.1 million. The foreign currency contract was purchased to economically hedge the foreign currency fluctuation from the remeasurement of the third party seller financed note payable (Seller Note) which is denominated in DKK (Note 8). The foreign currency contract has various settlement dates that coincide with the Company’s Seller Note payment schedule. The term of the foreign currency contract coincides with the maturity of the Seller Note which is April 2, 2015. The fair value of the contract resulted in an asset of approximately $90,000 at June 30, 2014, as compared to approximately $183,100 at December 31, 2013. The decrease in the fair value of the contract totaling approximately $89,000 for the three-month period ended June 30, 2014 and the decrease of $93,000 for the six-month period ended June 30, 2014 were recognized in other expense in the condensed consolidated statements of income. Substantially all of this expense is offset by the remeasurement of the Seller Note to reflect the change in foreign currency rates.

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

Level 3: Values generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company's estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table provides information on those assets that are measured at fair value on a recurring basis:

		Fair Value Measurements at the end of the Reporting Period Using
Assets:	Carrying value	Significant Other Observable Inputs (Level 2)
June 30, 2014:
Foreign currency contract	$90,144	$90,144
December 31, 2013:
Foreign currency contract	$183,137	$183,137

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Intersegment sales for the three and six month periods ended June 30, 2014 and 2013 were insignificant.

Financial information by reportable segment for the three and six-month periods ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Trade Revenue	Segment Operating Income	Trade Revenue	Segment Operating Income
Permeation	$5,043,897	$661,134	$10,892,396	$1,674,731
Package Testing	7,353,969	678,486	13,978,436	729,038
Industrial Analyzers and Other	3,176,657	446,254	6,016,839	502,736
Total	$15,574,523	$1,785,874	$30,887,671	$2,906,505

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Trade Revenue	Segment Operating Income (Loss)	Trade Revenue	Segment Operating Income
Permeation	$5,150,886	$863,123	$10,116,828	$1,352,966
Package Testing	6,035,986	(20,688)	12,647,618	509,164
Industrial Analyzers and Other	2,501,143	66,785	5,370,747	302,438
Total	$13,688,015	$909,220	$28,135,193	$2,164,568

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

We have two primary operating locations in the United States – Minnesota and Colorado – and we have foreign offices and laboratories in Denmark, Germany, France, Italy, Spain and China. We use a mix of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Europe and China, and we use a network of independent sales representatives to market and service our products and services in most other foreign countries.

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

Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to research and development departments, as well as production and quality assurance groups. During the second quarter 2014, the Company began shipping the OX-TRAN Model 2/22 for oxygen transmission measurement, the first in our new series of technologically-advanced permeation instruments.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	100.0	100.0	100.0	100.0
Cost of sales	44.0	44.1	44.6	44.4
Gross profit	56.0	55.9	55.4	55.6
Selling, general and administrative expenses	38.2	41.4	39.2	40.1
Research and development expenses	6.3	7.9	6.8	7.8
Operating income	11.5	6.6	9.4	7.7
Other income (expense), net	(0.6)	(0.6)	(0.5)	(0.7)
Income before income taxes	10.9	6.0	8.9	7.0
Income taxes	3.4	0.1	2.8	1.1
Net income	7.5	5.9	6.1	5.9

Comparison of Financial Results for the Three and Six-Month Periods Ended June 30, 2014 and 2013

Sales

Total consolidated sales for the three-month period ended June 30, 2014 were $15,574,000, up 13.8% compared to $13,688,000 for the same period in 2013. The growth for the quarter was attributable primarily to our Industrial Analyzer and Other segment which recorded a 27% increase in revenues, and experienced growth in all major product lines. In addition, sales in our Package Testing segment increased in the current year second quarter by 22%. Sales in our Permeation segment were down 2% which was due primarily to weak domestic demand for services and instruments.

Sales for the six-month period ended June 30, 2014 were $30,887,000, up 9.8% compared to $28,135,000 for the same period in 2013, as all three segments reported increased revenues. Sales in our Permeation segment rose 8%, due primarily to a significant increase in international shipments. Sales in our Package Testing segment were up 11%, partially due to sales of headspace analyzers which were held up at the end of 2013 due to the supplier sensor issue we've previously disclosed. Sales in our Industrial Analyzer and Other segment were up 13% in the current period, with growth in all major product lines, and led by shipments of sensors and OEM detectors.

Total consolidated sales to foreign customers increased 20% in the current quarter compared to the same quarter last year and accounted for 72% and 69% of total consolidated sales for the quarters ended June 30, 2014 and 2013, respectively. Sales to foreign customers for the six-months periods ended June 30, 2014 and 2013, respectively, amounted to 72% and 67% of total consolidated sales, and were up 19% in the current period.

The following table summarizes total sales by reporting segments for the three and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30,

	2014	2013	2014	2013
Permeation	$5,043,897	$5,150,886	$10,892,396	$10,116,828
Package Testing	7,353,969	6,035,986	13,978,436	12,647,618
Industrial Analyzers and Other	3,176,657	2,501,143	6,016,839	5,370,747
Total	$15,574,523	$13,688,015	$30,887,671	$28,135,193

The following table sets forth the relationship between various components of domestic and foreign sales for the three and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30,

	2014	2013	2014	2013
Domestic Sales	$4,311,607	$4,279,529	$8,497,602	$9,334,599
Foreign Sales:
Europe	6,693,002	5,946,696	12,995,703	12,136,604
Asia	3,750,461	2,809,252	7,374,997	5,035,597
Other	819,453	652,538	2,019,369	1,628,393
Total Foreign Sales	11,262,916	9,408,486	22,390,069	18,800,594
	$15,574,523	$13,688,015	$30,887,671	$28,135,193

Permeation Testing Products and Services – Sales in our Permeation segment declined 2% for the three months ended June 30, 2014 compared to the same period in the prior year, and accounted for 33% and 38% of our consolidated second quarter sales in 2014 and 2013, respectively. The slight decline in the current period is due to a continued weak domestic market for both instruments and consulting and testing services. Offsetting most of the domestic decline, international sales rose 9% in the current quarter, as Europe recorded impressive growth. In particular, Southern Europe which had been depressed for the last two to three years, showed signs of economic recovery. Foreign sales comprised 71% of the shipments in this segment in the second quarter 2014, compared to 64% from the same period in the prior year.

During the second quarter 2014, the Company began shipping the OX-TRAN™ Model 2/22, the new generation of oxygen permeation instruments, but was not a significant contributor to revenue in the current period.

Sales in our Permeation segment increased 8% for the first six months ended June 30, 2014 compared to the same period in the prior year, and accounted for 35% and 36% of our consolidated first six months sales in 2014 and 2013, respectively. Foreign sales comprised 71% of the sales in this segment in the first half of 2014, compared to 63% from the same period in the prior year, and increased 23%. This increase more than offset a 17% decline in domestic sales for the six month period.

Package Testing Products and Services – Sales in our Package Testing segment increased 22% for the three months ended June 30, 2014 compared to the same period in the prior year, and accounted for 47% and 44% of our consolidated second quarter sales in 2014 and 2013, respectively. Sales of headspace analyzers were higher than expected and improved over the prior year second quarter. The sensor issue that was noted in the prior two quarters has been rectified and new instruments were shipped in the current quarter. Sales of leak detection instruments also were higher than expected and significantly improved over the prior year.

Sales in our Package Testing segment, which accounted for 45% of our consolidated sales during the first six months in 2014 and 2013, increased 11% in the current period compared to the same period in 2013. Improved sales of headspace analyzers, leak detectors and online analyzers and mixers all contributed to the current year growth. Sales to foreign destinations comprised 79% and 78% of total sales in this segment for the six months ended June 30, 2014 and 2013, respectively.

Industrial Analyzer Products and Services and Other – Sales in our Industrial Analyzers and Other segment, which accounted for 20% and 18% of our consolidated second quarter sales in 2014 and 2013, respectively, increased 27% during the second quarter 2014 compared to the same period in 2013. Sales in this segment are comprised mainly of instruments and services provided by our Baseline subsidiary. Sales of instruments to the oil and gas exploration and environmental monitoring markets, as well as sales of OEM sensors and detectors for worker safety applications, accounted for the majority of the increase.

Sales in our Industrial Analyzers and Other segment, which accounted for 20% and 19% of our consolidated sales for the first six months of 2014 and 2013, respectively, increased 13% during the first six months of 2014 compared to the same period in 2013. Sales of OEM sensors and detectors for worker safety applications, accounted for the majority of the increase. Sales of gas chromatographs and hydrocarbon analyzers also improved as demand in the oil and gas drilling and environmental monitoring markets continues to be strong.

Gross Profit

The consolidated gross profit margin was 56% for both the second quarters ended June 30, 2014 and 2013. The gross margin in the Permeation segment was one percentage point lower in the current quarter compared to last year due primarily to lower domestic permeation instrument sales and lower consulting revenue where costs are relatively fixed. The gross margin in the Package Testing segment increased by approximately two percentage points in the current quarter compared to last year due to higher sales of headspace analyzers and better capacity utilization as a result of increased production. The gross margin in the Industrial Analyzer and Other segment increased by one percentage point in the current quarter compared to the prior year quarter. The increase was due primarily to a greater percentage increase of higher margin instrument sales as compared to the increase in sensor and detector sales.

For the six months ended June 30, 2014 and 2013, the consolidated gross profit margins were 55% and 56%, respectively. The year-to-date gross margin in the Permeation segment improved by one percentage point in the current period compared to the same period last year as a result of increased sales of higher margin instruments combined with slightly lower consulting revenue. The year-to-date gross margin in the Package Testing segment was consistent at 49% in both six-month periods. The year-to-date gross margin in the Industrial Analyzer and Other segment was lower by two percentage points in the current six-month period as the increase in sales of sensors and detectors was greater than the increase in instrument shipments.

The overall gross profit margin varies from quarter to quarter depending on product mix and other factors.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $5,947,000, or 38% of consolidated sales, in the three-month period ended June 30, 2014, compared to $5,668,000, or 41% of consolidated sales, in the same period of 2013. The dollar increase in the current quarter was primarily related to increased commissions resulting from higher sales, increased headcount in the sales and marketing area, and higher incentive compensation due to improved operating results. The current period expense is within our expected range of 35% to 38% of sales.

SG&A expenses were $12,090,000, or 39% of consolidated sales, in the six-month period ended June 30, 2014, compared to $11,271,000, or 40% of consolidated sales, in the same period of 2013. The dollar increase in the current six-month period was primarily related to higher professional fees for audit and SOX compliance consulting, increased commissions, and higher compensation related expenses resulting from increased headcount and incentive compensation.

Research and Development Expenses

Research and development (R&D) expenses were $989,000 in the second quarter 2014, compared to $1,080,000 in the same period of 2013. The current period expense is slightly below our planned level of spending, but within our expected range which we project to be between 6% to 8% of sales each year.

R&D expenses were $2,114,000 in the first six months of 2014, compared to $2,198,000 in the same period of 2013. The current period expense is slightly below our planned level of spending, but within our expected range.

Other Income (Expense)

Other income (expense) for the three and six-month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2014	2013	2014	2013

Interest income	$1,247	$10,995	$2,480	$14,809
Interest expense	(47,209)	(70,370)	(103,848)	(160,070)
Foreign currency exchange loss	(47,392)	(28,110)	(48,814)	(48,484)
Other	-	1,182	-	3,063
Total other income (expense)	$(93,354)	$(86,303)	$(150,182)	$(190,682)

Income Tax Expense

Our provision for income tax expense was 31.2% and 2.6% of income before income taxes for the second quarters ended June 30, 2014 and 2013, respectively. The rate in the second quarter 2014 was lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower as well as the domestic manufacturing deduction. The rate in the second quarter 2013 was positively impacted by tax law changes related to enacted legislation which lowered the corporate income tax rates in Denmark. The impact of this change was a reduction of a deferred tax liability, which was recorded as a discrete adjustment to income tax expense in that quarter in the amount of $258,000. Our effective tax rate for the second quarter 2013 would have been 33.9% if this one-time adjustment had not been made.

For the six-month period ended June 30, 2014, our income tax expense was 31.2% of income before income taxes compared to 15.5% for the same period of 2013. The rate for the first six months of 2014 was lower than the statutory rate due primarily to the effect of our foreign operations and the domestic manufacturing deduction. The rate for the first six months of 2013 was positively impacted by the tax law changes noted above as well as the domestic tax law change related to research and development credits which was effective in the first quarter 2013. Our effective tax rate for the six months ended June 30, 2013 would have been 28.5% if the adjustment for the change in the Danish tax rates had not been made.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2014 to be consistent with our experience in the first six months. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $1,165,000 in the second quarter 2014, compared to a net income of $802,000 in the second quarter 2013. Diluted net income per share was $0.20 and $0.14 in the second quarters of 2014 and 2013, respectively. For the six months ended June 30, 2014, net income was $1,895,000, or $0.33 per diluted share, compared to $1,688,000, or $0.29 per diluted share in the prior year.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities increased $1,115,000 to $5,453,000 during the six-month period ended June 30, 2014, compared to $4,338,000 at December 31, 2013. Included in the June 30, 2014 total, was $4,430,000 held outside of the United States. The year-to-date increase in cash, cash equivalents and marketable securities was primarily due to cash provided from operations of $3,892,000, partially offset by net pay-downs on our revolving lines of credit and term debt totaling $762,000, dividend payments of $1,242,000 and capital expenditures of $832,000. At June 30, 2014, we had $4.8 million outstanding on the revolving lines of credit compared to $4.3 million at December 31, 2013. The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46% per annum. The four-year seller note is payable in semi-annual installments of $891,000, including interest, at 3.46% per annum. The U.S. revolving line of credit accrues interest at 1.75% over the one-month LIBOR rate, which totaled 2.00% at June 30, 2014. The term note and the revolving line of credit related to our U.S. borrowings are due on March 28, 2016, and we are subject to certain financial and restrictive covenants.

Our working capital as of June 30, 2014 was $10,867,000, an increase of $232,000 compared to $10,635,000 at December 31, 2013. This increase is primarily related to the increase in cash and cash equivalents, an increase in inventories, and a decrease in current maturities of long-term notes payable, partially offset by a reduction in trade accounts receivable.

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

We may invest a portion of our available cash in highly liquid marketable securities consisting primarily of certificates of deposits, municipal bonds, and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain.

We believe that a combination of our existing cash and cash equivalents, funds available under the revolving credit facility, and an expected continuation of cash flow from operations, will continue to be adequate to fund our operations and working capital, capital expenditures, required payments on indebtedness and dividend payments. For those international earnings considered to be reinvested indefinitely, we currently have no intention to, and plans do not indicate a need to, repatriate the funds related to those earnings for U.S. operations.

Cash Flow

Cash Flow from Operating Activities

Historically, our primary source of funds has been cash provided by operating activities. In the first six months of 2014, cash provided by operations totaled approximately $3,892,000, due primarily to net income of $1,895,000, non-cash depreciation and amortization of $1,268,000, an increase in deferred revenue of $822,000, and an decrease in trade accounts receivable of $1,792,000. These increases in cash from operating activities were partially offset by a decrease in accounts payable of $686,000, and in increase in inventories of $1,084,000.

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

Cash Flow from Investing Activities

Cash used in investing activities totaled approximately $716,000 in the first six months of 2014 due primarily to the purchase of property, plant and equipment and intangible assets of $975,000, partially offset by the receipt of proceeds from maturities of marketable securities of $205,000.

Cash provided from investing activities totaled approximately $1,931,000 in the first six months of 2013 due primarily to the receipt of proceeds from maturities of marketable securities of $3,290,000, partially offset by cash paid for intangible assets and property, plant and equipment additions of $1,474,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first six months of 2014 totaled approximately $1,820,000 due primarily to a reduction of our term notes payable of $1,349,000, and dividends paid of $1,242,000. These uses of cash were partially offset by the proceeds received from stock option exercises of $180,000 and net proceeds from our revolving line of credit of $587,000.

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

Recently Issued Accounting Guidance

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, goodwill and, income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2014.

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

Foreign Currency Risk

Historically, in excess of 60% of our consolidated sales have been to international destinations. In our U.S. operations, we invoice most of these customers in U.S, dollars, so we do not have significant exposure to foreign currency transaction risk. In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros, Danish krone and U.S. dollars. From time to time we use foreign exchange hedging contracts to reduce our exposure in these transactions. We also pay a small number of our international suppliers in their local currency which exposes us to transaction gain or loss. However, these have not resulted in material amounts in the past.

Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. We historically have not experienced any material foreign currency translation gains or losses, however, we are exposed to foreign currency transaction gains or losses related to the valuation of our seller loan obligation dominated in Danish krone. To mitigate the effect of any further currency fluctuations in our loan obligations for Dansensor, we purchased a foreign currency contract which acted as an economic hedge against any additional gains or losses.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act), as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the material weaknesses identified in connection with our consolidated financial statements for the year ended December 31, 2013 were not effectively remediated as of June 30, 2014, due to the fact that an insufficient period of time has passed for management to thoroughly test and document the effectiveness of our disclosure controls and procedures and, accordingly, the disclosure controls and procedures were not effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the on-going remediation efforts to address the material weakness in internal controls.

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

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three and six-month period ended June 30, 2014 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 1,671 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the three months ended June 30, 2014.

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
101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: August 8, 2014	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	/s/ Darrell B. Lee
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
101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.