Form 10-Q
period 2014-09-30
MOCON INC
filed 2014-11-07
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2014

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

YES ☐ NO ☒

As of October 31, 2014, the Company had 5,673,293 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2014

		Page Number
PART I.FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets September 30, 2014 (Unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Income (Unaudited) Three and nine-months ended September 30, 2014 and 2013	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three and nine-months ended September 30, 2014 and 2013	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine-months ended September 30, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24-25

Item 4.	Controls and Procedures	25

	PART II.OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

Exhibit Index		29

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	December 31,
	(Unaudited)	2013

ASSETS
Current assets:
Cash and cash equivalents	$6,140,566	$4,132,953
Marketable securities, current	-	205,000
Trade accounts receivable, less allowance for doubtful accounts of $203,559 in 2014 and $315,417 in 2013	10,461,565	12,335,124
Other receivables	225,930	273,405
Inventories	8,551,490	7,470,697
Prepaid income taxes	239,610	595,898
Prepaid expenses, other	1,135,754	1,126,582
Deferred income taxes	1,176,862	1,429,794
Total current assets	27,931,777	27,569,453

Property, plant and equipment, net of accumulated depreciation of $8,206,401 in 2014 and $7,811,276 in 2013	5,734,893	5,726,754
Goodwill	8,443,000	9,034,479
Investment in affiliated company	3,171,250	3,441,500
Intangible assets, net	11,341,704	12,718,203
Other assets	196,805	213,279
TOTAL ASSETS	$56,819,429	$58,703,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable	$1,819,312	$2,697,678
Revolving lines of credit	4,500,000	4,263,821
Accounts payable	3,635,323	3,864,355
Compensation and related expenses	3,538,071	3,752,542
Other accrued expenses	952,680	781,151
Accrued product warranties	240,575	335,533
Dividends payable	624,062	619,322
Deferred revenue	1,176,187	620,428
Total current liabilities	16,486,210	16,934,830

Notes payable	541,033	1,306,849
Obligations to former employees	71,261	77,334
Deferred income taxes	1,904,446	2,611,491
Accrued income taxes	295,353	304,424
Total noncurrent liabilities	2,812,093	4,300,098
Total liabilities	19,298,303	21,234,928

Stockholders' equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2014 and 2013	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,673,293 shares in 2014 and 5,630,197 shares in 2013	567,329	563,020
Additional paid-in capital	5,773,400	5,063,627
Retained earnings	32,928,040	31,229,068
Accumulated other comprehensive (loss) income	(1,747,643)	613,025
Total stockholders' equity	37,521,126	37,468,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,819,429	$58,703,668

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales:
Products	$15,855,843	$13,400,132	$45,366,872	$40,088,427
Consulting services	793,784	789,741	2,170,426	2,236,639
Total sales	16,649,627	14,189,873	47,537,298	42,325,066

Cost of sales:
Products	6,640,087	5,657,331	19,451,207	17,275,469
Consulting services	447,219	473,621	1,412,616	1,356,904
Total cost of sales	7,087,306	6,130,952	20,863,823	18,632,373

Gross profit	9,562,321	8,058,921	26,673,475	23,692,693

Selling, general and administrative expenses	6,125,438	5,257,664	18,215,810	16,528,574

Research and development expenses	949,678	886,289	3,063,955	3,084,583

Operating income	2,487,205	1,914,968	5,393,710	4,079,536

Other expense, net	(116,923)	(95,308)	(267,105)	(285,990)

Income before income taxes	2,370,282	1,819,660	5,126,605	3,793,546

Income tax expense	696,456	460,999	1,557,803	766,637

Net income	$1,673,826	$1,358,661	$3,568,802	$3,026,909

Net income per common share:
Basic	$0.30	$0.24	$0.63	$0.55
Diluted	$0.29	$0.24	$0.62	$0.53

Weighted average common shares outstanding:
Basic	5,667,810	5,548,201	5,654,620	5,535,687
Diluted	5,775,767	5,684,515	5,767,984	5,673,694

Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.33

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,673,826	$1,358,661	$3,568,802	$3,026,909

Other comprehensive income (loss):
Cumulative translation adjustment	(2,106,847)	1,058,066	(2,360,668)	651,609

Comprehensive income (loss)	$(433,021)	$2,416,727	$1,208,134	$3,678,518

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,568,802	$3,026,909
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	413,447	390,269
Change in fair value of derivative instrument	172,278	(8,041)
(Gain)/Loss on disposition of long-term assets	16,341	(44,889)
Depreciation and amortization	1,923,936	1,795,379
Deferred income taxes	(308,889)	(696,569)
Excess tax benefit from employee stock plans	(16,067)	(19,670)
Changes in operating assets and liabilities:
Trade accounts receivable, net	842,995	(589,435)
Other receivables	(130,329)	47,421
Inventories	(1,339,741)	(603,719)
Prepaid income taxes	47,440	(66,391)
Prepaid expenses, other	32,944	(231,019)
Accounts payable	252,873	758,978
Compensation and related expenses	(61,286)	(227,579)
Other accrued expenses	76,972	(4,666)
Accrued product warranties	(85,395)	(1,738)
Accrued income taxes	435,550	503,719
Deferred revenue	588,028	385,608
Net cash provided by operating activities	6,429,899	4,414,567

Cash flows from investing activities:
Proceeds from maturities of marketable securities	205,000	5,254,639
Purchases of property, plant and equipment	(998,706)	(1,308,243)
Proceeds from sale of property and equipment	55,315	116,234
Cash paid for patents and other intangible assets	(372,504)	(669,154)
Other	(2,230)	(2,259)
Net cash provided by (used in) investing activities	(1,113,125)	3,391,217

Cash flows from financing activities:
Proceeds from the revolving lines of credit	18,383,528	4,757,484
Payments on the revolving lines of credit	(18,143,489)	(7,532,789)
Payments on notes payable and seller financed note payable	(1,641,199)	(1,453,660)
Proceeds from the exercise of stock options	284,568	256,212
Excess tax benefit from employee stock plans	16,067	19,670
Dividends paid	(1,865,089)	(1,798,208)
Net cash used in financing activities	(2,965,614)	(5,751,291)

Effect of exchange rate changes on cash and cash equivalents	(343,547)	24,407

Net increase in cash and cash equivalents	2,007,613	2,078,900

Cash and cash equivalents:
Beginning of period	4,132,953	2,415,416
End of period	$6,140,566	$4,494,316

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,067,365	$1,166,483
Cash paid during the period for interest	$151,949	$221,299

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$624,062	$610,404
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$173,665	$217,344

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of September 30, 2014, the condensed consolidated statements of income and comprehensive income (loss), for the three and nine-month periods ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at September 30, 2014, and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, previously filed with the Securities and Exchange Commission.

MOCON Inc. and its subsidiaries (collectively, the Company), develops, manufacturers and markets measurement, analytical and monitoring instruments, and provides consulting services for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, environmental, air quality monitoring, oil and gas exploration and other industries throughout the world.

We report our operating segments as Permeation Products and Services (“Permeation”), Package Testing Products and Services (“Package Testing”), and Industrial Analyzer Products and Services and Other (“Industrial Analyzers and Other”) for financial reporting purposes.

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

Note 2 – Inventories

Inventories consist of the following:

	September 30,	December 31,
	2014	2013

Finished products	$1,730,912	$1,638,997
Work-in-process	2,645,502	1,934,493
Raw materials	4,175,076	3,897,207
	$8,551,490	$7,470,697

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted shares of common stock outstanding – basic	5,667,810	5,548,201	5,654,620	5,535,687
Dilutive impact of share-based awards	107,957	136,314	113,364	138,007
Weighted shares of common stock outstanding – diluted	5,775,767	5,684,515	5,767,984	5,673,694

Outstanding stock options totaling 251,000 for the three-month period ended September 30, 2014 and 255,650 for the three and nine-month periods ended September 30, 2013 were excluded from the net income per common share calculation because the shares would be anti-dilutive. There were no anti-dilutive options outstanding during the nine-months ended September 30, 2014.

Note 4 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2014 were as follows:

	Package		Industrial Analyzers
	Testing	Permeation	& Other	Total

Balance as of December 31, 2013	$6,196,572	$2,227,977	$609,930	$9,034,479
Foreign currency translation	(443,512)	(147,967)	-	(591,479)
Balance as of September 30, 2014	$5,753,060	$2,080,010	$609,930	$8,443,000

We test goodwill for impairment annually at the reporting unit level using a fair value approach. We will perform our annual impairment test for goodwill in the fourth quarter.

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of September 30, 2014
		Accumulated
	Cost	Amortization	Net

Patents	$1,684,874	$(406,601)	$1,278,273
Trademarks and trade names	3,827,361	(616,845)	3,210,516
Developed technology	7,139,760	(1,983,267)	5,156,493
Customer relationships	834,960	(231,933)	603,027
Internally developed software	949,792	(22,900)	926,892
Other intangibles	255,119	(88,616)	166,503
	$14,691,866	$(3,350,162)	$11,341,704

	As of December 31, 2013
		Accumulated
	Cost	Amortization	Net

Patents	$1,624,590	$(408,656)	$1,215,934
Trademarks and trade names	4,121,170	(495,897)	3,625,273
Developed technology	7,730,550	(1,503,163)	6,227,387
Customer relationships	904,050	(175,787)	728,263
Internally developed software	716,800	-	716,800
Other intangibles	245,118	(40,572)	204,546
	$15,342,278	$(2,624,075)	$12,718,203

Total amortization expense for the three-month periods ended September 30, 2014 and 2013 was $323,172 and $307,176, respectively and $963,805 and $889,480, respectively, for the nine-month periods ended September 30, 2014 and 2013. Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use. Estimated amortization expense for the remainder of 2014 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of September 30, 2014 is as follows:

Estimated Expense
2014	$281,600
2015	1,289,694
2016	1,269,760
2017	1,235,769
2018	1,205,000
2019 & Thereafter	5,313,357
$10,595,180

Note 5 – Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$359,204	$(1,033,751)	$613,025	$(627,294)
Foreign currency translation adjustments	(2,106,847)	1,058,066	(2,360,668)	651,609
Amounts reclassified to earnings	--	--	--	--
Accumulated other comprehensive income (loss)	$(1,747,643)	$24,315	$(1,747,643)	$24,315

Note 6 – Investment in Affiliated Company

In January 2010, we acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland. The investment of €2.5 million (approximately $3.6 million) amounted to a 16.9% equity interest in Luxcel. We have evaluated the cost versus equity method of accounting for its investment in Luxcel and determined that we do not have the ability to exercise significant influence over the operating and financial policies of Luxcel and, therefore, accounts for our investment on a cost basis. The investment in Luxcel is carried on our condensed consolidated balance sheets at the original purchase price, adjusted for currency fluctuations. We believe that it is not feasible to readily estimate the fair value of our investment in Luxcel. Information related to future cash flows of Luxcel is not readily available as the entity is a start-up research and development company and future cash flows are highly dependent on their ability to obtain additional funding, gain acceptance of its products in the marketplace, and obtain regulatory approvals.

During 2013, we paid $200,000 for two license and distribution agreements with Luxcel which grants us access to proprietary technology on an exclusive basis for a period of four years. In addition, the terms of the distribution agreement allow us to contract for future services. These services are purchased through upfront payments tied to specific work orders and are refundable if the work is cancelled, excluding amounts incurred for work completed up to the cancellation date. At September 30, 2014, a prepaid expense of $219,000 was recognized on the Condensed Consolidated Balance Sheet as a result of our contracting for future services to be provided by Luxcel.

As part of the relationship with Luxcel, we purchase sensors that accompany our instruments for sale to an end user and we are required to pay a royalty to Luxcel on the sale of such instruments.

Note 7 – Warranty

We provide a warranty for most of our products ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs at our locations. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions are excluded from warranty coverage.

Warranty expense is accrued at the time of sale based on historical claims experience. Warranty reserves are also accrued for special rework campaigns for known major product modifications. We also offer extended warranty service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the three and nine-month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$230,687	$240,550	$335,533	$240,621
Warranty provisions	111,868	134,327	156,855	300,827
Warranty claims	(101,980)	(133,559)	(251,813)	(300,130)
Ending balance	$240,575	$241,318	$240,575	$241,318

Note 8 – Debt

Notes payable consists of the following:

	September 30, 2014	December 31, 2013
Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $72,917 plus interest through March 28, 2016, collateralized by all the assets of the Company except the outstanding stock of Dansensor.	$1,385,404	$2,041,660

Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual payments of principal and interest totaling $891,000 beginning October 2, 2012 through April 2, 2015, collateralized by 65% of the outstanding stock of Dansensor.	940,846	1,914,941

Capital leases	34,095	47,926
Total notes payable	$2,360,345	$4,004,527
Less current portion of notes payable	1,819,312	2,697,678
Total long-term notes payable	$541,033	$1,306,849

In the U.S., we have a $6.0 million secured revolving line of credit with a maturity date of March 28, 2016. Interest is charged monthly at one-month LIBOR plus 1.75 basis points which totaled 2.00% at September 30, 2014 and December 31, 2013. The line of credit is secured by the assets of the Company with the exception of the outstanding stock of Dansensor, and there was $4,500,000 and $4,000,000 outstanding at September 30, 2014 and December 31, 2013, respectively. In Denmark, the Company has a DKK 10,000,000 (approximately $1.70 million) available line of credit of which no amount was outstanding as of September 30, 2014 and $264,000 was outstanding as of December 31, 2013. Outstanding borrowings on the Denmark line of credit are charged interest at 4.35% per year.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases. As of September 30, 2014, we were in compliance with these various covenants and expect to remain in compliance throughout 2014.

The carrying value of the Seller Note is adjusted for foreign currency translation at each reporting period and the change in value is included in other expense in the condensed consolidated statements of income.

As of September 30, 2014, the future minimum principal payments of the notes payable for the remainder of 2014 and each of the four succeeding fiscal years and thereafter are as follows:

2014	$1,064,199
2015	988,182
2016	305,222
2017	2,742
$2,360,345

Note 9 – Income Taxes

Our provision for income tax expense was 29% and 25% of income before income taxes for the third quarters ended September 30, 2014 and 2013, respectively. The rate in the third quarter 2014 was lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower as well as the domestic manufacturing deduction. The rate in the third quarter 2013 was lower than the statutory rate due primarily to certain discrete adjustments totaling $109,000 recorded during the quarter.

For the nine-month period ended September 30, 2014, our income tax expense was 30% of income before income taxes compared to 20% for the same period of 2013. The rate for the first nine-months of 2014 was lower than the statutory rate due primarily to the effect of our foreign operations and the domestic manufacturing deduction. The rate for the first nine-months of 2013 was positively impacted by the tax law changes noted above as well as the domestic tax law change related to research and development credits which was effective in the first quarter 2013.

As of September 30, 2014 and December 31, 2013, the liability for gross unrecognized tax benefits was $295,000 and $304,000, respectively. Changes in gross unrecognized tax benefits during the nine-months ended September 30, 2014 primarily consisted of a decrease for tax positions taken in the current year. It is expected that the amount of unrecognized tax benefits for positions which the we have identified will not materially change in the next twelve months.

Note 10 – Stock-Based Compensation

As of September 30, 2014, we have reserved 151,639 shares of common stock for options and other stock-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 684,325 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised. We issue new shares of common stock upon exercise of stock options. There were options for an aggregate total of 146,400 shares granted in the first nine-months of 2014.

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total cost of stock-based compensation	$129,309	$129,594	$413,447	$390,269
Amount of income tax benefit recognized in earnings	(24,311)	(14,590)	(67,275)	(58,393)
Amount charged against net income	$104,998	$115,004	$346,172	$331,876

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. Our estimates are based on expected volatility for awards granted on daily historical trading data of our common stock for a period equivalent to the expected term of the award.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We estimate the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a seven year contractual term. Forfeitures are based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period.

A summary of the option activity for the first nine-months of 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	622,300	$12.34	3.7	$2,174,673
Options granted	146,400	$15.86	6.3
Options cancelled/expired	(16,950)	$15.34	--
Options exercised	(67,425)	$10.09	--
Outstanding at September 30, 2014	684,325	$13.24	3.8	$1,386,223

Exercisable at September 30, 2014	526,600	$12.61	3.3	$1,348,418

The total intrinsic value of options exercised was $68,433 and $10,133 during the three-month periods ended September 30, 2014 and 2013, respectively, and $404,373 and $183,421 during the nine-month periods ended September 30, 2014 and 2013, respectively.

A summary of the status of our unvested option shares as of September 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	79,225	$3.98
Options granted	146,400	$4.13
Options cancelled	(15,400)	$3.98
Options vested	(52,500)	$4.39
Unvested at September 30, 2014	157,725	$3.98

As of September 30, 2014, there was $403,080 of total unrecognized compensation cost related to unvested stock-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of option shares vested during the three-month periods ended September 30, 2014 and 2013 was $76,799 and $71,756, respectively, and $230,475 and $215,269 during the nine-month periods ended September 30, 2014 and 2013, respectively.

Note 11 – Derivative Instrument

As of September 30, 2014, we had one foreign currency contract outstanding with a notional amount of 6.2 million Danish krone (DKK) or $1.0 million. The foreign currency contract was purchased to economically hedge the foreign currency fluctuation from the remeasurement of the third party seller financed note payable (Seller Note) which is denominated in DKK (Note 8). The term of the foreign currency contract, and its settlement dates, coincide with the maturity of the Seller Note which is April 2, 2015. The fair value of the contract resulted in an asset of approximately $11,000 at September 30, 2014, as compared to approximately $183,000 at December 31, 2013. The decrease in the fair value of the contract totaling approximately $79,000 for the three-month period ended September 30, 2014 and the decrease of $172,000 for the nine-month period ended September 30, 2014 were recognized in other expense in the condensed consolidated statements of income. Substantially all of this expense is offset by the re-measurement of the Seller Note.

Note 12 – Fair Value Measurements

We determine the fair market value of our derivative contract based on the fair value hierarchy, described below, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels within the fair value hierarchy that may be used to measure fair value:

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

Level 3: Values generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table provides information on those assets that are measured at fair value on a recurring basis:

		Fair Value Measurements at the end of the Reporting Period Using

Assets:	Carrying value	Significant Other Observable Inputs (Level 2)
September 30, 2014:
Foreign currency contract	$10,859	$10,859

December 31, 2013:
Foreign currency contract	$183,137	$183,137

The fair value of the foreign currency contract is determined based on observable market transactions of spot currency rates and forward currency prices. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, revolving lines of credit and current maturities of notes payable approximate fair value due to their short-term maturity. The fair value of the long-term debt, measured as Level 2 financial instruments, is estimated based on anticipated interest rates which management believes would currently be available to us for similar issues of debt, taking into account our current credit risk of and other market factors. We believe the carrying value of the long-term debt approximates fair value.

Note 13 – Business Segments

We have four operating segments and three reportable segments, structured by differences in products and services, that are regularly reviewed by our chief operating decision maker to make decisions about allocating resources and assessing segment performance. The segment performance is evaluated at segment operating income which is defined as gross profit less selling, general and administrative expenses and research and development expenses. General corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and other general and administrative costs, are allocated to the reportable segments. Our four operating segments have been aggregated into three reportable segments based on the authoritative guidance. We aggregated our Other Products and Services operating segment into the Industrial Analyzer Products and Services segment based on minimal business activity and materiality.

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013. Intersegment sales for the three and nine-month periods ended September 30, 2014 and 2013 were insignificant.

Financial information by reportable segment for the three and nine-month periods ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Trade Revenue	Segment Operating Income	Trade Revenue	Segment Operating Income
Permeation	$5,729,373	$1,228,580	$16,621,767	$2,923,453
Package Testing	7,342,007	992,763	21,320,444	1,701,658
Industrial Analyzers and Other	3,578,247	265,862	9,595,087	768,599
Total	$16,649,627	$2,487,205	$47,537,298	$5,393,710

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Trade Revenue	Segment Operating Income (Loss)	Trade Revenue	Segment Operating Income
Permeation	$5,596,470	$1,325,605	$15,550,031	$2,630,193
Package Testing	6,328,402	674,797	18,976,020	1,183,960
Industrial Analyzers and Other	2,265,001	(85,434)	7,799,015	265,383
Total	$14,189,873	$1,914,968	$42,325,066	$4,079,536

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

We are headquartered in Minnesota and have operating locations in Minnesota, Denmark, and Colorado. We have foreign offices and laboratories in Texas, Germany, France, Italy, Spain and China. We use a mix of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Europe and China, and we use a network of independent sales representatives to market and service our products and services in most other foreign countries.

Historically, a significant portion of our sales has come from international customers. The international portion of our consolidated sales has increased from recent historical trends since the acquisition of Dansensor as the principal portion of their sales are to European customers.

Our ongoing plans for growth include continued substantial funding for research and development to drive new product introductions, together with strategic acquisitions and investments where appropriate.

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

Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to research and development departments, as well as production and quality assurance groups. During the second quarter 2014, we began shipping the OX-TRAN Model 2/22 for oxygen transmission measurement, the first in our new series of technologically-advanced permeation instruments.

Package Testing Products and Services

We manufacture and sell three primary products in this group: headspace analyzers, leak detection equipment and gas mixers. Our headspace analyzer products are used to analyze the amount and type of gas present in the headspace of flexible and rigid packages, as applied to gas flushing in modified or controlled atmosphere packaging. The principal market for these products consists of packagers of foods, beverages and pharmaceuticals. Our headspace analyzer products include the PAC CHECK®, CheckMateTM and CheckPointTM series of off-line headspace analyzers and the MAP Check 3™ series of on-line analyzers for continuous and intermittent monitoring of modified atmosphere packaging (MAP) and other gas flushing operations. Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages. We currently manufacture three types of leak detection instruments. The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The third type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products. Our leak detection products include the LeakMatic IITM and LeakPointer IITM series of instruments.

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

We market some of these products under the names PETROALERT®, piD-TECH®, and BEVALERT®.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of sales, for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	100.0	100.0	100.0	100.0
Cost of sales	42.6	43.2	43.9	44.0
Gross profit	57.4	56.8	56.1	56.0
Selling, general and administrative expenses	36.8	37.0	38.3	39.1
Research and development expenses	5.7	6.3	6.4	7.3
Operating income	14.9	13.5	11.4	9.6
Other income (expense), net	(0.7)	(0.7)	(0.6)	(0.6)
Income before income taxes	14.2	12.8	10.8	9.0
Income taxe expense	4.1	3.2	3.3	1.8
Net income	10.1	9.6	7.5	7.2

Comparison of Financial Results for the Three and Nine-Month Periods Ended September 30, 2014 and 2013

Sales

Total consolidated sales for the three-month period ended September 30, 2014 were $16,649,000, up 17% compared to $14,190,000 for the same period in 2013. The growth for the quarter was attributable primarily to our Industrial Analyzer and Other segment which recorded a 58% increase in sales, and experienced growth in all major product lines, driven by continued strong demand in the oil and gas exploration and environmental monitoring markets. In addition, sales in our Package Testing segment increased in the current year third quarter by 16% due to increased sales of online and headspace analyzer equipment. Sales in our Permeation segment were up 2% which was due primarily to international market demand for instruments.

Sales for the nine-month period ended September 30, 2014 were $47,537,000, up 12% compared to $42,325,000 for the same period in 2013, as all three segments reported increased sales. Sales in our Package Testing segment were up 12%, partially due to increased sales of online and headspace analyzer equipment. Sales in our Permeation segment increased 7%, due primarily to a significant increase in international shipments. Sales in our Industrial Analyzer and Other segment were up 23% in the current period, led by increased shipments of sensors and OEM detectors, while all major product lines also grew.

Total consolidated sales to foreign customers increased 15% in the current quarter compared to the same quarter last year and accounted for 67% and 68% of total consolidated sales for the quarters ended September 30, 2014 and 2013, respectively. Total consolidated sales to domestic customers increased 22% in the current quarter compared to the same quarter last year and accounted for 33% and 32% of total consolidated sales for the quarters ended September 30, 2014 and 2013, respectively.

Sales to foreign customers for the nine-month periods ended September 30, 2014 and 2013, respectively, amounted to 71% and 67% of total consolidated sales, and were up 18% in the current period. Sales to domestic customers for the nine-month periods ended September 30, 2014 and 2013, respectively, amounted to 29% and 33% of total consolidated sales, and were up 1% in the year to date period.

The following table summarizes total sales by reporting segments for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Permeation	$5,729,373	$5,596,470	$16,621,767	$15,550,031
Package Testing	7,342,007	6,328,402	21,320,444	18,976,020
Industrial Analyzers and Other	3,578,247	2,265,001	9,595,087	7,799,015
Total Sales	$16,649,627	$14,189,873	$47,537,298	$42,325,066

The following table sets forth the relationship between various components of domestic and foreign sales for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic Sales	$5,461,503	$4,473,963	$13,959,785	$13,808,562
Foreign Sales:
Europe	6,813,012	5,879,450	19,808,715	18,016,054
Asia	3,526,335	2,803,707	10,900,652	7,839,304
Other	848,777	1,032,753	2,868,146	2,661,146
Total Foreign Sales	11,188,124	9,715,910	33,577,513	28,516,504
Total Sales	$16,649,627	$14,189,873	$47,537,298	$42,325,066

Permeation Testing Products and Services – Sales in our Permeation segment increased 2% for the three months ended September 30, 2014 compared to the same period in the prior year, and accounted for 34% and 39% of our consolidated third quarter sales in 2014 and 2013, respectively. The slight increase in the current period is primarily due to continued strong sales in international markets. In particular, Southern Europe which had been depressed for the last two to three years, showed signs of economic recovery. Foreign sales comprised 70% of the shipments in this segment in the third quarter 2014, compared to 69% from the same period in the prior year.

During the second quarter of 2014, we began shipping the OX-TRAN Model 2/22, the new generation of oxygen permeation instrumentation.  While this new product is not a significant contributor to revenue in the current period, initial feedback in the marketplace is positive.

Sales in our Permeation segment increased 7% for the first nine-months ended September 30, 2014 compared to the same period in the prior year, and accounted for 35% and 37% of our consolidated first nine-month sales in 2014 and 2013, respectively. The increase in sales for the nine-month period is primarily due to a 16% increase in foreign sales. This increase is due to the strengthening international markets. Foreign sales comprised 71% of the sales in this segment in the first three quarters of 2014, compared to 65% from the same period in the prior year, and increased 6%. This increase more than offset a 13% decrease in domestic sales for the nine-month period.

Package Testing Products and Services – Sales in our Package Testing segment increased 16% for the three-months ended September 30, 2014, compared to the same period in the prior year, and accounted for 44% and 45% of our consolidated third quarter sales in 2014 and 2013, respectively. Sales of online and headspace analyzers were higher than expected and improved over the prior year third quarter. Sales of leak detection instruments also were higher than expected and significantly improved over the prior year. Sales to foreign destinations comprised 77% and 75% of total sales in this segment for the three-months ended September 30, 2014 and 2013, respectively.

Sales in our Package Testing segment, which accounted for 45% of our consolidated sales during the first nine-months in 2014 and 2013, increased 12% in the current nine-month period compared to the same period in 2013. Improved sales of headspace analyzers, leak detectors and online analyzers and mixers all contributed to the current year growth. Sales to foreign destinations comprised 78% and 77% of total sales in this segment for the nine-months ended September 30, 2014 and 2013, respectively.

Industrial Analyzer Products and Services and Other – Sales in our Industrial Analyzers and Other segment, which accounted for 22% and 16% of our consolidated third quarter sales in 2014 and 2013, respectively, increased 58% during the third quarter 2014 compared to the same period in 2013. Sales in this segment are comprised mainly of instruments and services provided by our Baseline subsidiary. Sales of instruments to the oil and gas exploration and environmental monitoring markets, as well as sales of OEM sensors and detectors for worker safety applications, accounted for the majority of the increase. Sales to foreign destinations comprised 41% and 51% of total sales in this segment for the three-months ended September 30, 2014 and 2013, respectively.

Sales in our Industrial Analyzers and Other segment, which accounted for 20% and 18% of our consolidated sales for the first nine-months of 2014 and 2013, respectively, increased 23% during the first nine-months of 2014 compared to the same period in 2013. Sales of OEM sensors and detectors for worker safety applications, accounted for the majority of the increase. Sales of gas chromatographs and hydrocarbon analyzers also improved as demand in the oil and gas drilling and environmental monitoring markets continues to be strong. Sales to foreign destinations comprised 53% and 48% of total sales in this segment for the nine-months ended September 30, 2014 and 2013, respectively.

Gross Profit

For the three-months ended September 30, 2014 and 2013, the consolidated gross profit margins were 57% for both periods respectively. The gross profit as a percentage of sales in the Permeation segment for the current quarter was consistent at 56% compared to the prior year quarter. The gross profit as a percentage of sales for the Package Testing segment increased by three percentage points to 53% in the current quarter compared to 50% in the year ago quarter, due to increased capacity utilization as a result of increased production. The gross profit as a percentage of sales for the Industrial Analyzers and Other segment for the current quarter was consistent at 56% compared to the prior year quarter.

For the nine-months ended September 30, 2014 and 2013, the consolidated gross profit margins were 56% for both periods respectively. The year-to-date gross profit as a percentage of sales for the Permeation segment increased by one percentage point from 63% in the nine-months ended September 30, 2103 to 64% in the nine-months ended September 30, 2014 as a result of decreased consulting costs. The year-to-date Package Testing segment gross profit as a percentage of sales improved by one percentage point to 50% compared to 49% in prior year due to increased capacity utilization. The year-to-date Industrial Analyzer and Other segment gross profit as a percentage of sales declined by two percentage points to 56% compared to 58% in the prior year. The decline in gross profit as a percent of sales for the Industrial Analyzer and Other segment is due to an increase in production capacity to support our continued revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $6,125,000, or 37% of consolidated sales, in the three-month period ended September 30, 2014, compared to $5,258,000, or 37% of consolidated sales, in the same period of 2013. The dollar increase in the current quarter was primarily related to increased commissions resulting from higher sales, increased headcount in our sales and marketing area, recruitment expenses incurred in connection with the new Chief Financial Officer and higher incentive compensation due to improved operating results. The current period expense is within our expected range of 35% to 38% of sales.

SG&A expenses were $18,215,000, or 38% of consolidated sales, in the nine-month period ended September 30, 2014, compared to $16,529,000, or 39% of consolidated sales, in the same period of 2013. The dollar increase in the current nine-month period was primarily related to higher professional fees for audit and SOX compliance consulting, increased commissions, and higher compensation related expenses resulting from increased headcount and incentive compensation.

Research and Development Expenses

Research and development (R&D) expenses were $950,000, or 5.7% of consolidated sales, in the third quarter 2014, compared to $886,000, or 6.3% of sales, in the same period of 2013. The current period expense is slightly below our planned level of spending.

R&D expenses were $3,064,000, or 6.4% of consolidated sales, in the first nine-months of 2014, compared to $3,085,000, or 7.3% of consolidated sales, in the same period of 2013. The current period expense is slightly below our planned level of spending, but within our expected range of 6% to 8% of consolidated sales.

Other Expense

Other expense for the three and nine-month periods ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Interest income	$681	$4,399	$3,161	$19,208
Interest expense	(45,499)	(24,752)	(149,347)	(73,236)
Foreign currency exchange loss	(72,105)	(75,248)	(120,919)	(235,318)
Other	-	293	-	3,356
Total other expense	$(116,923)	$(95,308)	$(267,105)	$(285,990)

Income Tax Expense

Our provision for income tax expense was 29% and 25% of income before income taxes for the third quarters ended September 30, 2014 and 2013, respectively. The rate in the third quarter 2014 was lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower as well as the domestic manufacturing deduction. The rate in the third quarter 2013 was lower than the statutory rate due primarily to certain discrete adjustments totaling $109,000 recorded during the quarter.

For the nine-month period ended September 30, 2014, our income tax expense was 30% of income before income taxes compared to 20% for the same period of 2013. The rate for the first nine-months of 2014 was lower than the statutory rate due primarily to the effect of our foreign operations and the domestic manufacturing deduction. The rate for the first nine-months of 2013 was positively impacted by the tax law changes noted above as well as the domestic tax law change related to research and development credits which was effective in the first quarter 2013.

Based on current projected annual operating results and current income tax rates, we expect the effective tax rate for the remainder of 2014 to be consistent with our experience in the first nine-months. This rate fluctuates over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was $1,674,000 in the third quarter 2014, compared to a net income of $1,359,000 in the third quarter 2013. Diluted net income per share was $0.29 and $0.24 in the third quarters of 2014 and 2013, respectively. For the nine-months ended September 30, 2014, net income was $3,569,000 or $0.62 per diluted share, compared to $3,027,000, or $0.53 per diluted share in the prior year.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities increased $2,007,000 to $6,141,000 during the nine-month period ended September 30, 2014, compared to $4,133,000 at December 31, 2013. Included in the September 30, 2014 total, was $4,618,000 held outside of the United States. The year-to-date increase in cash, cash equivalents and marketable securities was primarily due to cash provided from operations of $6,430,000 partially offset by net pay-downs on our revolving lines of credit and term debt totaling $1,400,000, dividend payments of $1,900,000 and capital expenditures of $1,000,000. At September 30, 2014, we had $4.5 million outstanding on the revolving lines of credit compared to $4.3 million at December 31, 2013. The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46% per annum. The four-year seller note is payable in semi-annual installments of $891,000, including interest, at 3.46% per annum. The U.S. revolving line of credit accrues interest at 1.75% over the one-month LIBOR rate, which totaled 2.00% at September 30, 2014. The term note and the revolving line of credit related to our U.S. borrowings are due on March 28, 2016, and we are subject to certain financial and restrictive covenants.

Our working capital as of September 30, 2014 was $11,446,000, an increase of $811,000 compared to $10,635,000 at December 31, 2013. This increase is primarily related to the increase in cash and cash equivalents, an increase in inventories, and a decrease in current maturities of long-term notes payable, partially offset by a reduction in trade accounts receivable.

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

We believe that a combination of our existing cash and cash equivalents, funds available under the revolving credit facility, and an expected continuation of cash flow from operations, will continue to be adequate to fund our operations and working capital, capital expenditures, required payments on indebtedness and declared dividend payments. For those international earnings considered to be reinvested indefinitely, we currently have no intention to, and plans do not indicate a need to, repatriate the funds related to those earnings for U.S. operations.

Cash Flow

Cash Flow from Operating Activities

Historically, our primary source of funds has been cash provided by operating activities. In the first nine-months of 2014, cash provided by operations totaled approximately $6,430,000, due primarily to net income of $3,569,000, non-cash depreciation and amortization of $1,924,000, an increase in deferred revenue of $588,000, and an decrease in trade accounts receivable of $843,000. These increases in cash from operating activities were partially offset from an increase in inventories of $1,339,000, and a reduction in deferred income taxes of $309,000.

In the first nine-months of 2013, cash provided by operations totaled approximately $4,415,000 due primarily to net income of $3,027,000, non-cash depreciation and amortization of $1,795,000, and an increase in accounts payable of $759,000. These increases in cash from operating activities were partially offset by an increase in trade accounts receivable of $589,000, a reduction in deferred income taxes of $697,000, and in increase in inventories of $604,000.

Cash Flow from Investing Activities

Cash used in investing activities totaled approximately $1,113,000 in the first nine-months of 2014 due primarily to the purchase of property, plant and equipment and intangible assets of $1,371,000, partially offset by the receipt of proceeds from maturities of marketable securities of $205,000.

Cash provided from investing activities totaled approximately $3,391,000 in the first nine-months of 2013 due primarily to the receipt of proceeds from maturities of marketable securities of $5,255,000, partially offset by cash paid for intangible assets and property, plant and equipment additions of $1,977,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first nine-months of 2014 totaled approximately $2,966,000 due primarily to a reduction of our term notes payable of $1,642,000, and dividends paid of $1,865,000. These uses of cash were partially offset by the proceeds received from stock option exercises of $285,000 and net proceeds from our revolving line of credit of $240,000.

Cash used in financing activities in the first nine-months of 2013 totaled approximately $5,751,000 due primarily to a reduction of our term notes payable of $1,454,000, a net pay-down on our revolving lines of credit of $2,775,000, and dividends paid of $1,798,000. These uses of cash were partially offset by the proceeds received from stock option exercises of $256,000.

Although we have repurchased shares of our common stock in the past, we currently are not authorized by our Board of Directors to make repurchases of our common stock and are prohibited from doing so under the credit agreement with the Bank unless we obtain the Bank’s approval.

Contractual Obligations

We refer you to our Annual Report on Form 10-K/A for the year ended December 31, 2013 for a summary of our contractual obligations related to operating leases, purchase obligations and financing arrangements.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, goodwill and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended September 30, 2014.

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

●	Failure to correct material weaknesses in our internal control over financial reporting;
●	Failure to effectively integrate the operations of Dansensor with ours;
●	Decline in overall economic or business conditions;
●	Ability to meet our debt obligations in a timely manner;
●	The impact of complying with our bank covenants;
●	Impairment of our investment in Luxcel due to adverse operating results as compared to plan;
●	Increases in prices for raw materials;
●	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;
●	Fluctuations in foreign currency exchange rates and interest rates;
●	Failure to develop new products and technologies, delays in new product introduction and lack of market acceptance of new products;
●	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;
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

Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. Except for the current period, we historically have not experienced any material foreign currency translation gains or losses, however, we are exposed to foreign currency transaction gains or losses related to the valuation of our seller loan obligation denominated in Danish krone. To mitigate the effect of any further currency fluctuations in our loan obligations for Dansensor, we purchased a foreign currency contract which acted as an economic hedge against any additional gains or losses. We experienced a significant translation loss during the three-months ended September 30, 2014 primarily due to the weakening of European currencies affecting long lived assets on the consolidated balance sheet. This translation loss is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

Our investments in foreign subsidiaries translated into U.S. dollars are not hedged. Any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders’ equity, and would not impact our net income.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act), as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the material weaknesses identified in connection with our consolidated financial statements for the year ended December 31, 2013 were not effectively remediated as of September 30, 2014, due to the fact that an insufficient period of time has passed for management to thoroughly test and document the effectiveness of our disclosure controls and procedures and, accordingly, the disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the on-going remediation efforts to address the material weakness in internal controls.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K/A for the fiscal year ended December 31, 2013 under the heading “Part I – Item 1A. Risk Factors.” There has been no material change in those risk factors, except for the update noted below.

Declining oil prices may result in decreased sales in our Industrial Analyzer and Other segment

Increased oil and gas drilling activity in recent periods has been a positive driver for our sales of monitoring instruments.   Worldwide oil prices have recently declined which may lead to a decrease in drilling and other exploration activities, which could negatively affect demand for our gas analyzers, sensors and detectors.  A decrease in oil prices may also lead to our customers decreasing capital spending in anticipation of decreased profitability which could also negatively affect demand for these products.  Our Industrial Analyzer and Other segment has experienced strong sales growth in recent periods and if sales growth was to slow or if sales in this segment were to decline, our stock price could decline.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three and nine-month period ended September 30, 2014 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 2,358 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the three months ended September 30, 2014.

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: November 7, 2014	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	/s/ Elissa Lindsoe
Elissa Lindsoe
Chief Financial Officer, Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (filed herewith)