Form 10-K
period 2014-12-31
MOCON INC
filed 2015-03-12
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the registrant’s common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2014 (the last business day of the registrant’s second quarter) as reported by the Nasdaq Global Market System, was $83,291,875.

As of March 6, 2015, 5,744,434 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be held May 27, 2015.

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

Our principal business strategy is to employ our product development and technological capabilities, manufacturing processes and revenue and marketing skills where we can successfully penetrate the market and become a leader in the segment. Our management team continually emphasizes product innovation, product performance, quality improvements, cost reductions and other value-adding activities. We seek growth opportunities through technological and product improvement, by acquiring and developing new products, by acquiring companies or new product lines, or by purchasing the rights to existing technologies.

MOCON, Inc. was incorporated as a Minnesota corporation in February 1966 as Modern Controls, Inc., and was initially involved in the commercialization of technology developed for the measurement of water vapor permeating through food packaging materials. Today, the key drivers in the industries we serve are food and beverage product safety and quality, improving workplace safety, supplying testing equipment for oil and gas exploration, and analyzing the quality of air both indoors and outdoors as well as water.

Our current plans for growth include continued substantial funding for research and development to foster new product development and to pursue strategic acquisitions and investments where appropriate.

Our principal executive offices and worldwide headquarters are located at 7500 Mendelssohn Avenue North, Minneapolis, Minnesota 55428, USA, and our telephone number is (763) 493-6370. Our website address is www.mocon.com. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

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

Products and Services

We develop, manufacture, market and service test and measurement, analytical and monitoring instruments and systems used to detect, measure and analyze gases and other chemical compounds, as well as provide related consulting services. Please see our consolidated financial statements beginning on page F-1 for financial information concerning our business, including our revenue, net income and net assets.

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

Our permeation products and services accounted for approximately 36 percent, 38 percent and 43 percent of our consolidated revenue in 2014, 2013 and 2012, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our AQUATRAN® ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to research and development departments, as well as production and quality assurance groups. During the second quarter 2014, we began shipping the OX-TRAN 2/22 for oxygen transmission measurement. In the fourth quarter 2014, we began shipping the PERMATRAN-W 3/34. Both the OX-TRAN 2/22 and the PERMATRAN-W 3/34 are part of our new series of technologically-advanced permeation instruments.

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

Our package testing products and services group accounted for 44 percent, 44 percent and 39 percent of our consolidated revenue in 2014, 2013 and 2012, respectively.

Industrial Analyzer Products and Services

We manufacture and distribute advanced gas analysis and monitoring instrumentation used in applications such as oil and gas exploration, process and beverage gas analysis, industrial hygiene, safety, environmental air monitoring and indoor air quality.

In this group, we manufacture and sell two types of gas analyzer instruments: gas chromatographs (GCs) and total hydrocarbon analyzers (THAs). These instruments are typically installed in fixed locations at the monitoring sites and perform their functions of detecting and measuring various gases continually or at regular intervals. We also make miniaturized gas sensors and detectors which are sold to original equipment manufacturers (OEMs) of mobile gas safety equipment.

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

Revenue for our Industrial Analyzer business' products accounted for approximately 20 percent, 18 percent and 18 percent of our consolidated revenue in each of the years 2014, 2013 and 2012. We market some of these products under the names PetroAlert®, piD-TECH®, and BevAlert®.

Microbial Detection Products

Our microbial detection products are designed to rapidly detect microbial growth in food and beverage samples. Using the total viable count (TVC) method, our GreenLight® series of instruments perform rapid and precise measurements to determine the presence or absence of aerobic bacteria in food products or ingredients. There are two models of the GreenLight product line currently available; the Greenlight 930 and the Greenlight 910. While revenue for these two models are increasing, for the year ended December 31, 2014, revenue from these products do not contribute to our total revenue at a meaningful level.

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

Patents, Trademarks and Other Intellectual Property Rights

We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both U.S. and international patents and have U.S. and international patents pending. We currently hold 72 active U.S. patents and 108 foreign patents which will expire during the period from 2015 through 2033, and have another 62 patents pending. We do not believe that the expiration of our patents on their scheduled expiration dates will have a material adverse effect on our business.

We own, have the right to use, or have applied for certain trademarks which protect and identify our products. Our trademarks and service marks include the following: MOCON®, APCHECK®, AQUATRACE®, AQUATRAN, AROMATRAN®, AROMATRAX®, BASELINE®, BEVALERT, CALCARD®, CAL-SMART®, CheckPoint, CMV-2, COULOX®, DANSENSOR®, FLO SMART®, GREENLIGHT, HERSCH®, IMPULSE®, ISM-3, LeakMatic, LeakPointer, LIPPKE®, LUXCEL, MAP Check 3, MAP Mix, MICROANALYTICS®, MULTICHECK®, OPTECH®, OX-TRAN, PAC CHECK, PAC GUARD®, PERMATRAN-C, PERMATRAN-W, PETROALERT, piD-TECH, QUICK START®, SKYE®, TRU SEAL® and VOC-TRAQ®. Our trademarks and service marks have a life of 5 to 20 years, and are subject to periodic maintenance which may be extended in accordance with applicable law.

Marketing and Customers; Distribution Methods

We market our products and services throughout the United States and in over 60 foreign markets. We use a direct sales force of approximately 35 employees and 100 independent sales representatives and distributors to market and sell our products and services to end users throughout the world. To our knowledge, none of our independent sales representatives sell a material amount of product manufactured by any of our competitors.

For information concerning our export sales by geographic area, see Note 17 of the notes to consolidated financial statements. We market products and services to research laboratories, production departments and quality control groups in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas and other industries. We do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance.

Backlog

As of December 31, 2014, our total backlog was $7.6 million for all of our products as compared to $7.0 million and $4.9 million, as of December 31, 2013 and 2012, respectively. We anticipate shipping substantially all of the December 31, 2014 backlog in 2015.

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

We incurred expenses of approximately $4.2 million, $4.0 million and $3.6 million during the fiscal years ended December 31, 2014, 2013 and 2012, respectively, for research and development (R&D) of our products. These amounts were 6 percent to 7 percent of our consolidated revenue for each of those three fiscal years. On an annual basis, we currently intend to spend 6 percent to 8 percent of our consolidated revenue on R&D in the future.

Working Capital Practices

We strive to maintain a level of inventory that is appropriate given our projected revenue. Our domestic and international payment terms vary, however, generally range between 30 and 90 days. International revenue is, in some cases, transacted pursuant to letters of credit.

Seasonality

Our business is not seasonal in nature.

Employees

As of December 31, 2014, we had approximately 260 full-time employees. Included in this total are approximately 25 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

Executive Officers of the Registrant

Our executive officers, their ages and their offices held, as of March 12, 2015 are as follows:

Name	Age	Title

Robert L. Demorest	69	Chairman of the Board, President and Chief Executive Officer, MOCON, Inc.
Donald N. DeMorett	56	Chief Operating Officer, MOCON, Inc.
Elissa Lindsoe	48	Vice President, Chief Financial Officer, Treasurer and Secretary, MOCON, Inc.
Daniel W. Mayer	64	Chief Technology Officer, Executive Vice President, MOCON, Inc.

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

Ms. Elissa Lindsoe has been our Chief Financial Officer, Vice President, Treasurer and Secretary since October 2014. Ms. Lindsoe was previously the CFO of Galil Medical Ltd., (a private equity owned medical device manufacturing firm).

Mr. Daniel W. Mayer has been our Chief Technology Officer and Executive Vice President for more than five years.

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements: realizing the expected financial benefits from the acquisition of Dansensor; general economic conditions; failing to comply with the terms of our credit agreement; restrictions in our credit agreements, growth in the markets we serve, successfully competing against competitors; the decline in the value of the Euro and the price of oil; factors impacting the stock market and share price; ability of the Company’s manufacturing facilities to meet customer demand; regulatory matters; timing and success of new product introductions; adequate protection of intellectual property rights; and currency and other economic risks inherent in selling products internationally.

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

We have disclosed a material weakness in our internal control over financial reporting in the prior fiscal year. Failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our reliability of our financial statements could be harmed and other adverse consequences may arise.

As disclosed in our prior annual report on Form 10-K for the year ended December 31, 2013, we identified a material weakness in financial reporting. We believe that the material weakness has been successfully remediated as of December 31, 2014. Failure to maintain effective internal controls could lead to a misstatement of our financial statements or prevent us from filing our financial statements in a timely manner. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the price of our common shares could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

If we fail to realize the expected financial results from the 2012 Dansensor acquisition, our operating results could be negatively impacted.

If we fail to realize the financial results as anticipated when we acquired Dansensor in 2012, then the intangibles or long-lived assets that resulted from the acquisition may be deemed “impaired.” In that case, we must assess whether the amounts reflected on the consolidated balance sheet which relate to this acquisition exceed their fair value. Any write-down to adjust these values will reduce our reported net income and could possibly have a negative effect on our share price.

If economic conditions decline, companies may reduce their capital spending which could adversely affect our business, operating results and financial condition.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for our products and services. Our customers include pharmaceutical, food, medical and chemical companies, laboratories, government agencies and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. Decreases in capital spending by any of these customer groups could have a material adverse effect on our revenue, business and results of operations.

Further, our customers’ and independent representatives’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. If investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our share price could decrease.

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

Some of the markets in which we operate have experienced minimal growth in recent years, and our ability to increase our revenue will depend in part on our ability to develop new products, develop new applications for our existing products or acquire complementary businesses and product lines.

We have identified a number of strategies that we believe will allow us to grow our business and increase our revenue in markets experiencing minimal growth. This includes developing new products and technologies, entering new markets such as food safety, developing new applications for our technologies, acquiring complementary businesses and product lines, and strengthening our sales force. However, we can make no assurance that we will be able to successfully implement these strategies, or that these strategies will result in the growth of our business or an increase in our revenue. Acquisitions that we may find attractive may be subject to the consent of Wells Fargo Bank under the credit agreement we intend to execute with them.

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

The markets for our products and services are characterized by technological change and evolving industry standards. As a result of such changes and evolving standards, our products may become noncompetitive or obsolete and we may have to develop new products in order to maintain or increase our revenue. New product introductions that are responsive to these factors require significant planning, design, development and testing at the technological, product and manufacturing process levels, and we may not be able to timely develop new products. In addition, industry acceptance of new technologies that we may develop may be slow due to, among other things, existing regulations or standards written specifically for older technologies and general unfamiliarity of users with new technologies. As a result, any new products that we may develop may not generate any meaningful revenue or profits for us for a number of years, if at all.

A significant portion of our revenue is generated from foreign countries and selling in foreign countries entails a number of risks which could result in a decrease in our revenue or an increase in our operating expenses.

Revenue outside the United States accounted for approximately 69 percent of our revenue in 2014, 67 percent in 2013 and 64 percent in 2012, and we expect that foreign revenue will continue to account for a significant portion of our revenues in the future. Revenue to customers in foreign countries are subject to a number of risks including, among others:

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

If any of these risks were to materialize, our revenue into foreign countries could decline, or our operating costs could increase, which would adversely affect our financial results.

A portion of our revenue is derived from third party distributors and a disruption to our relationship with them could adversely impact our business. In addition, a portion of our international revenue is derived through third party distributors. As a result, we are dependent upon the financial health of our distributors. We also are dependent upon the compliance of our distributors with foreign laws and the U.S. Foreign Corrupt Practices Act, or the FCPA. If a distributor were to go out of business, it would take substantial time, cost and resources to find a suitable replacement.

The recent decline in the value of the Euro against the United States dollar could result in a decline in our reported revenue and earnings.

A substantial portion of our revenue outside the United States is generated in Europe. Some of our sales in Europe are denominated in U.S. dollars.  For customers that are located in Europe to whom we sell products priced in U.S. dollars, the recent decline in the value of the Euro against the United States dollar will make our products more expensive to these customers which often use their native currency (Euros) to purchase U.S. dollars to pay for our products, and the additional Euros that it will take to pay for our products is an effective price increase to these customers, which could reduce the demand or increase pressure to reduce prices by these customers for our products.

We also have sales to customers located in Europe and elsewhere that are denominated in Euros. For purposes of preparing our consolidated financial statements, these amounts are converted into U.S. dollars and the decrease in the value of the Euro relative to the U.S. dollar means that we will receive less in U.S. dollars from the sales than before the decrease in the exchange rate, which could negatively impact our operating results.  Although some of our costs are denominated in Euros which are also converted into U.S. dollars for purposes of preparing our consolidated financial statements, the reduction in costs on an as converted basis may not offset the reduction in revenue on an as converted basis which will lower our earnings.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and earnings.

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency transaction risk arising from transactions in the normal course of business, such as revenue to third party customers and purchases from suppliers denominated in foreign currencies. From time to time, we have elected to engage in hedging activity to mitigate our risk in this area. At December 31, 2014, there were no forward contract hedge instruments in place in our foreign operations.

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

We hold patents relating to various aspects of our products and believe that proprietary technical know-how is critical to many of our products. Proprietary rights relating to our products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us or that the claims allowed under any issued patents will be sufficiently broad enough to protect our technology. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and proprietary know-how. Our competitors may initiate litigation to challenge the validity of our patents, or they may use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors initiate litigation to challenge the validity of our patents or if we initiate any proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, it could have a material adverse effect on our business and results of operations. There may also be pending or issued patents held by parties not affiliated with us that relate to our products or technologies and we may need to acquire licenses to any such patents to continue selling some or all of our products. If we are required to obtain any such license in order to be able to continue to sell some or all of our products, we may not be able to do so on terms that are favorable to us, if at all.

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

The market price of our common stock has been volatile in the past, closing prices ranging from a high of $18.50 and a low of $13.00 during 2014. Several factors could cause the price to fluctuate substantially in the future. Some of these factors include:

●	announcements of new products by us or our competitors;

●	quarterly fluctuations in our financial results;

●	merger and acquisition activity in our industry segment;

●	customer contract awards;

●	a change to the rates at which we have historically paid dividends, which could be impacted by our credit agreement with Wells Fargo Bank;

●	changes in regulation; and

●	general economic and political conditions in the various markets where our products are sold.

In addition, the share prices of instrumentation companies have experienced significant fluctuations that often have been unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

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

We have spent significant resources to develop new products, and the realized revenue from these products may be minimal for a time frame after each new product is being introduced to the marketplace.

Over the past three to five years we began to market new products including next generation of existing products. We believe that there are significant markets for our new products and while we believe these products are superior in many respects to similar products being sold by our competitors, each one is new to the marketplace and may not gain the market acceptance necessary to allow us to capitalize on what we believe will be an increasing demand in the industries for which products are utilized. While we have realized increasing revenue of products introduced in the marketplace historically, there can be no assurance that revenue of these products will continue. While we believe our recent new product offerings represent a dramatic improvement over existing technology being used in the respective applications, for some of them, we have not realized significant revenue to date.

If we are not able to successfully market new products, we will not recover the significant research and development and other expenses we have incurred to bring these products to market.

Declining oil prices may result in decreased revenue in our Industrial Analyzers and Other segment.

Increased oil and gas drilling activity in recent periods has been a positive driver for our revenue of monitoring instruments.   Worldwide oil prices have recently declined which may lead to a decrease in drilling and other exploration activities, which could negatively affect demand for our gas analyzers, sensors and detectors.  A decrease in oil prices may also lead to our customers decreasing capital spending in anticipation of decreased profitability which could also negatively affect demand for these products.  Our Industrial Analyzers and Other segment has experienced strong revenue growth in recent periods and if revenue growth was to slow or if revenue in this segment were to decline, our share price could decline.

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

Dansensor A/S, based in Denmark, and operating subsidiaries located in Germany, France, Spain, and Italy lease an aggregate of approximately 39,000 square feet. These buildings are leased through various dates until December 2019. These properties are utilized for the operations of the Package Testing segment.

Our Texas laboratory operations occupy approximately 5,100 square feet of space in the metropolitan area of Austin, Texas. This space is leased until February 2016. This property is utilized for the operations of the Permeation segment.

Our operations located in Neuwied, Germany occupy approximately 8,075 square feet. This space is leased until July 2018. This property is utilized for the operations of the Permeation segment.

The MOCON (Shanghai) Trading Co., Ltd. operations are located in Shanghai, China, and occupy approximately 1,000 square feet. This space is leased until December 2015. This property is utilized in the operations of the Permeation segment.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED ShareHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock is quoted on the Nasdaq Global Market System under the symbol MOCO. The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq Global Market System. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table also sets forth, for the fiscal periods indicated, the amount of cash dividends declared on our common stock:

	2014			2013
Fiscal Period	High	Low	Dividend	High	Low	Dividend

1st Quarter	$17.43	$15.72	$0.11	$14.97	$13.86	$0.11
2nd Quarter	$17.12	$15.07	$0.11	$14.50	$13.28	$0.11
3rd Quarter	$16.44	$14.88	$0.11	$14.81	$13.32	$0.11
4th Quarter	$18.50	$13.00	$0.11	$15.80	$13.64	$0.11

We have been consistently paying dividends since 1984. Cash dividends paid in 2014, 2013 and 2012 were approximately $2.5 million, $2.4 million and $2.3 million, respectively. Our Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on our common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board. Under the loan agreement we have with Wells Fargo Bank, we are required to maintain certain financial ratios. One of these ratios will be impacted by the amount of dividends we pay. If paying dividends at our historical rate were to cause us to be out of compliance with this ratio, or otherwise cause us to be in breach of our covenants under our loan agreement with Wells Fargo Bank, we may be required to reduce or eliminate dividends until such time as we are able to repay our loan, regain compliance with the financial ratios and other covenants in the loan agreement, or negotiate a waiver or amendment with Wells Fargo Bank.

For information concerning securities authorized for issuance under equity compensation plans, please see Part III – Item 12.

Holders

As of March 6, 2015, there were approximately 310 holders of record and 3,400 beneficial holders of our common stock.

Issuer Repurchases of Equity Securities

Other than the withholding of 73,193 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2014. We currently are not authorized by our Board of Directors to make repurchases of our common stock, and we are restricted from doing so under our credit agreement with Wells Fargo Bank.

Recent Sales of Unregistered Securities

During the fourth quarter and year ended December 31, 2014, we did not issue or sell any shares of our common stock or other equity securities of MOCON without registration under the Securities Act of 1933, as amended.

Stock Performance Graph

The following graph compares the cumulative shareholder return on MOCON’s common stock to the S&P 500 Index and a peer group consisting of five companies with a market capitalization similar to MOCON. The peer companies were selected from the scientific and technical instruments industry within the technology sector. The graph compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2009, including the reinvestment of all dividends. The peer group consists of the following companies: CyberOptics Corporation, eMagin Corporation, Perceptron, Inc., Sypris Solutions, Inc. and Transcat, Inc. We chose these five companies because they operate in similar technology sectors that we do and have a market capitalization similar to ours.

COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Mocon, Inc.
S&P 500
Peer Group

*$100 invested on 12/13/09 in stock or index, incldUing reinvestment of dividends.
Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14

Mocon, Inc.	100.00	145.02	184.42	170.45	192.85	224.53
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	160.27	143.17	130.46	149.03	141.88

Source: Research Data Group, Inc.

Item 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME DATA:

Revenue	$64,475	$57,108	$49,941	$37,361	$31,549
Net income	1,536	3,461	2,002	5,451	4,518
Net income per common share:
Basic	0.27	0.62	0.37	1.02	0.87
Diluted	0.27	0.61	0.35	0.98	0.84
Cash dividends declared per share	0.44	0.44	0.42	0.40	0.38

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:

Current assets	$27,501	$27,570	$26,913	$23,357	$19,399
Total assets	52,509	58,704	57,220	39,705	34,339
Current liabilities	15,449	16,935	16,494	6,140	5,632
Noncurrent liabilities	2,587	4,300	6,845	325	298
Shareholders' equity	34,473	37,469	33,881	33,240	28,409

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAl CONDITION AND RESULTS OF OPERATIONS

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

We are headquartered in Minnesota and have operating locations in Minnesota, Denmark, and Colorado. We have offices and laboratories in Texas, Germany, France, Italy, Spain and China. We use a mix of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Europe and China, and we use a network of independent sales representatives and distributors to market and service our products and services in most other foreign countries.

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

A significant portion of our revenue is generated from international customers. The international portion of our consolidated revenue in 2014 increased from recent historical trends due to an increase in demand for permeation products and services driven by the introduction of the new OX-TRAN 2/22 and the PERMATRAN-W 3/34.

Our research and development costs were approximately 6 percent to 7 percent of our consolidated revenue in 2014, 2013 and 2012. On an annual basis, we intend to spend 6 percent to 8 percent of our revenue on research and development in the future.

While these items are important in understanding and evaluating our financial results, certain trends, such as our international revenue accounting for a significant portion of our revenue, and other transactions or events such as those discussed later in this Management’s Discussion and Analysis, may also have a material impact on our financial results.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider product revenue realized or realizable when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, title and risk of loss of products has passed to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. We recognize service and consulting revenue upon delivery of the services. The revenue recognition policy does not differ among the various product lines, the marketing venues, or various geographic destinations. We do not have distributors who stock our equipment. We do not offer rebates, price protection, or other similar incentives, and discounts when offered, are recorded as a reduction in revenue. We record revenue net of sales tax charged to the customer.

Revenue for service arrangements such as maintenance, repair, technical support are recognized either as the service is performed or ratably over the defined contractual period for service maintenance as noted in the paragraph below. Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts. Unearned revenue related to these contracts is recorded in current liabilities in the consolidated balance sheets.

Periodically, we have shipments of products to customers where we are required to recognize revenue under the accounting guidance related to multiple element arrangements. This guidance provides that the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling price, as demonstrated by vendor-specific objective evidence (VSOE) or third-party evidence (TPE). Where VSOE or TPE is not available, revenue will be assigned using an estimated selling price.

Allowance for Doubtful Accounts and Returns

Our allowance for doubtful accounts and returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated returns. The reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and returns. The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions. We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2014 and 2013, we had approximately $181,000 and $315,000, respectively, reserved against our accounts receivable for doubtful accounts and returns.

Accrual for Excess and Obsolete Inventories

We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of revenue for amounts identified. Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence, and the on-hand quantities relative to the sales history of that component. We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise. As of December 31, 2014 and 2013, we had approximately $526,000 and $582,000, respectively, accrued for excess and obsolete inventories.

Recoverability of Long-Lived Assets

We assess the recoverability of definite-lived intangibles and other long-lived assets periodically whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset’s carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges.

Investment in Affiliated Company

We have an equity investment in Luxcel Biosciences Limited (Luxcel), an early stage development company. The determination to account for this investment under the cost method was dependent upon a number of factors, including, but not limited to, our share in the equity of the investee and our inability to exercise significant influence over the operating and financial policies of the investee.

We analyze our investment in affiliated company for indicators of impairment each reporting period. During the fourth quarter of 2014 we identified an impairment indicator and concluded that the carrying value of Luxcel exceeded its fair value. The impairment was determined to be other-than-temporary. As a result, a non-cash, non-tax deductible impairment charge of $3.2 million has been recognized within operating expenses of the consolidated statements of income in 2014.

Goodwill

We assess the recoverability of goodwill on our annual measurement date or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. Goodwill is considered to be impaired if it is determined that the carrying amount of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires us to make judgments regarding the fair value of the net assets of our reporting units and the allocation of the carrying amount of shared assets to the reporting units. Our annual assessment included comparison of the carrying amount of the net assets of a reporting unit, including goodwill, to the fair value of the reporting unit. A significant change in our market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. We performed our annual 2014 assessment during the fourth quarter, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were in excess of their carrying values.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. At December 31, 2014 and 2013, we provided a valuation allowance in the amount of $1.3 million and $108,000, respectively, against our net deferred tax assets. The increase in the valuation allowance in 2014 is related to the capital loss carryforward associated with the impairment of investment in affiliated company.

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740 requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. Under ASC 740, once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amount of $357,000 and $304,000 in 2014 and 2013, respectively, for estimated exposures associated with uncertain tax positions. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of revenue, for fiscal years ended December 31, 2014, 2013 and 2012. Our historical financial data were derived from our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Percent of Revenue
	2014	2013	2012

Revenue	100.0	100.0	100.0
Cost of revenue	44.0	45.2	45.3
Gross profit	56.0	54.8	54.7
Selling, general and administrative expenses	38.8	39.3	40.7
Research and development expenses	6.5	7.1	7.3
Impairment of investment in affiliated company	4.9	-	-
Operating income	5.8	8.4	6.7
Other income (expense), net	(0.5)	(0.6)	0.1
Income before income taxes	5.3	7.8	6.8
Income taxes	3.0	1.7	2.8
Net income	2.3	6.1	4.0

The following table summarizes total revenue by segment for 2014, 2013 and 2012 (expressed in thousands):

	Years Ended December 31,
	2014	2013	2012

Permeation	$23,380	$21,395	$21,236
Package Testing	28,071	25,241	19,683
Industrial Analyzers and Other	13,024	10,472	9,022

Total revenue	$64,475	$57,108	$49,941

The following table sets forth the relationship between various components of domestic and foreign revenue for 2014, 2013 and 2012 (expressed in thousands):

	Years Ended December 31,
	2014	2013	2012

Domestic revenue	$19,836	$19,052	$17,974
Foreign revenue:
Europe	26,324	23,966	18,744
Asia	14,166	10,481	9,591
Other	4,149	3,609	3,632
Total foreign revenue	44,639	38,056	31,967
Total revenue	$64,475	$57,108	$49,941

Revenue

     Fiscal 2014 vs. Fiscal 2013

Revenue in 2014 was $64.5 million, an increase of 13 percent compared to $57.1 million for 2013. The increase was driven by strong performance across all of our business segments, with the largest increases in foreign markets. Our Industrial Analyzers and Other segment grew 24 percent over 2013. This strong demand was driven by oil and gas exploration and improved performance for our environmental monitoring and beverage gas analyzer businesses. In addition, revenue generated from our Permeation segment increased 9 percent compared to 2013 due primarily to steady demand in foreign countries for our recently introduced next generation instruments. Package Testing segment revenue increased 11 percent due primarily to strong demand for our leak detection and headspace analyzers in the food packaging industry. We believe future revenue results depend upon our ability to continue to introduce new products and retain and attract market demand.

Permeation Testing Products and Services

Revenue in our Permeation segment increased 9 percent for the current year as compared to the prior year, and accounted for 36 percent and 38 percent of our consolidated revenue for the years ended December 31, 2014 and 2013, respectively. This increase is due to the strengthening international markets and strong demand for our recently introduced next generation instruments OX-TRAN 2/22 and PERMATRAN-W 3/34. Foreign revenue comprised 70 percent of the revenue in this segment in 2014, compared to 65 percent from the prior year.

Package Testing Products and Services

Revenue in our Package Testing segment accounted for 44 percent of our consolidated revenue in each of 2014 and 2013. Revenue increased 11 percent in the year ended December 31, 2014 compared to same period in 2013. Improved revenue of leak detection and headspace analyzers both contributed to the growth in 2014. Revenue to foreign destinations comprised 77 percent of total revenue in this segment for the years ended December 31, 2014 and 2013, respectively.

Industrial Analyzer Products and Services and Other

Revenue in our Industrial Analyzers and Other segment accounted for 20 percent and 18 percent of our consolidated revenue for the years ended December 31, 2014 and 2013, respectively. Revenue increased 24 percent during the year ended December 31, 2014 compared to the same period in 2013. Revenue of gas chromatographs and hydrocarbon analyzers accounted for the majority of the increase as demand increased in the oil and gas exploration, environmental monitoring and beverage gas analyzer markets. Revenue of OEM sensors and detectors for worker safety applications also contributed to strong growth. Revenue to foreign destinations comprised 50 percent and 49 percent of total revenue in this segment for the years ended December 31, 2014 and 2013, respectively.

Fiscal 2013 vs. Fiscal 2012

Revenue for 2013 was $57.1 million, an increase of 14 percent compared to $49.9 million for 2012. During 2013, we experienced significant growth in our Package Testing segment due to a full twelve months of revenue from the Dansensor acquisition. The increase in Dansensor revenue was $5.8 million as 2012 revenue numbers for Dansensor represent nine months activity, since the acquisition date was April 2, 2012. This segment accounted for 44 percent of total consolidated revenue for 2013 compared to 39 percent in the prior year, and increased 28 percent for the year. The impact of price increases was not significant in 2013.

Permeation Testing Products and Services

Revenue of our Permeation testing products and services, which accounted for 38 percent and 43 percent of our consolidated revenue in 2013 and 2012, respectively, increased 1 percent in 2013 compared to 2012. This increase in permeation revenue was evident in our domestic markets, and offset by a slight decline in our international markets. The permeation business is in a mature market and not expected to grow at the same rate as our other reportable segments. The recent emphasis on the consulting portion of this segment resulted in a 9 percent increase in consulting and testing revenue for the current year. We believe that the services provided on the consulting side will ultimately lead to future revenue of our instruments. Revenue of instruments picked up in the second half of 2013, with shipments of the new AQUATRAN Model 2, which was designed for ultra-sensitive moisture permeation applications for solar cells, OLED displays, etc., accounting for some of the increase.

Package Testing Products and Services

Revenues of our Package testing products (headspace analyzers, leak detectors and gas mixers), which accounted for 44 percent and 39 percent of our consolidated revenue in 2013 and 2012, respectively, increased $5.6 million, or 28 percent in 2013 compared to 2012. The growth came primarily from the Dansensor acquisition which was included for nine months in 2012. Dansensor related revenues increased $5.8 million in 2013 compared to 2012. Revenue of our LeakMatic and LeakPointer series of leak detection instruments accounted for a significant portion of the overall revenue growth. We also experienced growth in our on-line analyzer and gas mixer product lines represented by the MAP Check 3 and MAP Mix Provectus instruments, respectively. The addition of Dansensor has strengthened our position in providing solutions to customers in the MAP instrumentation (modified atmospheric packaging) area.

Therefore, revenue of our organic Package Testing business decreased $226,000 from 2012 to 2013. The primary reason for this decline was a de-emphasis in selling certain of MOCON’s legacy instruments in favor of Dansensor’s more widely accepted products in this business segment. After evaluating the product lines of the two companies following completion of the acquisition, we made a conscious decision to market the Dansensor instruments in place of MOCON instruments in instances of duplication which then resulted in lower sales of the Package Testing instruments historically sold by MOCON.

Industrial Analyzer Products and Services and Other

Revenue in our Industrial Analyzers and Other segment increased 16 percent in 2013 compared to 2012. The majority of revenue in this segment is gas analyzers, sensors and detectors. The instruments produced and sold in this segment are primarily for use in the oil and gas exploration, environmental air quality monitoring, and CO2 purity for carbonated beverages markets. The increase in oil and gas drilling activity commensurate with higher oil prices has been a positive driver for our revenue of monitoring instruments. The demand for more rigid monitoring of pollutants being discharged into the atmosphere, especially outside the United States, has been a driver for the growth in revenue of our hydrocarbon analyzers and gas chromatograph instruments. Revenue of OEM sensors and detectors also increased in 2013 compared to the prior year.

Gross Profit

     Fiscal 2014 vs. Fiscal 2013

Our overall gross profit was 56 percent and 55 percent of revenue during 2014 and 2013, respectively. The gross profit as a percentage of revenue in our Permeation segment increased by one percentage point from 63 percent in 2013 to 64 percent in the current year. The primary reason for the increase comes from product mix with a higher level of gross profit coming from instruments. Gross profit as a percentage of revenue in our Package Testing segment increased two percentage points from 47 percent in 2013 to 49 percent in 2014. The primary reason for the increase comes from increased capacity utilization. The gross profit as a percentage of revenue in our Industrial Analyzers and Other segment declined slightly by one percentage point to 56 percent in 2014 compared to 57 percent in 2013. The decline in gross profit as a percent of revenue is due to an increase in production capacity some of which was not fully utilized in 2014, to support our future revenue growth in the Industrial Analyzers and Other Segment. We expect future gross profit percentages to fluctuate depending on the mix of product, service and consulting revenue.

          Fiscal 2013 vs. Fiscal 2012

Our overall gross profit percentages were consistent at 55 percent during 2013 and 2012. The gross margin in our Permeation segment dropped from 64 percent in 2012 to 63 percent in 2013. The primary reasons for the decline were lower revenue in Europe in the current year, where we tend to produce better profit margins, and a higher proportion of consulting and testing revenue in the current year which traditionally shows lower margins. The gross margin in our Package Testing segment increased from 43 percent in 2012 to 47 percent in 2013. The margin in 2012 was lower than historical levels due primarily to the costs associated with the Dansensor acquisition, which included the sale of inventory which had been written-up to fair market value due to purchase accounting requirements. In 2013, our margins were lower than planned due primarily to a shift in product mix which was necessitated by a warranty issue with one of our purchased sensors, and a one-time compensation adjustment for some of our European employees. The gross margin in our Industrial Analyzers and Other segment declined slightly to 57 percent in 2013 compared to 58 percent in 2012. The primary reason for the decline was the shift in product mix, which resulted in a larger proportion of the revenue coming from sensors and detectors, which tend to carry lower margins than the scientific instruments.

Selling, General and Administrative Expenses

     Fiscal 2014 vs. Fiscal 2013

Selling, general and administrative expenses were approximately $25.0 million and $22.4 million, or 39 percent of revenue in both 2014 and 2013, respectively. The overall increase in the current year was primarily related to higher professional fees for audit and Sarbanes-Oxley (SOX) compliance consulting, increased commissions, and higher compensation related expenses resulting from increased headcount and incentive compensation.

     Fiscal 2013 vs. Fiscal 2012

Selling, general and administrative expenses were approximately $22.4 million and $20.3 million, or 39 percent and 40 percent of revenue in 2013 and 2012, respectively. The overall increase in 2013 was due primarily to the fact that only nine months of expenses were included for Dansensor in 2012. As a percentage of revenue, the decrease for the current year was primarily the result lower professional fees, as over $800,000 in costs were incurred in 2012 for professional fees related to the acquisition of Dansensor.

Research and Development Expenses

     Fiscal 2014 vs. Fiscal 2013

Research and development (R&D) expenses were approximately $4.2 million and $4.0 million in 2014 and 2013, or 7 percent of revenue in each year. For the foreseeable future, we intend to continue to allocate on an annual basis 6 percent to 8 percent of revenue to R&D. We believe continued R&D expenditures are necessary as we develop new products to expand revenue opportunities in our niche markets and remain competitive.

Fiscal 2013 vs. Fiscal 2012

R&D expenses were approximately $4 million and $3.6 million in 2013 and 2012, or 7 percent and 7 percent of revenue, respectively. The overall increase in 2013 is primarily due to the fact that only nine months of Dansensor expenses were included in 2012. For the foreseeable future, we intend to continue to invest 6 percent to 8 percent of revenue in R&D activities. We believe continued R&D expenditures are necessary as we develop new products to expand revenue opportunities in our niche markets and remain competitive.

Impairment of investment in affiliated company

We recorded a non-cash impairment charge of $3.2 million during the fourth quarter of 2014 related to an investment in an affiliated company, Luxcel Biosciences Limited (Luxcel). In January 2010, we acquired a minority equity ownership interest in Luxcel based in Cork, Ireland. The investment of €2.5 million amounted to a 16.9 percent equity interest in Luxcel. During the fourth quarter of 2014 we became aware of a triggering event that indicated possible impairment. After further analysis, we determined that the investment was other than temporarily impaired, and as a result, recorded a non-cash, non-tax deductible charge of $3.2 million to fully impair the asset. No impairment was recorded during the year ended December 31, 2013.

Other Income (Expense), Net

Other income (expense), net for 2014, 2013 and 2012 was as follows (expressed in thousands):

	Years Ended December 31,
	2014	2013	2012

Interest income	$3	$22	$83
Interest expense	(186)	(299)	(308)
Foreign currency exchange gain (loss)	(136)	(83)	243
Other	13	1	3
Total other income (expense), net	$(306)	$(359)	$21

Fiscal 2014 vs. Fiscal 2013

Interest income decreased in 2014, as compared to 2013, due to lower average invested balances of cash and marketable securities. The interest expense in 2014 is primarily related to the debt incurred in connection with the Dansensor acquisition, and the foreign currency exchange loss was primarily due to revaluing the foreign currency contract and related note payable to fair value. Interest expense decrease in 2014 compared to 2013 due to the net pay-down on total debt by $3.7 million year over year.

Fiscal 2014 vs. Fiscal 2013

Interest income decreased in 2013, as compared to 2012, due to lower average invested balances of cash and marketable securities. The interest expense in 2013 is related to the debt incurred in connection with the Dansensor acquisition, and the foreign currency exchange loss was primarily due to revaluing the foreign currency contract and related note payable to fair value coupled with translation rates decreasing compared to USD over the year.

Income Tax Expense

Fiscal 2014 vs. Fiscal 2013

Our provision for income taxes in 2014 was $1.9 million, or 56 percent of income before income taxes, compared to $963,000, or 22 percent of income before income taxes for 2013. The current year effective tax rate is higher than the expected statutory rate due to the effect of the $3.2 million impairment of our investment in an affiliated company and the corresponding valuation allowance offset by income tax rates in foreign operations, where we generally experience lower tax rates and the research credit and domestic manufacturing deduction for the current year. The valuation allowance recognized related to the impairment of investment in an affiliated company is $1.1 million, or 33 percent of income before income taxes for the year ended December 31, 2014.

Fiscal 2014 vs. Fiscal 2013

Our provision for income taxes for 2013 was $963,000, or 22 percent of income before income taxes, compared to $1.4 million, or 41 percent of income before income taxes for 2012. The current year effective tax rate is lower than the federal statutory rate due primarily to the effect of foreign operations where we generally experience lower tax rates, the reduction of future tax rates in Denmark which decreased a deferred tax liability which arose at the time of the Dansensor acquisition, the recognition of the research credit for 2012 which was not allowed in the prior year, and the research credit and domestic manufacturing deduction for the current year.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Liquidity and Capital Resources

Total cash, cash equivalents and marketable securities increased approximately $2.0 million during 2014 to $6.3 million as of December 31, 2014, compared to $4.3 million at December 31, 2013. Of the $6.3 million in cash and cash equivalents as of December 31, 2014, $5.2 million was held at banks located primarily in Germany and Denmark. The main reason for the increase was cash provided by operating activities of approximately $9.7 million. Cash flows provided by operating activities in the U.S. were offset by cash used to pay down our debt in the amount of $3.4 million, dividends paid totaling $2.5 million, and payment to acquire property, plant and equipment for $708,000.

At December 31, 2014, we had $4.8 million in total debt compared to $8.3 million on December 31, 2013. Total debt on December 31, 2014 is comprised of:

●	$3.3 million outstanding on the revolving lines of credit compared to $4.3 million at December 31, 2013. The secured revolving line of credit with availability up to a maximum of $6.0 million at our bank that expires March 28, 2016. On January 13, 2015, we entered into the third amendment to the related revolving line of credit agreement which retained the available principal on the line at $6.0 million effective December 31, 2014 to the maturity date. In addition, Dansensor has an available line of credit totaling 10 million DKK (approximately $1.6 million) at a Danish bank, of which no amounts were outstanding as of December 31, 2014.
●	$1.2 million outstanding compared to $2.0 million on December 31, 2013 on a four year term note that is payable in monthly installments of approximately $73,000 plus interest at 3.46 percent per annum maturing on March 28, 2016.
●	$95,000 outstanding compared to $1.9 million on December 31, 2013 on an additional note payable in connection with the Dansensor acquisition payable on April 2, 2015.

Our working capital as of December 31, 2014 increased approximately $1.5 million to $12.1 million, compared to $10.6 million at December 31, 2013. This increase was primarily due to the increase in cash and cash equivalents, an increase in inventories, and a decrease in current maturities of long-term notes payable, partially offset by a reduction in trade accounts receivable.

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

Cash Flow

Cash Flows from Operating Activities

Our primary source of funds has historically been cash provided by operating activities. Cash flow from operating activities totaled $9.7 million, $3.6 million and $521,000 in 2014, 2013 and 2012, respectively. The increase in 2014 was driven by a reduction in accounts receivable of $1.7 million despite the $7.4 million increase in revenue from 2013 to 2014. These amounts were partially offset by an increase in inventories in the amount of $1.6 million. The increase in 2013 was primarily due to the increase in net income and depreciation and amortization as compared to 2012, partially offset by increases in trade accounts receivable and inventories. Working capital requirements typically will increase or decrease with changes in the level of revenue. In addition, the timing of certain accrued payments will affect cash flow from reporting period to reporting period. Income tax payments and any employee incentive payments affect the timing of our operating cash flow as they are accrued throughout the year but paid on a quarterly, semi-annual or annual basis.

Cash Flows from Investing Activities

Cash flows from investing activities totaled $1.5 million used in 2014 as compared to $3.2 million provided by in 2013 and $10.1 million used in 2012, respectively. The primary uses of cash for investing activities in 2014 were for purchase of property, plant and equipment of $1.3 million and cash paid for intangible assets of $540,000. These uses were partially offset by proceeds from the sale of marketable securities and property, plant and equipment in the amount of $205,000 and $154,000 respectively. The primary reasons for cash provided in 2013 were the net proceeds from maturities of marketable securities of $5.5 million, partially offset by purchase of property, plant and equipment of $1.5 million and cash paid for intangible assets of $951,000. The primary reasons for cash used in 2012 were the cash paid as partial consideration for the Dansensor acquisition and purchases of property, plant and equipment, of which our new enterprise resource planning (ERP) system was the largest addition. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flows from Financing Activities

Cash used in financing activities totaled approximately $5.4 million in 2014, due primarily to the pay-down of term loans in the amount of $2.7 million, the net reduction of the revolving lines of credit totaling $1.0 million, and dividends paid in the amount of $2.5 million. These uses were partially offset by the proceeds from the exercise of stock options in the amount of $702,000. Cash used in financing activities in 2013 was $5.2 million, due primarily to the pay-down of term loans in the amount of $2.5 million, the net reduction of the revolving lines of credit totaling $1.1 million, and dividend payments in the amount of $2.4 million. Cash provided by financing activities in 2012 was $3.4 million, due primarily to the net proceeds received from the revolving line of credit of $5.3 million, partially offset by dividends paid in the amount of $2.3 million.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2014 (expressed in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Notes payable	$1,291	$997	$294	$-	$-
Revolving lines of credit	3,305	3,305	-	-	-
Operating and capital leases	6,313	1,067	1,347	1,041	2,858
Purchase obligations	4,004	4,004	-	-	-
Other obligations	72	72	-	-	-
Total contractual cash obligations	$14,985	$9,445	$1,641	$1,041	$2,858

In March 2011, we signed a 15-year lease for a property in Minneapolis, Minnesota which replaced our former Minneapolis headquarters and operations center. The lease commenced on June 1, 2011. The required future minimum lease payments, starting at $367,000 per year and subject to annual increases, have been included in the above table.

Dansensor has operating lease agreements for company automobiles as well as the buildings occupied by each subsidiary location in Germany, Spain, Italy, France, and Denmark. The required minimum lease payments range from the low thousands of dollars up to $0.5 million per year and are included in the table above. The leases have various maturity dates through December 2019.

We have a secured revolving line of credit with availability up to a maximum of $6.0 million that expires March 28, 2016 of which $3.3 million was outstanding at December 31, 2014. On January 13, 2015, we entered into the third amendment to the Credit Agreement which retained the available principal on the line at $6.0 million effective December 31, 2014 to the maturity date. In addition, Dansensor has a DKK 10 million (approximately $1.6 million) available line of credit of which no amount was outstanding as of December 31, 2014. The outstanding line of credit amount is included in the above table.

We have a term note that is payable in monthly installments of approximately $73,000 plus interest at 3.46 percent per annum. As of December 31, 2014, $1.2 million was outstanding as compared to $2.0 million at December 31, 2013. The term note will mature on March 28, 2016. The outstanding term note payable amount is included in the above table.

In August 2012, we entered into a foreign currency contract to act as a hedge against fluctuations in a Danish krone-denominated seller financed note payable. This contract had a notional amount totaling approximately DKK 38.8 million or $6.5 million, bearing an exchange rate of 5.96 U.S. dollars per Danish krone, and matures on April 2, 2015. At December 31, 2014, the seller financed note had an outstanding balance of $95,000 and the corresponding foreign currency contract had a fair value of approximately $3,000 in favor of the bank which is recognized in other current liabilities on the consolidated balance sheet. The related outstanding amounts are included in the above table.

In relation to our accrual for uncertain tax positions, we have approximately $357,000 and $304,000 accrued at December 31, 2014 and 2013, respectively. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. Due to the uncertainty regarding the timing of these liabilities, we have excluded these amounts from the contractual obligations table.

We have a severance agreement with four of our executive officers and three divisional officers which provides for the payment to the officer of a lump sum amount upon the occurrence of certain termination events. The payment could amount to one or two times the officer’s current annual salary depending on the reason for termination. These amounts are not included in the contractual obligations table.

On September 9, 2014, we entered into a Confidential Separation and Release Agreement with Darrell B. Lee, the Chief Financial Officer at that time.  In connection with the Separation Agreement, we recognized approximately $107,000 in expense during the year ended December 31, 2014 related to severance costs.  As of December 31, 2014, approximately $72,000 is included in Accrued compensation and related expenses on the consolidated balance sheets and is expected to be paid in less than one year from December 31, 2014. This amount is included in "Other Obligations" on the Contractual Obligation table.

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

ITEM 7.A	Quantitative and Qualitative disclosures about market risk

Interest Rate Risk

Our principal financial market risks are sensitivities to interest rates and foreign currency exchange rates. Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks and interest-bearing cash equivalents and short-term investments which are generally instruments with maturities of three months or less. Based on our average debt balances during 2014, a 100 basis point change in interest rates would potentially increase or decrease interest expense, net of offsetting impacts in interest income, by approximately $31,000.

Foreign Currency Exchange Risk

Today, nearly 70 percent of our consolidated revenue is generated from international customers. In our U.S. operations, we invoice most of these customers in U.S, dollars, so we do not have significant exposure to foreign currency transaction risk. In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros, Danish krone and U.S. dollars. From time to time we use foreign exchange hedging contracts to reduce our exposure in these transactions. We also pay a number of our employees, international suppliers and service providers in their local currency which exposes us to transaction gain or loss. These have not resulted in material amounts in the past. However, the net transactional gains or losses resulting from the revenue and expense transactions denominated in foreign currencies has not been material in the past.

Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. Except for the current period, we historically have not experienced any material foreign currency translation gains or losses, however, we are exposed to foreign currency transaction gains or losses related to the valuation of our seller loan obligation denominated in Danish krone. To mitigate the effect of any further currency fluctuations in our loan obligations for Dansensor, we purchased a foreign currency contract which acted as an economic hedge against any additional gains or losses. We experienced a net $186,000 foreign currency transactional loss during the year ended December 31, 2014 primarily due to the weakening of European currencies affecting long lived assets on the consolidated balance sheet. Our balance sheet related translation loss is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

Our investments in foreign subsidiaries translated into U.S. dollars are not hedged. Any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in shareholders’ equity, and would not impact our net income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and Report of Independent Registered Public Accounting Firm are included beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Quarter
	1st	2nd	3rd	4th
2014:
Revenue	$15,313	$15,574	$16,650	$16,938
Gross profit	8,389	8,722	9,562	9,441
Net income (loss)	730	1,165	1,674	(2,033)
Net income (loss) per common share:
Basic	$0.13	$0.21	$0.30	$(0.36)
Diluted	0.13	0.20	0.29	(0.36)

2013:
Revenue	$14,447	$13,688	$14,190	$14,783
Gross profit	7,977	7,656	8,059	7,576
Net income	867	802	1,359	434
Net income per common share:
Basic	$0.16	$0.14	$0.24	$0.08
Diluted	0.15	0.14	0.24	0.08

Note:	The sum of the quarterly amounts above may not agree with annual amounts due to rounding.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is designed to provide reasonable assurance to our management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements for external reporting purposes.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. In May of 2013, COSO adopted an updated framework, which we intend to adopt in 2015.

KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on management’s assessment of our internal control over financial reporting as of December 31, 2014, which is included elsewhere in this Form 10-K.

(c)	Remediation Plan of Material Weakness in Internal Control over Financial Reporting

As of December 31, 2014, we have remediated the previously reported material weakness in our internal control over financial reporting related to the design of process level management review controls that did not operate at a sufficient level of precision and appropriate controls over reviewing development and change management processes for our general information technology control environment, relating to the recognition and measurement of revenue, inventories and income taxes. The remediation was accomplished by performing the following:

●

We designed, documented, and implemented information technology general and application controls. In addition, we have staffed our information technology department with resources that have the appropriate level of knowledge, experience and training to meet our general information technology control environment requirements;

●

We have enhanced the design and performance of various process level management review controls over revenue, inventory and income taxes, including management review and analysis of variances and significant calculations.

We have completed the documentation, implementation and testing of the remediation actions described above and, as of December 31, 2014, have concluded that the steps taken have remediated the material weakness.

(d)	Changes in Internal Control over Financial Reporting

Other than the completed remediation actions described above, there were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fourth quarter 2014, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

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

ITem 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED shareHOLDER MATTERS

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

The following table summarizes outstanding options under our equity compensation plans as of December 31, 2014. Our only equity compensation plans as of December 31, 2014 were the MOCON, Inc. 2006 Stock Incentive Plan, as amended, and the MOCON, Inc. 1998 Stock Option Plan. The MOCON, Inc. 1998 Stock Option Plan has terminated with respect to future grants. Options and other stock incentive awards to be granted in the future under the MOCON, Inc. 2006 Stock Incentive Plan are within the discretion of our Board of Directors and the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	722,675	$14.35	4,314

Equity compensation plans not approved by security holders	—	—	—
Total	722,675		4,314

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The information required under Item 14 of this Annual Report on Form 10-K is to be contained under the headings “Proposal Five – Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of shareholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

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

G.	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)).

H.	MOCON, Inc. Incentive Pay Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 29, 2014 (File No. 000-09273)).

I.	Description of Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)).

J.	Description of Non-Employee Director Compensation Arrangements (filed herewith).

K.	Description of Executive Officer Compensation Arrangements (filed herewith).

(b)	Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index.

(c)	Financial Statement Schedule

See Item 15(a)(2) above for the financial statement schedule filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2015	MOCON, Inc.

	By:	/s/ Robert L. Demorest
Robert L. Demorest, Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Elissa Lindsoe
Elissa Lindsoe, Vice President, Chief
Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 12, 2015.

Signature and Title

/s/ Robert L. Demorest
Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer

/s/ Donald N. DeMorett
Donald N. DeMorett, Director

/s/ Robert F. Gallagher
Robert F. Gallagher, Director

/s/ Bradley D. Goskowicz
Bradley D. Goskowicz, Director

/s/ Kathleen Iverson
Kathleen Iverson, Director

/s/ Daniel W. Mayer
Daniel W. Mayer, Director

/s/ Tom C. Thomas
Tom C. Thomas, Director

/s/ David J. Ward
David J. Ward, Director

/s/ Paul R. Zeller
Paul R. Zeller, Director

MOCON, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MOCON, Inc.:

We have audited MOCON, Inc.’s (and subsidiaries) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”). MOCON Inc.’s (and subsidiaries) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A(b) of the Company’s December 31, 2014 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MOCON, Inc. (and subsidiaries) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MOCON, Inc. (and subsidiaries) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
March 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MOCON, Inc.:

We have audited the accompanying consolidated balance sheets of MOCON, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MOCON, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 12, 2015

MOCON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

(expressed in thousands, except share amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$6,332	$4,133
Marketable securities, current	-	205
Trade accounts receivable, less allowance for doubtful accounts of $181 in 2014 and $315 in 2013	9,877	12,335
Other receivables	148	273
Inventories	8,705	7,471
Prepaid income taxes	771	596
Prepaid expenses, other	902	1,127
Deferred income taxes	766	1,430
Total current assets	27,501	27,570

Property, plant, and equipment, net of accumulated depreciation of $7,874 in 2014 and $7,811 in 2013	5,562	5,727
Goodwill	8,147	9,034
Investment in affiliated company	-	3,442
Intangible assets, net	10,831	12,718
Other assets	194	213
Deferred income taxes	274	-
Total assets	$52,509	$58,704
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term notes payable	$983	$2,698
Revolving lines of credit	3,300	4,264
Accounts payable	4,402	3,864
Accrued compensation and related expenses	4,120	3,753
Other accrued expenses	731	781
Accrued product warranties	285	336
Dividends payable	631	619
Deferred revenue	997	620
Total current liabilities	15,449	16,935

Notes payable	307	1,307
Obligations to former employees	67	77
Deferred income taxes	1,856	2,612
Accrued income taxes	357	304
Total noncurrent liabilities	2,587	4,300
Total liabilities	18,036	21,235
Commitments and contingencies (Note 7)
Shareholders’ equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2014 and 2013	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,732,505 shares in 2014 and 5,630,197 shares in 2013	573	563
Additional paid-in capital	6,427	5,064
Retained earnings	30,265	31,229
Accumulated other comprehensive income (loss)	(2,792)	613
Total shareholders’ equity	34,473	37,469
Total liabilities and shareholders' equity	$52,509	$58,704

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2014, 2013 and 2012

(expressed in thousands, except per share amounts)

	2014	2013	2012
Revenue:
Products	$50,694	$44,848	$38,769
Services	10,658	9,126	8,286
Consulting	3,123	3,134	2,886
Total revenue	64,475	57,108	49,941
Cost of revenue:
Products	22,174	20,036	17,805
Services	4,188	3,936	3,089
Consulting	1,999	1,867	1,713
Total cost of revenue	28,361	25,839	22,607
Gross profit	36,114	31,269	27,334
Selling, general and administrative expenses	24,988	22,454	20,339
Research and development expenses	4,191	4,032	3,636
Impairment of investment in affiliated company	3,171	—	—
Operating income	3,764	4,783	3,359
Other income (expense), net	(306)	(359)	21
Income before income taxes	3,458	4,424	3,380
Income taxes	1,922	963	1,378
Net income	$1,536	$3,461	$2,002

Net income per common share:
Basic	$0.27	$0.62	$0.37
Diluted	$0.27	$0.61	$0.35

Weighted average common shares outstanding:
Basic	5,665	5,545	5,477
Diluted	5,754	5,640	5,671

Dividends declared per common share	$0.44	$0.44	$0.42

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2014, 2013 and 2012

(expressed in thousands)

	2014	2013	2012

Net income	$1,536	$3,461	$2,002

Other comprehensive income (loss):
Cumulative translation adjustment	(3,405)	1,240	(37)

Comprehensive income (loss)	$(1,869)	$4,701	$1,965

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2014, 2013 and 2012

(expressed in thousands, except share amounts)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Retained	comprehensive
	of shares	Amount	capital	earnings	income (loss)	Total

Balance, January 1, 2012	5,438,810	$544	$2,763	$30,523	$(590)	$33,240

Stock options exercised, net of surrendered shares	79,156	8	414	—	—	422
Dividends declared ($0.42 per share)	—	—	—	(2,307)	—	(2,307)
Share-based compensation expense	—	—	464	—	—	464
Tax benefit on stock plans	—	—	98	—	—	98
Net income	—	—	—	2,002	—	2,002
Cumulative translation adjustment	—	—	—	—	(37)	(37)

Balance, December 31, 2012	5,517,966	552	3,739	30,218	(627)	33,882

Stock options exercised, net of surrendered shares	112,231	11	761	—	—	772
Dividends declared ($0.44 per share)	—	—	—	(2,450)	—	(2,450)
Share-based compensation expense	—	—	512	—	—	512
Tax benefit on stock plans	—	—	52	—	—	52
Net income	—	—	—	3,461	—	3,461
Cumulative translation adjustment	—	—	—	—	1,240	1,240

Balance, December 31, 2013	5,630,197	563	5,064	31,229	613	37,469

Stock options exercised, net of surrendered shares	102,308	10	692	—	—	702
Dividends declared ($0.44 per share)	—	—	—	(2,500)	—	(2,500)
Share-based compensation expense	—	—	591	—	—	591
Tax benefit on stock plans	—	—	80	—	—	80
Net income	—	—	—	1,536	—	1,536
Cumulative translation adjustment	—	—	—	—	(3,405)	(3,405)
Balance, December 31, 2014	5,732,505	$573	$6,427	$30,265	$(2,792)	$34,473

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(expressed in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$1,536	$3,461	$2,002
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	591	512	464
Change in fair value of derivative instrument	186	26	(209)
Loss (gain) on disposition of long-term assets	34	(64)	(52)
Depreciation and amortization	2,555	2,433	1,950
Impairment of investment in affiliated company	3,171	-	-
Deferred income taxes	(147)	(533)	(549)
Excess tax benefit from employee stock plans	(80)	(52)	(98)
Changes in operating assets and liabilities net of effects from purchase of Dansensor:
Trade accounts receivable	1,727	(1,678)	(3,125)
Other receivables	(68)	51	297
Inventories	(1,557)	(1,007)	1,047
Prepaid income taxes	(279)	(139)	(158)
Prepaid expenses	296	11	(271)
Accounts payable	519	292	694
Accrued compensation and related expenses	625	166	(270)
Other accrued expenses	(18)	(100)	(25)
Accrued product warranties	(32)	88	(55)
Accrued income taxes	211	(15)	(365)
Deferred revenue	400	144	(756)
Net cash provided by operating activities	9,670	3,596	521
Cash flows from investing activities:
Purchases of marketable securities	-	-	(365)
Proceeds from maturities of marketable securities	205	5,501	4,763
Purchases of property, plant and equipment	(1,349)	(1,513)	(1,638)
Payment for purchase of Dansensor, net of cash acquired	-	-	(12,764)
Proceeds from sale of property and equipment	154	161	172
Cash paid for intangible assets	(540)	(951)	(256)
Other	(3)	(3)	(3)
Net cash (used in) provided by investing activities	(1,533)	3,195	(10,091)
Cash flows from financing activities:
Proceeds from the revolving line of credit	23,552	11,157	7,453
Payments on the revolving line of credit	(24,507)	(12,233)	(2,200)
Proceeds from term note payable	-	-	3,500
Payments on term notes payable and seller financed note payable	(2,709)	(2,490)	(3,551)
Payment of debt issuance costs	-	-	(45)
Proceeds from the exercise of stock options	702	772	422
Excess tax benefit from employee stock plans	80	52	98
Dividends paid	(2,489)	(2,409)	(2,272)
Net cash (used in) provided by financing activities	(5,371)	(5,151)	3,405

Effect of exchange rate changes on cash and cash equivalents	(567)	78	154

Net increase (decrease) in cash and cash equivalents	2,199	1,718	(6,011)
Cash and cash equivalents:
Beginning of year	4,133	2,415	8,426
End of year	$6,332	$4,133	$2,415
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,184	$1,629	$1,586
Cash paid during the year for interest	$206	$315	$261
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$631	$619	$579
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$204	$620	$189
Transfer of inventory to fixed assets	$18	$-	$-
Assets acquired under capital lease	$-	$-	$57
Seller financed note payable for the acquisition of Dansensor	$-	$-	$6,484

The Company purchased all of the common shares of Dansensor for $20 million on April 2, 2012. The reconciliation of cash paid and liabilities assumed is as follows (expressed in thousands):
Fair value of assets acquired			$26,939
Liabilities assumed			(6,857)
Net acquired assets			20,082
Seller financed note payable			(6,484)
Cash acquired			(834)
Payment for purchase of Dansensor, net of cash acquired and seller financed note payable			$12,764

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(1)       Summary of Significant Accounting Policies

MOCON Inc. and its subsidiaries develops, manufacturers and markets measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world.

We report our operating segments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting. Our operating segments are Permeation Products and Services (“Permeation”), Package Testing Products and Services (“Package Testing”), and Industrial Analyzer Products and Services and Other (“Industrial Analyzers and Other”) for financial reporting purposes.

On April 2, 2012, we acquired all of the outstanding shares of Dansensor, a Danish company. Dansensor designs, manufactures, sells, and services quality control and assurance equipment for businesses that utilize modified atmosphere packaging. Dansensor also offers a complete range of gas mixers, analyzers, and leak detection equipment and sells its products world-wide. The acquisition significantly expanded our presence in Europe and particularly in MAP technology, a growing world-wide market. All of the assets and liabilities of Dansensor were recorded at their respective fair values and our consolidated results of operations as of December 31, 2012 include Dansensor’s operating results from April 2, 2012 through December 31, 2012. See additional disclosure regarding the business acquisition and pro forma operating results provided in Note 2.

The following is a summary of the significant accounting policies used in the preparation of our consolidated financial statements.

(a)	Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

(b)	Foreign Currency Translation

The financial statements for operations outside the United States are maintained in their local currencies. All assets and liabilities of our foreign subsidiaries are translated to United States dollars at period-end exchange rates, while revenue and expense accounts are translated at the average exchange rates during the period transactions occurred. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income or loss in shareholders’ equity. Gains and losses on foreign currency transactions are included in other income or expense.

(c)	Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of short-term investments which are readily convertible to cash.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(d)	Accounts Receivable

Credit is granted to customers in the normal course of business. Receivables are recorded at original carrying value, which approximates fair value, less reserves for estimated uncollectible amounts and sales returns. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. When facts and circumstances dictate, we may need to adjust our estimates and assumptions.

(e)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, and market represents the lower of replacement cost or estimated net realizable value. We record an estimate for excess and obsolete inventory which is based on historical usage and sales history.

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

(g)	Goodwill and Other Intangible Assets

As of December 31, 2014 and 2013, we have recorded approximately $8.1 million and $9.0 million of goodwill, respectively. We test goodwill at least annually for impairment. Approximately $5.6 million of goodwill resulting from the Dansensor acquisition is recorded within our Package Testing segment. We completed our annual impairment test of goodwill and concluded that no impairment existed as of December 31, 2014 and 2013.

Intangible assets consist of developed technology, patents, trademarks and other intangibles. Developed technology, patents, trademarks and other intangibles are carried at cost less accumulated amortization. Costs incurred in connection with applications for new patents are deferred until a final determination, with respect to the application, is made by appropriate regulatory agencies. Costs of patents abandoned are charged to income in the period of abandonment. Patent costs are amortized over the lesser of 17 years or their estimated useful lives using the straight-line method. Trademarks, trade names and other intangibles are amortized over 3 to 5 years.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(h)	Software Development Costs

We capitalize certain software development costs related to software to be sold or otherwise marketed. Capitalized software development costs consist primarily of purchased materials and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on our product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and we have established that the necessary skills, hardware, and software technology are available for production of the product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to cost of revenue over the product’s estimated economic life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.

Our capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. As of December 31, 2014 approximately $1.1 million of software development costs are being amortized over 7 to 10 years.

(i)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We review our long-lived assets and certain identifiable intangibles for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(j)	Investment in Affiliated Company

We have an equity investment in Luxcel Biosciences Limited (Luxcel), an early stage development company. The determination to account for this investment under the cost method was dependent upon a number of factors, including, but not limited to, our share in the equity of the investee and our inability to exercise significant influence over the operating and financial policies of the investee.

We analyze our investment in Luxcel for indicators of impairment each reporting period. During the fourth quarter of 2014 we identified an impairment indicator and concluded that the carrying value of Luxcel exceeded its fair value. The impairment was determined to be other-than-temporary. As a result, an impairment of $3.2 million has been recognized within operating expenses of the consolidated statements of income in 2014. The investment in Luxcel has been reported in our unallocated-corporate reporting segment. Likewise, the impairment loss is allocated therein as well.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2013

(k)	Derivative Financial Instruments

During 2012, we entered into a foreign currency contract to mitigate the currency risk on our third party seller financed note payable. The derivative contract contains credit risk to the extent that our bank counterparty may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in the contracts.

We do not use derivatives for speculative or trading purposes. We have elected not to apply the hedge accounting guidance under the applicable authoritative guidance. As a result, gains or losses related to mark-to-market adjustments on the foreign currency contract are recognized as other income or expense in the income statement during the period in which the instrument is outstanding. The fair value of the foreign currency contract represented the amount we would have received or paid to terminate the contract at the reporting date and was recorded in other current assets or liabilities depending on whether the net amount was a gain or a loss.

(l)	Warranty

We have a liability recorded for estimated warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting claim, new product introductions and other factors. In the event we determine that its current or future product repair and replacement costs exceed our estimates, an adjustment to these reserves would be charged to earnings in the period such determination is made.

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

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(o)	Fair Value of Financial Instruments

Our financial instruments are recorded in the consolidated balance sheets. The carrying amount for cash and cash equivalents, accounts receivable, revolving lines of credit, accounts payable and accrued liabilities approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of our term notes payable and seller financed secured note payable at December 31, 2014 approximate the carrying value because interest rates on the note payable approximated market interest rates. See Note 13 for fair value disclosure of the investment in Luxcel and Note 16 for fair value disclosure of derivative instruments.

(p)	Revenue Recognition

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

Revenue for service arrangements such as maintenance, repair, technical support are recognized either as the service is performed or ratably over the defined contractual period for service maintenance as noted in the paragraph below. Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts. Unearned revenue related to these contracts is recorded in current liabilities in the consolidated balance sheets.

We periodically have shipments of products to customers in which revenue is recognized under the accounting guidance related to multiple element arrangements. We allocate the overall arrangement fee to each element (both delivered and undelivered items) based on their relative selling price, as demonstrated by vendor – specific evidence (VSOE) or third –party evidence (TPE). Where VSOE or TPE is not available, revenue is allocated using an estimated selling price.

Shipping and handling fees billed to customers are reported within revenue in the consolidated statements of income, and the related costs are included in cost of revenue in the consolidated statements of income.

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with the collected taxes recorded as current liabilities in the consolidated balance sheets.

(q)	Advertising Costs

We incur advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was approximately $845,000, $831,000 and $817,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

(r)	Research and Development Costs

Research and development costs associated with new products or enhancements are charged to expenses from operations as incurred.

(s)	Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average of common and potential dilutive common shares outstanding during the year.

(t)	Share-Based Compensation

Share-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related share-based reward. We generally provide for the vesting of stock options in equal annual installments over a four-year period commencing on the one-year anniversary of the date of grant, or over a one-year period with one-fourth of the underlying shares vesting at the end of each three-month period following the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. We base our estimate of expected volatility for awards granted in 2014, 2013 and 2012 on daily historical trading data of its common stock for a period equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We estimated the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a seven-year contractual term. Forfeitures were based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average share price for that period. See Note 9 for additional information on share-based compensation.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

 (2)      Business Acquisition

On April 2, 2012, we purchased all of the issued and outstanding shares of Dansensor pursuant to a Share Purchase Agreement (SPA) which we entered into with the former parent company of Dansensor, PBI Holding A/S (PBI Holding) on March 9, 2012. Under the terms of the SPA, we acquired Dansensor for approximately $19.2 million, net of cash acquired. Approximately $13.6 million of the purchase price was paid in cash at closing. The balance of the purchase price was paid through the issuance of the Seller Note as is more fully described in Note 15.

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

The purchase price allocation for the acquisition is as follows (expressed in thousands):

Cash and cash equivalents	$833
Trade accounts receivable, net	3,348
Other receivables	470
Inventories	2,944
Property, plant and equipment	1,376
Other assets	118
Intangible assets	12,210
Identifiable assets acquired	$21,299

Accounts payable	745
Other accrued expenses	2,533
Deferred income tax-current	510
Deferred income tax-long-term	3,069
Liabilities assumed	6,857

Net identifiable assets acquired	14,442
Goodwill	5,640
Purchase price	$20,082

The allocation of the purchase price resulted in the recognition of the following intangible assets (dollar amounts expressed in thousands):

		Weighted
		Average Life -
	Amount	Years
Trademark/trade name	$3,819	20
Developed technology	7,513	9
Customer relationships	878	9
	$12,210

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

December 31, 2014, 2013 and 2012

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

The actual Dansensor net revenue and net loss, which is defined as gross profit less costs of operations such as selling, general and administrative and research and development expenses, less income tax expense and costs related to the acquisition, is included in our consolidated statements of income for the year ended December 31, 2012. Dansensor’s actual results of operations for the nine month period April 2, 2012 through December 31, 2012, net of intercompany revenue, is disclosed in the table below. The supplemental unaudited pro forma net revenue and net income of the combined entity, including U.S. GAAP conversion adjustments, had the acquisition been completed as of the earliest period presented are as follows (dollar amounts expressed in thousands):

	Net Revenue	Net Income (Loss)	Basic Earnings per Share
Dansensor results of operations since acquisition date (April 2, 2012 – December 31, 2012)	$12,971	$(1,177)	$--

Supplemental pro forma combined results of operations (unaudited):
Fiscal year ended December 31, 2012	54,814	2,087	0.38

Material items included in the supplemental unaudited pro forma disclosures above are as follows (expressed in thousands):

Fiscal Year Ended December 31, 2012
Amortization of intangibles	$278
Interest expense	106
Income tax effect of adjustments	(115)
$269

A nonrecurring item related to an inventory fair value adjustment of approximately $865,000 is included in the supplemental unaudited pro forma combined results of operations for the year ended December 31, 2012. We have incurred approximately $848,000 in acquisition related costs since inception of the acquisition. Approximately $812,000 of these costs were incurred during the year ended December 31, 2012 and are recorded as selling, general and administrative expenses in the consolidated statements of income as of December 31, 2012.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

(3)       Inventories

The major components of inventories at December 31, 2014 and 2013 were as follows (expressed in thousands):

	2014	2013

Finished products	$1,628	$1,639
Work-in-process	2,574	1,935
Raw materials	4,503	3,897
	$8,705	$7,471

(4)       Property, Plant and Equipment

Property, plant and equipment at December 31, 2014 and 2013 consisted of the following (dollar amounts expressed in thousands):

			Estimated
	2014	2013	useful lives (years)

Land	$200	$200	—
Buildings	786	786	27
Machinery and equipment	4,924	4,957	3 to 10
Office equipment	4,846	4,759	2 to 15
Leasehold improvements	2,186	2,268	1 to 15
Vehicles	494	568	3 to 5
Total property, plant and equipment	13,436	13,538
Less accumulated depreciation	(7,874)	(7,811)
Net property, plant and equipment	$5,562	$5,727

Depreciation of property, plant and equipment was approximately $1.3 million, $1.2 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(5)      Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2014 and 2013, goodwill amounted to approximately $8.1 million and $9.0 million, respectively. See Note 2 for discussion of the valuation techniques used to assess the fair value of the intangible assets at the acquisition date. We test goodwill for impairment annually at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, Goodwill and Other. We completed our annual impairment tests during the fourth quarter 2014 and 2013 and determined there was no impairment.

During April 2012, we acquired Dansensor which resulted in goodwill of approximately $5.6 million (see Note 2). Additionally, during fiscal 2012, we reorganized our business which thereby changed the reporting segments. To properly reflect the change in goodwill by reporting segment, goodwill has been allocated to the reporting segments as though the reorganization had occurred at the beginning of the year. The changes in the carrying amount of goodwill for the year ended December 31, 2014 is as follows (expressed in thousands):

	Package		Industrial
	Testing	Permeation	Analyzers & Other	Total

Balance as of December 31, 2012	$5,940	$2,179	$610	$8,729
Foreign currency translation	235	70	-	305
Balance as of December 31, 2013	6,175	2,249	610	9,034
Foreign currency translation	(667)	(220)	-	(887)

Balance as of December 31, 2014	$5,508	$2,029	$610	$8,147

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Other Intangible Assets

Other intangible assets (all of which are being amortized except projects in process) are as follows (expressed in thousands):

	As of December 31, 2014
		Accumulated
	Cost	Amortization	Net

Patents	$1,719	$(416)	$1,303
Trademarks and trade names	3,676	(644)	3,032
Developed technology	6,843	(2,091)	4,752
Customer relationships	800	(245)	555
Internally developed software	1,085	(46)	1,039
Other intangibles	255	(105)	150
	$14,378	$(3,547)	$10,831

	As of December 31, 2013
		Accumulated
	Cost	Amortization	Net

Patents	$1,625	$(409)	$1,216
Trademarks and trade names	4,121	(496)	3,625
Developed technology	7,731	(1,503)	6,228
Customer relationships	904	(176)	728
Internally developed software	717	-	717
Other intangibles	245	(41)	204
	$15,343	$(2,625)	$12,718

Amortization expense was approximately $1.3 million, $1.2 million and $900,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated amortization expense for the fiscal years ending December 31, 2015 to 2019, and 2020 and thereafter is approximately $1.3 million, $1.2 million, $1.2 million, $1.2 million, $1.2 million and $4.1 million, respectively.

(6)      Warranty

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Warranty provisions and claims for the years ended December 31, 2014, 2013 and 2012 were as follows (expressed in thousands):

Description	Balance at Beginning of Year	Acquired provision - Dansensor	Warranty Provisions	Warranty Claims	Balance at End of Year

Year ended December 31, 2014:
Allowance for product warranties	$336	—	297	348	$285

Year ended December 31, 2013:
Allowance for product warranties	$241	—	442	347	$336

Year ended December 31, 2012:
Allowance for product warranties	$206	85	375	425	$241

(7)       Commitments and Contingencies

(a)	Leases

We lease our facilities and certain equipment pursuant to operating and capital leases. The facility leases expire at various times through October 2025 and require us to pay operating costs, including real estate taxes. Equipment under capital lease consists of service vehicles, net of accumulated depreciation totaling approximately $58,000 and $65,000 for years ended December 31, 2014 and 2013, respectively.

Rental expense for operating leases, including charges for operating costs, were approximately $1.2 million, $1.1 million and $1.1 million for years ended December 31, 2014, 2013 and 2012, respectively.

The following is a schedule of future minimum lease payments, excluding charges for operating costs, as of December 31, 2014 (expressed in thousands):

Year Ending December 31:
	Operating Leases	Capital Leases
2015	$1,053	$14
2016	686	14
2017	644	3
2018	561	-
2019	480	-
2020 and thereafter	2,857	-
	$6,281	31
Less amounts representing interest		2
Present value of minimum lease commitments		$29

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(b)	Severance Agreements

We have severance agreements with our four executive officers and three of our divisional officers which provides for the payment to the officer of a lump sum amount upon the occurrence of certain termination events.

On September 9, 2014, we entered into a Confidential Separation and Release Agreement (“Seperation Agreement”) with Darrell B. Lee, the Chief Financial Officer at that time.  In connection with the Separation Agreement, we recognized approximately $107,000 in expense during the year ended December 31, 2014 related to severance costs.  As of December 31, 2014, approximately $72,000 is included in Accrued compensation and related expenses on the consolidated balance sheets.

(c)	Inventory Purchase Obligations

At December 31, 2014, we had approximately $4.0 million of purchase order commitments to our suppliers for delivery of inventory primarily during 2015.

(8)       Income Taxes

Income before income taxes was as follows (expressed in thousands):

	2014	2013	2012
Income (loss) before income taxes:
Domestic	$968	$3,073	$3,931
Foreign	2,490	1,352	(551)
Total	$3,458	$4,425	$3,380

The provision (benefit) for income taxes consists of the following (expressed in thousands):

	2014	2013	2012
Current tax expense:
Federal	$1,076	$806	$1,422
State	95	80	13
Foreign	893	525	54
Total current expense	2,064	1,411	1,489
Deferred tax expense (benefit):
Federal	171	19	(73)
State	(27)	(3)	(4)
Foreign	(286)	(464)	(34)
Total deferred expense (benefit)	(142)	(448)	(111)
Provision for income taxes	$1,922	$963	$1,378

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income
	for years ended December 31,
	2014	2013	2012

Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	0.4	1.2	1.2
Change in valuation allowance	32.8	(0.3)	-
Domestic manufacturing deduction	(3.5)	(2.3)	(3.8)
Capitalized acquisition costs	-	-	3.6
Effect of foreign operations	(7.0)	(8.5)	5.9
Foreign dividend income	-	-	(1.5)
Tax-exempt interest	-	-	(0.4)
Changes in unrecognized tax benefits	-	0.9	(0.3)
Stock option compensation	3.0	1.8	2.5
Research credit	(4.3)	(5.7)	-
Other	0.2	0.7	(0.4)
Effective income tax rate	55.6%	21.8%	40.8%

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows (expressed in thousands):

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$22	$59
Inventory items	421	455
Reserves and accruals	664	732
Compensation expense - stock options	224	185
Foreign tax credit carryover	325	325
Intangibles	1	20
R&D credit carryover	105	58
Impairment	1,135	-
Other	277	273
Subtotal	3,174	2,107
Less: Valuation allowance	(1,266)	(108)
Total deferred tax assets	1,908	1,999

Deferred tax liabilities:
Fixed assets	(881)	(816)
Intangibles	(1,843)	(2,365)
Total deferred tax liabilities	(2,724)	(3,181)

Net deferred tax liability	$(816)	$(1,182)

As of December 31, 2014, we have determined that establishing a valuation allowance against the deferred tax assets is required since it is more likely than not that the tax benefits of approximately $1.1 million from the capital loss related to the impairment of investment in an affiliated company, approximately $105,000 from the carry-forward of state R&D tax credits and the tax benefits of approximately $27,000 from net operating losses in Spain will not be realized through generating future taxable income. However, we believe it is more likely than not that the remainder of our deferred tax assets at December 31, 2014 will be realized primarily through generation of future taxable income.

Our German subsidiary repatriated 2.5 million euros (approximately $3.3 million) in the form of dividend distributions in March 2012 and January 2011. As of December 31, 2014, there was approximately $4.0 million of accumulated undistributed earnings remaining at the subsidiary. No deferred tax liability has been provided on the remaining foreign earnings. If they were remitted to us, applicable U.S. Federal and foreign withholding taxes would be partially offset by available foreign tax credits.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (expressed in thousands):

	2014	2013
Balance at January 1	$264	$233
Additions based on tax positions related to the current year	61	20
Additions based on tax positions related to the prior year	-	11
Reductions due to closing of statute of limitations	(23)	-
Balance at December 31	$302	$264

Included in the balance of total unrecognized tax benefits at December 31, 2014 are potential benefits of approximately $235,000 that if recognized would affect the effective tax rate on income before income taxes. The difference between this amount and the corresponding amount of gross unrecognized tax benefits related primarily to the deferred federal benefit for state income tax related amounts.

We do not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to approximately $55,000 and $40,000 on a gross basis at December 31, 2014 and 2013, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above.

We file income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China, France, Germany, Denmark, Italy, Luxembourg, Spain and the Netherlands. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2010. In early 2013, the State of Minnesota completed its examination of the four years 2008 through 2011 which resulted in an immaterial adjustment.

(9)       Share-Based Compensation

As of December 31, 2014, we have reserved 4,314 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 722,675 shares for options that have been granted under either our 2006 stock incentive plan or 1998 stock option plan but have not yet been exercised. We issue new shares of common stock upon exercise of stock options.

Under our share-based incentive plans, option exercise prices are 100 percent of the market value of the common stock at the date of grant, except if incentive options granted under the 1998 and 2006 plans were granted to persons owning more than 10 percent of our stock, in which case the option price would be 110 percent of the market value. Exercise periods are generally for seven years. The plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, we may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to additional paid-in capital.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Share-based compensation expense recognized in the consolidated financial statements for 2014, 2013 and 2012 was as shown below (expressed in thousands):

	Years Ended December 31,
	2014	2013	2012

Total cost of share-based compensation	$591	$512	$465
Amount of income tax benefit recognized in earnings	(104)	(100)	(77)
Amount charged against net income	$487	$412	$388

The following assumptions were used to estimate the fair value of options granted during 2014, 2013 and 2012 using the Black-Scholes model:

	2014	2013	2012

Dividend yield	3.4%	2.7%	2.7%
Expected volatility	37%	42%	42%
Risk-free interest rate	1.7%	1.0%	1.0%
Expected lives (in years)	6.4	5.6	5.6

Information regarding our stock option plans for 2012, 2013 and 2014 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)

Options outstanding, December 31, 2011	829,786	$11.05	4.1	$4,108
Granted	128,700	14.40
Exercised	(108,624)	8.56
Cancelled or expired	(11,200)	14.30
Options outstanding, December 31, 2012	838,662	11.84	3.9	2,346
Granted	10,000	14.16
Exercised	(206,675)	10.23
Cancelled or expired	(19,687)	14.12
Options outstanding, December 31, 2013	622,300	12.34	3.7	2,175
Granted	298,500	16.60	6.0
Exercised	(175,800)	10.97
Cancelled or expired	(22,325)	15.04
Options outstanding, December 31, 2014	722,675	$14.35	4.58	$2,555
Options exercisable, December 31, 2014	495,275	$13.28	3.73	$2,285

The weighted average grant date fair value based on the Black-Scholes model for options granted in 2014, 2013 and 2012 was $4.28, $4.45 and $4.18, respectively. The total intrinsic value of options exercised was $979,000, $824,000 and $794,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The aggregate intrinsic values are based upon the closing price of our common stock on the last day of the respective fiscal year.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

A summary of the status of our unvested option shares as of December 31, 2014 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2013	79,225	$3.98
Options granted	298,500	4.36
Options cancelled	(19,150)	4.03
Options vested	(131,175)	4.20
Unvested at December 31, 2014	227,400	$4.35

As of December 31, 2014, there was $963,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of option shares vested during the years 2014, 2013 and 2012 was $550,000, $513,000 and $464,000, respectively.

In 2012, we introduced a Direct Stock Purchase Plan (DSPP) which allows employees to purchase shares of our common stock directly through payroll withholding. Employees buy shares through the plan at market prices on the date of purchase and are not required to pay a fee for the transaction. The plan also allows non-employees to purchase shares electronically or through the mail with no brokerage commission. The plan has a dividend reinvestment feature which is optional for all shareholders. There are no shares that are solely authorized to be issued from the DSPP, as all shares are purchased from the open market.

(10)     Other Income (Expense), net

Other income (expense), net for 2014, 2013 and 2012 was as follows (expressed in thousands):

	Years Ended December 31,
	2014	2013	2012

Interest income	$3	$22	$83
Interest expense	(186)	(299)	(308)
Foreign currency exchange gain (loss)	(136)	(83)	243
Other	13	1	3
Total other income (expense), net	$(306)	$(359)	$21

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(11)     Net Income per Common Share

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic and net income per common share – diluted for the years ended December 31, 2014, 2013 and 2012 (expressed in thousands):

	Years Ended December 31,
	2014	2013	2012

Weighted shares of common stock outstanding - basic	5,665	5,545	5,477
Dilutive impact of share-based awards	89	95	194
Weighted shares of common stock outstanding - diluted	5,754	5,640	5,671

Outstanding stock options totaling 147,100, 251,150 and 125,400 options for years ended December 31, 2014, 2013 and 2012, respectively, were excluded from the net income per share calculation because the shares would be anti-dilutive.

(12)     Savings and Retirement Plan

We have a 401(k) Savings and Retirement Plan covering our U.S. employees and several defined contribution pension plans covering certain employees outside of the U.S. We provide matching contributions in accordance with the plans. Our contributions to these plans in 2014, 2013 and 2012 were approximately $882,000, $886,000 and $796,000, respectively.

(13)     Investment in Affiliated Company

In January 2010, we acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland. The investment of €2.5 million (approximately $3.6 million) amounted to a 16.9 percent equity interest in Luxcel. We have evaluated the cost versus equity method of accounting for our investment in Luxcel and determined that we do not have the ability to exercise significant influence over the operating and financial policies of Luxcel and, therefore, we account for our investment on a cost basis. We elected not to exercise the warrants to purchase an additional 375,000 shares of Luxcel’s common stock by the January, 2013 deadline. This decision was based on management’s evaluation of the cash needs throughout the entire Company.

Luxcel has developed phosphorescence-based sensors that enable rapid, high-throughput screening and detection of bacterial contamination of food samples, non-invasive analysis of gas in food, beverage and pharmaceutical packaging, and one of the most specific measures of drug toxicity and metabolism within pharmaceutical research and development.

During 2013, we paid $200,000 for two license and distribution agreements with Luxcel which grants us access to proprietary technology on an exclusive basis for a period of four years. In addition, the terms of the distribution agreement allow us to contract for future services. These services are purchased through upfront payments tied to specific work orders and are refundable if the work is cancelled, excluding amounts incurred for work completed up to the cancellation date. At December 31, 2014, a prepaid expense of $119,000 was recognized on the Consolidated Balance Sheet as a result of our contracting for future services to be provided by Luxcel. As part of the relationship with Luxcel, we purchase sensors which accompany our instruments for sale to an end user and are required to pay a royalty to Luxcel on the sale of such instruments.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

During the fourth quarter of 2014 we became aware of a triggering event that indicated possible impairment of our investment in affiliated company.   We performed an analysis to determine the estimated fair value of our investment and we determined that the investment was other than temporarily impaired.  The key assumptions, estimates and criteria used in the determination of the estimated fair value of our investment were primarily unobservable level three inputs, which includes projected financial information, projected cash flows, discount rates and expected rates of returns from a market participant perspective.  As a result of the analysis, we fully impaired the investment and recorded a $3.2 million impairment charge in the fourth quarter of 2014.  At December 31, 2014, we have no amounts remaining on our consolidated balance sheet related to our investment in affiliated company. No impairment was recorded during the year ended December 31, 2013.

(14)     Derivative Instrument

As of December 31, 2014 and 2013, we have one foreign currency contract outstanding with a notional amount of approximately 590,000 and 10.7 million Danish krone (DKK) or $100,000 and $2.0 million, respectively. The foreign currency contract was purchased to economically hedge the foreign currency fluctuation from the remeasurement of the third party seller financed note payable (Seller Note) which is denominated in DKK (Note 15). The foreign currency contract has various settlement dates that coincide with our Seller Note payment schedule. The term of the foreign currency contract coincides with the maturity of the Seller Note which is April 2, 2015. The fair value of the contract resulted in a liability of approximately $3,000 and an asset of $183,000 and $209,000 at December 31, 2014, 2013 and 2012 respectively. The change in the fair value of the contract totaled approximately ($186,000), ($27,000) and $209,000 for the years ended December 31, 2014, 2013 and 2012 respectively, was recognized in other income (expense).

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(15)     Debt

Long-term notes payable consists of the following (expressed in thousands):

	December 31, 2014	December 31, 2013

Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $73 plus interest through March 28, 2016, collateralized by our assets with the exception of the Dansensor stock.	$1,166	$2,042

Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual principal and interest payments totaling $891 beginning October 2, 2012 through April 2, 2015, collateralized by 65% of the outstanding stock of Dansensor.	95	1,915

Capital leases (Note 7)	29	48
Total long-term notes payable	1,290	4,005
Less current portion of long-term notes payable	983	2,698
Total long-term notes payable	$307	$1,307

In the U.S., we have a $6 million secured revolving line of credit with a maturity date of March 28, 2016. On January 13, 2015, we entered into the third amendment to the Credit Agreement which maintained the available principal on the line at $6.0 million effective December 31, 2014 to the maturity date. Interest is charged monthly at one-month LIBOR (0.25 percent) plus 1.75 basis points which totalled 2.00 percent at December 31, 2014 and 2013. The line of credit is secured by our assets with the exception of the Dansensor stock. We had $3.3 million and $4 million outstanding on the line of credit at December 31, 2014 and 2013, respectively. Additionally, Dansensor has a DKK 10 million (approximately $1.6 million) available line of credit of which $0 and $264,000 was outstanding as of December 31, 2014 and 2013, respectively. Outstanding borrowings are charged interest at a fixed rate of 4.35 percent per year.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases. We are in compliance with our debt covenants at December 31, 2014 and expect to remain in compliance through 2015.

On June 28, 2012, we entered into the first amendment to the Seller Note (the Amendment). The Amendment called for two prepayments of DKK 6.5 million (approximately $1.1 million) each, which were paid on June 29, 2012 and July 30, 2012. As a result of the prepayments, the maturity date of the Seller Note was revised to April 2, 2015 and the collateral securing the repayment of the Seller Note was changed from 100 percent to 65 percent of the common stock of Dansensor.

The carrying value of the Seller Note is adjusted for foreign currency translation at each reporting period and the change in value is included in other income in the consolidated statements of income.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

As of December 31, 2014, the future minimum principal payments of the long-term notes payable for each fiscal year thereafter is as follows (expressed in thousands):

2015	$983
2016	305
2017	2

Total	$1,290

(16)     Fair Value Measurements

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

The following table provides information on those assets that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 (expressed in thousands):

		Fair Value Measurements at the end of the Reporting
		Period Using

		Significant Other
		Observable
		Inputs
Assets:	Carrying value	(Level 2)
December 31, 2013:
Foreign currency contract	$183	$183
Liabilities:
December 31, 2014:
Foreign currency contract	$3	$3

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(17)    Business Segments

We have four operating segments, structured by differences in products and services, that are regularly reviewed by our chief operating decision maker to make decisions about allocating resources and assessing segment performance. The segment performance is evaluated at segment operating income which is defined as gross profit less selling, general and administrative expenses and research and development expenses. General corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of segment gross margin. Our four operating segments have been aggregated into three reportable segments based on the authoritative guidance. We aggregated our Other Products and Services operating segment into the Industrial Analyzers Products and Services segment based on minimal business activity and materiality.

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

The accounting policies of the reportable segments are the same as those described in Note 1. There were no significant intersegment revenue for the years ended December 31, 2014, 2013 and 2012. The financial information provided for the Package Testing segment for the year ended December 31, 2012 includes a nonrecurring adjustment of approximately $865,000 related to an inventory fair value purchase accounting adjustment and also includes nonrecurring acquisition related costs of approximately $812,000.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Segment information for the years ended December 31, 2014, 2013 and 2012 are as follows (expressed in thousands):

	Package Testing	Permeation	Industrial Analyzers and Other	Unallocated - Corporate	Consolidated

December 31, 2014:
Revenue	$28,071	$23,380	$13,024	$-	$64,475
Gross profit	13,850	14,985	7,279	-	36,114
Income/(Loss) before income taxes	1,515	4,296	818	(3,171)	3,458
Capital expenditures	630	653	132	-	1,415
Depreciation and amortization	1,715	730	110	-	2,555
Interest expense	186	-	-	-	186
Intangible assets, net	8,781	1,954	96	-	10,831
December 31, 2013:
Revenue	$25,241	$21,395	$10,472	$-	$57,108
Gross profit	11,919	13,438	5,912	-	31,269
Income before income taxes	679	3,338	407	-	4,424
Capital expenditures	667	970	167	-	1,804
Depreciation and amortization	1,689	629	115	-	2,433
Interest expense	299	-	-	-	299
Intangible assets, net	10,986	1,656	76	-	12,718
December 31, 2012:
Revenue	$19,683	$21,236	$9,022	$-	$49,941
Gross profit	8,450	13,683	5,201	-	27,334
Income/(Loss) before income taxes	(1,501)	4,370	511	-	3,380
Capital expenditures	800	843	222	-	1,865
Depreciation and amortization	1,433	401	116	-	1,950
Interest expense	308	-	-	-	308
Intangible assets, net	11,315	994	73	-	12,382
Total assets as of December 31, 2014	$25,633	$21,071	$5,805	$-	$52,509
Total assets as of December 31, 2013	$29,799	$20,948	$4,511	$3,446	$58,704

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Property, Plant and Equipment, net of accumulated depreciation, by geographic location as of December 31, 2014, 2013 and 2012 is as follows (expressed in thousands):

	2014	2013	2012

United States	$4,010	$4,035	$3,699
Foreign countries:
Germany	336	309	334
Denmark	1,020	1,049	944
Other European counties	196	334	374
Total foreign countries	1,552	1,692	1,652
Consolidated total	$5,562	$5,727	$5,351

The following table summarizes total revenue, based upon the country to which revenue to external customers were made for fiscal years 2014, 2013 and 2012 (expressed in thousands).

	Years Ended December 31,
	2014	2013	2012

Domestic revenue	$19,836	$19,052	$17,974
Foreign revenue:
Europe	26,324	23,966	18,744
Asia	14,166	10,481	9,591
Other	4,149	3,609	3,632
Total foreign revenue	44,639	38,056	31,967
Total revenue	$64,475	$57,108	$49,941

Our products are marketed outside of North America through our offices in foreign locations and various independent representatives.

MOCON, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Exhibit
No.	Exhibit	Method of Filing

3.1	Restated Articles of Incorporation of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-09273)

3.2	Third Restated Bylaws of MOCON, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 000-09273)

10.1	Office/Warehouse Lease, dated March 9, 2010, by and between MOCON, Inc. and Minnesota Industrial Properties Limited Partnership	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-09273)

10.2	MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF-14A filed on April 9, 2002 (File No. 000-09273)

10.3	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)

10.4	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 1998 Stock Option Plan, as amended	Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 29, 2004 (File No. 000-09273)

10.5	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2011 (File No. 000-09273)

10.6	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)

10.7	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)

10.8	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)

Exhibit
No.	Exhibit	Method of Filing

10.9	MOCON Inc. Incentive Pay Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 29, 2014 (File No. 000-09273)

10.10	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)

10.11	Subscription and Shareholders Agreement dated December 21, 2009 among MOCON, Inc., Luxcel Biosciences, Enterprise Ireland, Glanbia Enterprise Fund, and certain other parties named therein	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 23, 2009 (File No. 000-09273)

10.12	Share Purchase Agreement dated March 9, 2012, by and between MOCON, Inc. and PBI Holding A/S	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 12, 2012 (File No. 000-09273)
10.13	Credit Agreement dated as of March 28, 2012 by and between MOCON, Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

10.14	Security Agreement: Equipment dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)
10.15	Continuing Security Agreement: Rights to Payment and Inventory dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)
10.16	Vendor Loan Agreement dated as of April 2, 2012 by and among MOCON, Inc., MOCON Denmark Holding ApS and PBI-Holding A/S.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)
10.17	Amendment No. 1 to the Vendor Loan Agreement dated June 28, 2012, by and between MOCON, Inc. and PBI Holding A/S	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-09273)
10.18	Amendment No. 1 to the Share Pledge Agreement dated June 28, 2012, by and between MOCON Denmark Holding ApS and PBI Holding A/S	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 000-09273)
10.19	Amendment No. 2 to the Credit Agreement dated March 28, 2012, by and between MOCON, Inc., and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2014 (File No. 000-09273)

Exhibit
No.	Exhibit	Method of Filing

10.20	Amendment No. 3 to the Credit Agreement dated March 28, 2012, by and between MOCON, Inc., and Wells Fargo Bank, National Association.	10.1 to our Current Report on Form 8-K filed on January 14, 2015 (File No. 000-0973)

10.21	Offer Letter between MOCON, Inc. and Don DeMorett	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2013 (File No. 000-09273)

10.22	Offer Letter between MOCON, Inc. and Elissa Lindsoe	Incorporated by reference to Exhibit10.2 to our Current Report on Form 8-K filed on September 10, 2014 (File No. 000-09273)

10.23	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.24	Description of Executive Officer Compensation Arrangements	Filed herewith

21.1	Subsidiaries of MOCON, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Filed herewith

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

Financial Statement Schedule:

II - Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes. (expressed in thousands):

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Year ended December 31, 2014:
Allowance for doubtful accounts and returns	$316	-85	-	50	$181

Year ended December 31, 2013:
Allowance for doubtful accounts and returns	$304	156	-	144	$316

Year ended December 31, 2012:
Allowance for doubtful accounts and returns	$151	257	-	104	$304

 S-1