Form 10-Q
period 2015-03-31
MOCON INC
filed 2015-05-08
CIK 67279

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2015

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

YES ☐ NO ☒

As of May 5, 2015, we had 5,748,959 common shares issued and outstanding.

 MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2015

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands, except share amounts)

	March 31,
	2015	December 31,
	(Unaudited)	2014

ASSETS
Current assets:
Cash and cash equivalents	$5,300	$6,332
Trade accounts receivable, less allowance for doubtful accounts of $149 in 2015 and $181 in 2014	9,350	9,877
Other receivables	198	148
Inventories	8,934	8,705
Prepaid income taxes	530	771
Prepaid expenses, other	1,034	902
Deferred income taxes	1,348	766
Other current assets	178	-
Total current assets	26,872	27,501

Property, plant and equipment, net of accumulated depreciation of $7,753 in 2015 and $7,874 in 2014	5,744	5,562
Goodwill	7,402	8,147
Intangible assets, net	9,718	10,831
Other assets	184	194
Deferred income taxes	-	274
TOTAL ASSETS	$49,920	$52,509

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable	$969	$983
Revolving lines of credit	3,285	3,300
Accounts payable	3,401	4,402
Accrued compensation and related expenses	3,429	4,120
Other accrued expenses	1,269	731
Accrued product warranties	354	285
Dividends payable	632	631
Deferred revenue	1,840	997
Total current liabilities	15,179	15,449

Notes payable	87	307
Obligations to former employees	60	67
Deferred income taxes	1,930	1,856
Accrued income taxes	361	357
Total noncurrent liabilities	2,438	2,587
Total liabilities	17,617	18,036

Shareholders' equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2015 and 2014	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,747,484 shares in 2015 and 5,732,505 shares in 2014	575	573
Additional paid-in capital	6,694	6,427
Retained earnings	30,539	30,265
Accumulated other comprehensive loss	(5,505)	(2,792)
Total shareholders' equity	32,303	34,473

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,920	$52,509

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - expressed in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Products	$12,169	$11,841
Services	2,504	2,801
Consulting	687	671
Total revenue	15,360	15,313

Cost of revenue:
Products	5,281	5,442
Services	1,053	1,025
Consulting	547	457
Total cost of revenue	6,881	6,924

Gross profit	8,479	8,389

Selling, general and administrative expenses	6,271	6,143

Research and development expenses	1,069	1,125

Operating income	1,139	1,121

Other income (expense), net	251	(57)

Income before income taxes	1,390	1,064

Income tax expense	482	334

Net income	$908	$730

Net income per common share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

Weighted average common shares outstanding:
Basic	5,742	5,641
Diluted	5,837	5,778

Cash dividends declared per common share	$0.11	$0.11

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - expressed in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$908	$730

Other comprehensive loss:
Cumulative translation adjustment	(2,713)	(48)

Comprehensive income (loss)	$(1,805)	$682

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - expressed in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$908	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	161	143
Change in fair value of derivative instrument	11	4
(Gain)/Loss on disposition of long-term assets	6	(57)
Depreciation and amortization	605	628
Deferred income taxes	(59)	(77)
Excess tax benefit from employee stock plans	(1)	(2)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(209)	889
Other receivables	(66)	(119)
Inventories	(441)	(343)
Prepaid income taxes	237	140
Prepaid expenses, other	(122)	208
Accounts payable	(1,312)	(536)
Accrued compensation and related expenses	(464)	(344)
Other accrued expenses	312	143
Accrued product warranties	83	(13)
Accrued income taxes	255	66
Deferred revenue	890	508
Net cash provided by operating activities	794	1,968

Cash flows from investing activities:
Proceeds from maturities of marketable securities	-	205
Purchases of property, plant and equipment	(458)	(335)
Proceeds from sale of property and equipment	9	76
Cash paid for patents and other intangible assets	(51)	(47)
Other	(1)	-
Net cash used in investing activities	(501)	(101)

Cash flows from financing activities:
Proceeds from the revolving lines of credit	5,843	6,387
Payments on the revolving lines of credit	(5,858)	(7,196)
Payments on notes payable and seller financed note payable	(232)	(225)
Proceeds from the exercise of stock options	106	123
Excess tax benefit from employee stock plans	1	2
Dividends paid	(632)	(621)
Net cash used in financing activities	(772)	(1,530)

Effect of exchange rate changes on cash and cash equivalents	(553)	(8)

Net (decrease) increase in cash and cash equivalents	(1,032)	329

Cash and cash equivalents:
Beginning of period	6,332	4,133
End of period	$5,300	$4,462

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$114	$180
Cash paid during the period for interest	$9	$41

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$632	$622
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$470	$564
Purchases of fixed assets from inventory	$10	$-

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2015

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheets as of March 31, 2015, the condensed consolidated statements of income and comprehensive income (loss), for the three-month periods ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at March 31, 2015, and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the Securities and Exchange Commission.

MOCON Inc. and its subsidiaries, develops, manufacturers and markets measurement, analytical, monitoring and consulting services for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, environmental, air quality monitoring, oil and gas exploration and other industries throughout the world.

We report our operating segments as Permeation Products and Services (“Permeation”), Package Testing Products and Services (“Package Testing”), and Industrial Analyzers Products and Services and Other (“Industrial Analyzers and Other”) for financial reporting purposes.

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Inventories

Inventories consist of the following (expressed in thousands):

	March 31,	December 31,
	2015	2014

Finished products	$1,448	$1,628
Work-in-process	3,061	2,574
Raw materials	4,425	4,503
	$8,934	$8,705

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three-month periods ended March 31, 2015 and 2014 (expressed in thousands):

	Three Months Ended March 31,
	2015	2014

Weighted shares of common stock outstanding - basic	5,742	5,641
Dilutive impact of share-based awards	95	137
Weighted shares of common stock outstanding - diluted	5,837	5,778

Outstanding stock options totaling 145,200 for the three-month period ended March 31, 2015 were excluded from the net income per common share calculation because the shares would be anti-dilutive. There were no anti-dilutive options at March 31, 2014.

Note 4 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2015 were as follows (expressed in thousands):

	Package		Industrial
	Testing	Permeation	Analyzers & Other	Total

Balance as of December 31, 2014	$5,508	$2,029	$610	$8,147
Foreign currency translation	(566)	(179)	-	(745)
Balance as of March 31, 2015	$4,942	$1,850	$610	$7,402

We test goodwill for impairment annually at the reporting unit level using a fair value approach. We will perform our annual impairment test for goodwill in the fourth quarter.

Other intangible assets (all of which are being amortized except projects in process) are as follows (expressed in thousands):

	As of March 31, 2015
		Accumulated
	Cost	Amortization	Net

Patents	$1,812	$(431)	$1,381
Trademarks and trade names	3,293	(634)	2,659
Developed technology	6,088	(2,029)	4,059
Customer relationships	712	(237)	475
Internally developed software	1,085	(73)	1,012
Other intangibles	255	(123)	132
	$13,245	$(3,527)	$9,718

	As of December 31, 2014
		Accumulated
	Cost	Amortization	Net

Patents	$1,719	$(416)	$1,303
Trademarks and trade names	3,676	(644)	3,032
Developed technology	6,843	(2,091)	4,752
Customer relationships	800	(245)	555
Internally developed software	1,085	(46)	1,039
Other intangibles	255	(105)	150
	$14,378	$(3,547)	$10,831

Total amortization expense for the three-month periods ended March 31, 2015 and 2014 was $289,000 and $321,000, respectively. Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use. Estimated amortization expense for the remainder of 2015 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of March 31, 2015 is as follows (expressed in thousands):

2015	$867
2016	1,137
2017	1,103
2018	1,072
2019	1,071
2020 & Thereafter	3,754
$9,004

Note 5 – Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following (expressed in thousands):

	Three Months Ended
	March 31,
	2015	2014
Beginning balance	$(2,792)	$613
Foreign currency translation adjustments	(2,713)	(48)
Amounts reclassified to earnings	-	-
Accumulated other comprehensive income (loss)	$(5,505)	$565

Note 6 – Warranty

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

Warranty provisions and claims for the three-month periods ended March 31, 2015 and 2014 were as follows (expressed in thousands):

	Three Months Ended
	March 31,
	2015	2014
Beginning balance	$285	$335
Warranty provisions	200	71
Warranty claims	(131)	(84)
Ending Balance	$354	$322

Note 7 – Debt

Notes payable consists of the following (expressed in thousands):

	March 31, 2015	December 31, 2014

Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $73 plus interest through March 28, 2016, collateralized by our assets with the exception of the Dansensor A/S (a wholly owned subsidiary) stock.	$948	$1,166

Seller financed note payable (Seller Note), with interest at 3.46%, payable in semi-annual principal and interest payments totaling $891 beginning October 2, 2012 through October 10, 2014 with one final payment of $85 on April 2, 2015, collateralized by 65% of the outstanding stock of Dansensor A/S.	85	95

Capital leases	23	29
Total long-term notes payable	1,056	1,290
Less current portion of long-term notes payable	969	983
Total long-term notes payable	$87	$307

In the U.S., we have a $6.0 million secured revolving line of credit with a maturity date of March 28, 2016. On January 13, 2015, we entered into the third amendment to the Credit Agreement which maintained the available principal on the line at $6.0 million effective December 31, 2014 to the maturity date. Interest is charged monthly at one-month LIBOR (0.25 percent) plus 1.75 basis points which totaled 2.00 percent at March 31, 2015 and December 31, 2014. The line of credit is secured by our assets with the exception of the outstanding stock of Dansensor. We had $3.3 million outstanding on the line of credit at March 31, 2015 and December 31, 2014. Additionally, Dansensor has a DKK 10 million (approximately $1.5 million) available line of credit of which no amounts were outstanding as of March 31, 2015 and December 31, 2014. Outstanding borrowings on the Denmark line of credit are charged interest at 4.35 percent per year.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases. We are in compliance with our debt covenants at March 31, 2015 and expect to remain in compliance through the next twelve months.

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

As of March 31, 2015, the future minimum principal payments of the notes payable for the remainder of 2015 and each of the three succeeding fiscal years are as follows (expressed in thousands):

2015	$751
2016	303
2017	2
$1,056

Note 8 – Income Taxes

Our provision for income tax expense was 34.7 percent and 31.4 percent of income before income taxes for the first quarter ended March 31, 2015 and 2014, respectively. The rate for first quarters 2015 and 2014 was lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower as well as the domestic manufacturing deduction.

As of March 31, 2015 and December 31, 2014, the liability for gross unrecognized tax benefits was $361,000 and $357,000, respectively. Changes in gross unrecognized tax benefits during the three-months ended March 31, 2015 were for interest accrued during the first quarter. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not materially change in the next twelve months.

Note 9 – Share-Based Compensation

As of March 31, 2015, we have reserved 8,939 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 stock incentive plan, and 687,200 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised. We issue new shares of common stock upon exercise of stock options.

Amounts recognized in the condensed consolidated financial statements related to share-based compensation are as follows (expressed in thousands):

	Three Months Ended March 31,
	2015	2014

Total cost of share-based compensation	$161	$143
Amount of income tax benefit recognized in earnings	(21)	(21)
Amount charged against net income	$140	$122

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

A summary of the option activity for the first three months of 2015 is as follows (expressed in thousands, except share and per share amounts):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)

Options outstanding, December 31, 2014	722,675	$14.35	4.58	$2,555
Granted	-	-
Exercised	(30,850)	12.30
Cancelled or expired	(4,625)	16.22
Options outstanding, March 31, 2015	687,200	$14.43	4.37	$1,619
Options exercisable, March 31, 2015	480,675	$13.48	3.61	$1,525

The total intrinsic value of options exercised was $142,000 and $228,000 during the three-month periods ended March 31, 2015 and 2014, respectively.

A summary of the status of our unvested option shares as of March 31, 2015 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2014	227,400	$4.35
Options granted	-	-
Options cancelled	(4,625)	$3.72
Options vested	(16,250)	$5.41
Unvested at March 31, 2015	206,525	$4.29

As of March 31, 2015, there was $796,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the three-month periods ended March 31, 2015 and 2014 was $88,000 and $77,000, respectively.

Note 10 – Business Segments

We have four operating segments, structured by differences in products and services, that are regularly reviewed by our chief operating decision maker to make decisions about allocating resources and assessing segment performance. The segment performance is evaluated at segment operating income which is defined as gross profit less selling, general and administrative expenses and research and development expenses. General corporate expenses, including costs associated with various support functions such as human resources, information technology, finance and accounting, and general and administrative costs, are allocated to the reportable segments primarily on the basis of segment gross margin. Our four operating segments have been aggregated into three reportable segments. We aggregated our Other Products and Services operating segment into the Industrial Analyzers Products and Services segment based on minimal business activity and materiality.

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Intersegment revenue for the three-month periods ended March 31, 2015 and 2014 were insignificant.

Financial information by reportable segment for the three-month periods ended March 31, 2015 and 2014 is as follows (expressed in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Revenue	Operating Income (loss)	Revenue	Operating Income
Permeation	$6,102	$678	$5,849	$1,014
Package Testing	6,756	887	6,624	51
Industrial Analyzers and Other	2,502	(426)	2,840	56
Total	$15,360	$1,139	$15,313	$1,121

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

Industrial Analyzers Products and Services and Other

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

Our industrial analyzers products, sensors and detectors are for use in industrial hygiene (detection of hazardous gases in the workplace), hydrocarbon gas analysis for oil and gas exploration, contaminant detection in the manufacture of specialty gases, and environmental monitoring (tracking the release, or the presence, of toxic substances). Our newest GC offering measures trace levels of contaminants in beverage grade carbon dioxide which is used to carbonate soft drinks, beer and water.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of revenue, for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Revenue	100.0	100.0
Cost of revenue	44.8	45.2
Gross profit	55.2	54.8
Selling, general and administrative expenses	40.8	40.2
Research and development expenses	7.0	7.3
Operating income	7.4	7.3
Other income (expense), net	1.6	(0.4)
Income before income taxes	9.0	6.9
Income tax expense	3.1	2.1
Net income	5.9	4.8

Comparison of Financial Results for the Three-Month Periods Ended March 31, 2015 and 2014

Revenue

Total revenue for the three-month period ended March 31, 2015 was $15.4 million, which was slightly higher compared to $15.3 million reported in the same period in 2014. Foreign currency translation had an unfavorable impact of $1.4 million for the three-month period ended March 31, 2015 compared to the prior year period. When taking the currency rate declines into account, revenue growth is 9 percent and met target for the quarter for our Permeation and Package Testing segments, which was offset by the negative impact to our Industrial Analyzers and Other segment due to the recent declines in oil and gas exploration.

Revenue to foreign customers for the three-month periods ended March 31, 2015 and 2014, respectively, amounted to 67 percent and 72 percent of total consolidated revenue, and were down 5 percent in the current period.

The following table summarizes total revenue by reporting segments for the three-month periods ended March 31, 2015 and 2014 (expressed in thousands):

	Three Months Ended March 31,
	2015	2014
Permeation	$6,102	$5,849
Package Testing	6,756	6,624
Industrial Analyzers and Other	2,502	2,840
Total Sales	$15,360	$15,313

The following table sets forth the relationship between various components of domestic and foreign revenue for the three-month periods ended March 31, 2015 and 2014 (expressed in thousands):

	Three Months Ended March 31,
	2015	2014
Domestic Revenue	$5,010	$4,186
Foreign Revenue:
Europe	6,269	6,303
Asia	3,079	3,624
Other	1,002	1,200
Total Foreign Revenue	10,350	11,127
Total Revenue	$15,360	$15,313

Permeation Testing Products and Services – Revenue in our Permeation segment increased 4 percent for the three-months ended March 31, 2015 compared to the same period in the prior year, and accounted for 40 percent and 38 percent of our consolidated first quarter revenue in 2015 and 2014, respectively. Permeation segment revenue for the current period was negatively impacted by $0.3 million due the currency rate fluctuations as compared to the prior year period. The increase in the current period is primarily due to an increase in the domestic markets in addition to an increase in the new generation of oxygen permeation instrumentation, the PERMATRAN-W 3/34 and OX-TRAN 2/22, which was introduced to the market during the last half of 2014. Foreign revenue comprised 64 percent of the shipments in this segment in the first quarter 2015, compared to 72 percent from the same period in the prior year.

Package Testing Products and Services – Revenue in our Package Testing segment increased 2 percent for the three-months ended March 31, 2015, compared to the same period in the prior year, and accounted for 44 percent and 43 percent of our consolidated first quarter revenue in 2015 and 2014, respectively. Package Testing segment revenue for the current period was negatively impacted by $1.1 million due the currency rate fluctuations as compared to the prior year period. Revenue of headspace and mixer products were higher than those reported in the prior year’s first quarter. Revenue of accessories also significantly improved over the prior year. Revenue from foreign destinations comprised 74 percent and 77 percent of total revenue in this segment for the three-months ended March 31, 2015 and 2014, respectively.

Industrial Analyzers Products and Services and Other – Revenue in our Industrial Analyzers and Other segment, which accounted for 16 percent and 18 percent of our consolidated first quarter revenue in 2015 and 2014, respectively, decreased 12 percent during the first quarter 2015 compared to the same period in 2014. Revenue in this segment is comprised mainly of instruments and services provided by our Baseline subsidiary. The decline in revenue for the three month period ended March 31, 2015 compared to the prior year period was primarily due to the recent declines in the oil and gas exploration markets. This was offset by an increase in revenue from the environmental monitoring markets in addition to increased demand for our food safety products.  Revenue to foreign destinations comprised of 57 percent and 63 percent of total revenue in this segment for the three months ended March 31, 2015 and 2014, respectively.

Gross Profit

For the three-months ended March 31, 2015 and 2014, the consolidated gross profit margins were 55 percent for both periods respectively. The gross profit as a percentage of revenue in the Permeation decreased to 59 percent from 65 percent as compared to the prior year quarter due to foreign exchange pricing impacts on instruments made in the U.S.A. The gross profit as a percentage of revenue for the Package Testing segment increased by eight percentage points to 54 percent in the current quarter, compared to 46 percent in the prior year quarter, due to an increase in revenue volume from headspace and accessory products which have a higher level of gross profit. The gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current quarter declined by four percentage points to 49 percent compared to 53 percent in the prior year quarter, due to a decrease in volume and an increase in our warranty reserve for a quality issue identified with sensor components in the latest release of gas chromatograph instruments.

We expect future gross profit percentages to fluctuate depending on the mix of product, service and consulting revenue.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $6.3 million, or approximately 41 percent of consolidated revenue, in the three-month period ended March 31, 2015, compared to $6.1 million, or approximately 40 percent of consolidated revenue, in the same period of 2014. The dollar increase in the current quarter was primarily related to increased commissions domestically as a result of an increase in domestic shipments, higher incentive compensation, and an increase in professional fees due to audit and compliance consulting.

Research and Development Expenses

Research and development (R&D) expenses were $1.1 million, or 7 percent of consolidated revenue, in the first quarter 2015, compared to $1.1 million, or 7 percent of revenue, in the same period of 2014. These amounts approximate our planned level of spending which we project to be between 6 percent and 8 percent of revenue each year.

Other Income (Expense) net

Other income (expense) net for the three-month periods ended March 31, 2015 and 2014 was as follows (expressed in thousands):

	Three Months Ended March 31,
	2015	2014

Interest income	$-	$1
Interest expense	(27)	(56)
Foreign currency exchange gain (loss)	278	(2)
Total other expense (income)	$251	$(57)

Income Tax Expense

Our provision for income tax expense was 34.7 percent and 31.4 percent of income before income taxes for the first quarters ended March 31, 2015 and 2014, respectively. The rate in the first quarters 2015 and 2014 was lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower as well as the domestic manufacturing deduction. The increase in the effective tax rate for 2015 as compared to 2014 is due to the higher proportion of projected taxable income from domestic operations in 2015.

Based on current projected annual operating results, current income tax rates, and current legislation, we expect the effective tax rate for the remainder of 2015 to be consistent with our experience in the first three-months. It is expected however, that legislation will be enacted allowing for the research and development credit. If legislation is passed re-enacting the research and development credit for 2015 our effective tax rate would be favorably impacted. The benefit of the research and development credit in the 2014 reduced the effective tax rate by 4.3 percentage points. We would expect similar results for 2015. The overall effective tax rate may fluctuate over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of profits in those jurisdictions.

Net Income

Net income was approximately $908,000 in the first quarter 2015, compared to a net income of approximately $730,000 in the first quarter 2014. Diluted net income per share was $0.16 and $0.13 in the first quarters of 2015 and 2014, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents decreased $1.0 million to $5.3 million during the three-month period ended March 31, 2015, compared to $6.3 million at December 31, 2014. Included in the March 31, 2015 total, was $5.2 million held outside of the United States. The year-to-date decrease in cash and cash equivalents was primarily due to cash provided from operations of approximately $794,000 offset by pay-downs on debt totaling $247,000, dividend payments of $632,000, and purchases of fixed assets totaling $458,000. Of the $7.5 million available, we had $3.3 million outstanding on the revolving lines of credit as of March 31, 2015 and December 31, 2014. The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46 percent per annum. The seller note was paid in full on April 5, 2014 in one final installment of $85,000, including interest, at 3.46 percent. The U.S. revolving line of credit accrues interest at 1.75 percent over the one-month LIBOR rate, which totaled 2.00 percent at March 31, 2015. The term note and the revolving line of credit related to our U.S. borrowings are due on March 28, 2016, and we are subject to certain financial and restrictive covenants.

Our working capital as of March 31, 2015 was $11.7 million, a decrease of $400,000 compared to $12.1 million at December 31, 2014. This decrease is primarily related to the decrease in cash and cash equivalents and accounts receivable, an increase in inventories, and a decrease in accounts payable offset by a static balance in short term debt. Our cash and cash equivalents balance was negatively impacted during the three-months ended March 31, 2015 by approximately $550,000 due to the currency rate fluctuations.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds has historically been cash provided by operating activities. In the first three-months of 2015, cash provided by operations totaled approximately $794,000, due primarily to net income of $908,000, non-cash depreciation and amortization of $605,000, an increase in deferred revenue of $890,000, and an decrease in accounts payable of $1.3 million. These increases in cash from operating activities were partially offset from a decrease in inventories of $441,000, and a reduction in accounts receivable of $209,000.

Cash provided by operations totaled approximately $2.0 million in the first three months of 2014, due primarily to net income of $730,000, non-cash depreciation and amortization of $628,000, a decrease in trade accounts receivable of $889,000, and an increase in deferred revenue of $508,000. These changes in cash from operating activities were partially offset by reductions in accounts payable of $536,000 and accrued compensation and related expenses of $344,000, and an increase in inventories of $343,000.

Cash Flow from Investing Activities

Cash used in investing activities totaled approximately $501,000 in the first three-months of 2015 due primarily to the purchase of property, plant and equipment and intangible assets totaling $458,000.

Cash used in investing activities totaled approximately $101,000 in the first three months of 2014 due primarily to the purchase of property, plant and equipment totaling $335,000, partially offset by the receipt of proceeds from maturities of marketable securities of $205,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first three-months of 2015 totaled approximately $772,000 due primarily to a reduction of our term notes payable of $232,000, and dividends paid of $632,000. These uses of cash were partially offset by the proceeds received from stock option exercises of $106,000.

Cash used in financing activities in the first three months of 2014 totaled approximately $1.5 million due primarily to a net reduction in our revolving lines of credit of $809,000, a reduction of our term notes payable of $225,000 and dividends paid of $621,000. These uses of cash were partially offset by the receipt of proceeds from stock option exercises of $123,000.

Although we have repurchased shares of our common stock in the past, we currently are not authorized by our Board of Directors to make repurchases of our common stock and are prohibited from doing so under the credit agreement with the Bank unless we obtain the Bank’s approval.

Contractual Obligations

We refer you to our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of our contractual obligations related to operating leases, purchase obligations and financing arrangements.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, goodwill and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2015.

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

●	Failure to maintain effective internal controls over financial reporting;
●	Failure to realize the expected results from the 2012 Dansensor acquisition;
●	Decline in overall economic or business conditions;
●	The impact of complying with our bank covenants;
●	Failure to develop new products and technologies, delays in new product introduction and lack of market acceptance of new products;
●	Failure to attract and retain qualified managerial and technical personnel;
●	The impact of technological changes that could render our products obsolete;
●	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;
●	Fluctuations in foreign currency exchange rates and interest rates;
●	The impact of the Euro value decline against the United States dollar;
●	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;
●	Reliance on patents, domestic trademarks laws, trade secrets and contractual provisions;
●	Exposure to the fluctuation of our common stock market price;
●	Compliance with securities laws and regulations;
●	Increases in prices for raw materials;
●	Effects of introducing new products into the marketplace with minimal acceptance concurrently;
●	Declining oil prices adversely affecting our revenue in Industrial Analyzers and Other segment;
●	Effects of any potential litigation;
●	Failure to comply with applicable laws and regulations and adverse changes in applicable laws or regulations; or
●	Changes in generally accepted accounting principles

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. Except for the current period, we historically have not experienced any material foreign currency translation gains or losses, however, we are exposed to foreign currency transaction gains or losses related to the valuation of our seller loan obligation denominated in Danish krone. During the three months ended March 31, 2015, we recognized a foreign translation gain of $278,000. Further, foreign currency translation had an unfavorable impact of $1.4 million on our revenue for the three-month period ended March 31, 2015 compared to the prior year period.

To mitigate the effect of any further currency fluctuations in our loan obligations for Dansensor, we purchased a foreign currency contract which acted as an economic hedge against any additional gains or losses. We experienced a net $11,000 foreign currency transactional loss during the quarter ended March 31, 2015 primarily due to the weakening of European currencies affecting long lived assets on the consolidated balance sheet. Our balance sheet related translation loss is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

Our investments in foreign subsidiaries translated into U.S. dollars are not hedged. Any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in shareholders’ equity, and would not impact our net income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act), as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period, to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our Company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended December 31, 2014 under the heading “Part I – Item 1A. Risk Factors.” There has been no material change in those risk factors.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three-month period ended March 31, 2015 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 16,171 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the three-months ended March 31, 2015.

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: May 8, 2015	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ Elissa Lindsoe
Elissa Lindsoe
Chief Financial Officer, Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2015

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.