Form 10-Q
period 2015-06-30
MOCON INC
filed 2015-08-07
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2015

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

YES ☐ NO ☒

As of August 4, 2015 we had 5,752,574 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2015

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets June 30, 2015 (Unaudited) and December 31, 2014	1

Condensed Consolidated Statements of Income (Unaudited) Three and six-months ended June 30, 2015 and 2014	2

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three and six -months ended June 30, 2015 and 2014	3

Condensed Consolidated Statements of Cash Flows (Unaudited) Six -months ended June 30, 2015 and 2014	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22-23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	26

Exhibit Index	27

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands, except share amounts)

	June 30,
	2015	December 31,
	(Unaudited)	2014

ASSETS
Current assets:
Cash and cash equivalents	$6,019	$6,332
Trade accounts receivable, less allowance for doubtful accounts of $155 in 2015 and $181 in 2014	8,801	9,877
Other receivables	132	148
Inventories	9,205	8,705
Prepaid income taxes	335	771
Prepaid expenses, other	756	902
Deferred income taxes	715	766
Other current assets	316	-
Total current assets	26,279	27,501

Property, plant and equipment, net of accumulated depreciation of $8,135 in 2015 and $7,874 in 2014	5,742	5,562
Goodwill	7,543	8,147
Intangible assets, net	9,635	10,831
Other assets	187	194
Deferred income taxes	287	274
TOTAL ASSETS	$49,673	$52,509

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable	$736	$983
Revolving lines of credit	3,905	3,300
Accounts payable	3,562	4,402
Accrued compensation and related expenses	2,973	4,120
Other accrued expenses	1,272	731
Accrued product warranties	293	285
Dividends payable	633	631
Deferred revenue	1,255	997
Total current liabilities	14,629	15,449

Notes payable	14	307
Obligations to former employees	61	67
Deferred income taxes	1,569	1,856
Accrued income taxes	363	357
Total noncurrent liabilities	2,007	2,587
Total liabilities	16,636	18,036

Shareholders' equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2015 and 2014	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,752,574 shares in 2015 and 5,732,505 shares in 2014	575	573
Additional paid-in capital	6,894	6,427
Retained earnings	30,553	30,265
Accumulated other comprehensive loss	(4,985)	(2,792)
Total shareholders' equity	33,037	34,473

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,673	$52,509

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - expressed in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Products	$12,032	$12,432	$24,201	$24,273
Services	2,338	2,437	4,842	5,238
Consulting	679	705	1,366	1,376
Total revenue	15,049	15,574	30,409	30,887

Cost of revenue:
Products	5,497	5,228	10,783	10,670
Services	1,016	1,116	2,064	2,141
Consulting	511	508	1,058	965
Total cost of revenue	7,024	6,852	13,905	13,776

Gross profit	8,025	8,722	16,504	17,111

Selling, general and administrative expenses	5,835	5,947	12,106	12,090

Research and development expenses	1,126	989	2,195	2,114

Operating income	1,064	1,786	2,203	2,907

Other income (expense), net	(113)	(93)	138	(150)

Income before income taxes	951	1,693	2,341	2,757

Income tax expense	305	527	787	861

Net income	$646	$1,166	$1,554	$1,896

Net income per common share:
Basic	$0.11	$0.21	$0.27	$0.34
Diluted	$0.11	$0.20	$0.27	$0.33

Weighted average common shares outstanding:
Basic	5,750	5,655	5,746	5,648
Diluted	5,846	5,775	5,840	5,770

Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - expressed in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$646	$1,166	$1,554	$1,896

Other comprehensive income (loss):
Cumulative translation adjustment	520	(206)	(2,193)	(254)

Comprehensive income (loss)	$1,166	$960	$(639)	$1,642

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - expressed in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,554	$1,896
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	322	284
Change in fair value of derivative instrument	(3)	93
Gain on disposition of long-term assets	(16)	(17)
Depreciation and amortization	1,220	1,268
Deferred income taxes	(106)	(143)
Excess tax benefit from employee stock plans	(2)	(5)
Changes in operating assets and liabilities:
Trade accounts receivable, net	511	1,792
Other receivables	7	(200)
Inventories	(650)	(1,084)
Prepaid income taxes	432	(27)
Prepaid expenses, other	(180)	62
Accounts payable	(888)	(686)
Accrued compensation and related expenses	(962)	(226)
Other accrued expenses	293	(4)
Accrued product warranties	20	(104)
Accrued income taxes	294	171
Deferred revenue	281	822
Net cash provided by operating activities	2,127	3,892

Cash flows from investing activities:
Proceeds from maturities of marketable securities	-	205
Purchases of property, plant and equipment	(861)	(832)
Proceeds from sale of property and equipment	54	56
Cash paid for patents and other intangible assets	(124)	(144)
Other	(2)	(1)
Net cash used in investing activities	(933)	(716)

Cash flows from financing activities:
Proceeds from the revolving lines of credit	11,730	12,886
Payments on the revolving lines of credit	(11,125)	(12,299)
Payments on notes payable and seller financed note payable	(538)	(1,349)
Proceeds from the exercise of stock options	149	179
Excess tax benefit from employee stock plans	2	5
Dividends paid	(1,264)	(1,242)
Net cash used in financing activities	(1,046)	(1,820)

Effect of exchange rate changes on cash and cash equivalents	(461)	(35)

Net (decrease) increase in cash and cash equivalents	(313)	1,321

Cash and cash equivalents:
Beginning of period	6,332	4,133
End of period	$6,019	$5,454

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$229	$800
Cash paid during the period for interest	$67	$113

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$633	$623
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$123	$239
Transfers of inventory to fixed assets	$28	$-

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2015

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of income and comprehensive income (loss), for the three and six-months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at June 30, 2015, and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three and six-month periods ended June 30, 2015 are not necessarily indicative of operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the Securities and Exchange Commission.

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

Note 2 – Inventories

Inventories consist of the following (expressed in thousands):

	June 30,	December 31,
	2015	2014

Finished products	$1,368	$1,628
Work-in-process	3,260	2,574
Raw materials	4,577	4,503
	$9,205	$8,705

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three and six-months ended June 30, 2015 and 2014. (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Weighted shares of common stock outstanding - basic	5,750	5,655	5,746	5,648
Dilutive impact of share-based awards	96	120	94	122
Weighted shares of common stock outstanding - diluted	5,846	5,775	5,840	5,770

Outstanding stock options totaling 201,950 for the three-months ended June 30, 2015 and 246,250 for the six-months ended June 30, 2015 were excluded from the net income per common share calculation because the shares would be anti-dilutive. Outstanding stock options totaling 116,550 for the three-month period ended June 30, 2014 and none for the six-months ended June 30, 2014 were excluded from the net income per common share calculation because the shares would be anti-dilutive.

Note 4 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2015 were as follows (expressed in thousands):

			Industrial
	Package Testing	Permeation	Analyzers & Other	Total

Balance as of December 31, 2014	$5,508	$2,029	$610	$8,147
Foreign currency translation	(459)	(145)	-	(604)
Balance as of June 30, 2015	$5,049	$1,884	$610	$7,543

We test goodwill for impairment annually at the reporting unit level using a fair value approach. We will perform our annual impairment test for goodwill in the fourth quarter.

Other intangible assets (all of which are being amortized except projects in process) are as follows (expressed in thousands):

	As of June 30, 2015
		Accumulated
	Cost	Amortization	Net

Patents	$1,829	$(436)	$1,393
Trademarks and trade names	3,376	(682)	2,694
Developed technology	6,230	(2,250)	3,980
Customer relationships	729	(263)	466
Internally developed software	1,085	(100)	985
Other intangibles	255	(138)	117
	$13,504	$(3,869)	$9,635

	As of December 31, 2014
		Accumulated
	Cost	Amortization	Net

Patents	$1,719	$(416)	$1,303
Trademarks and trade names	3,676	(644)	3,032
Developed technology	6,843	(2,091)	4,752
Customer relationships	800	(245)	555
Internally developed software	1,085	(46)	1,039
Other intangibles	255	(105)	150
	$14,378	$(3,547)	$10,831

Total amortization expense for the three-months ended June 30, 2015 and 2014 was $295,000 and $320,000, respectively, and $590,000 and $639,000, respectively, for the six-months ended June 30, 2015 and 2014. Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use. Estimated amortization expense for the remainder of 2015 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of June 30, 2015 is as follows (expressed in thousands):

2015	$591
2016	1,164
2017	1,130
2018	1,099
2019	1,098
2020 & Thereafter	3,890
$8,972

Note 5 – Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following (expressed in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$(5,505)	$565	$(2,792)	$613
Foreign currency translation adjustments	520	(206)	(2,193)	(254)
Amounts reclassified to earnings	-	-	-	-
Accumulated other comprehensive income (loss)	$(4,985)	$359	$(4,985)	$359

Note 6 – Warranty

We provide a warranty for most of our products. Warranties are for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions are excluded from warranty coverage.

Warranty expense is accrued at the time of sale based on historical claims experience. Generally, warranty reserves are also accrued for special rework campaigns for known major product modifications. We also offer extended warranty service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the three and six-months ended June 30, 2015 and 2014 were as follows (expressed in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning balance	$354	$322	$285	$336
Warranty provisions	16	(19)	217	51
Warranty claims	(77)	(72)	(209)	(156)
Ending Balance	$293	$231	$293	$231

Note 7 – Debt

Notes payable consists of the following (expressed in thousands):

	June 30, 2015	December 31, 2014

Note payable to bank, with interest at 3.46%, payable in monthly principal installments of $73 plus interest through March 28, 2016, collateralized by our assets with the exception of the Dansensor A/S (a wholly owned subsidiary) stock.	$729	$1,166

Seller financed note payable (Seller Note), which was paid off on April 2, 2015	-	95

Capital leases	21	29
Total long-term notes payable	750	1,290
Less current portion of long-term notes payable	736	983
Total long-term notes payable	$14	$307

In the U.S., we have a $6.0 million secured revolving line of credit with a maturity date of March 28, 2016. Interest is charged monthly at one-month LIBOR (0.18 percent) plus 1.75 basis points which totaled 1.93 percent at June 30, 2015 and December 31, 2014. The line of credit is secured by our assets with the exception of the outstanding stock of Dansensor. We had $3.9 million and $3.3 million outstanding on the line of credit at June 30, 2015 and December 31, 2014. Additionally, Dansensor has a DKK 10 million (approximately $1.5 million) available line of credit of which no amounts were outstanding as of June 30, 2015 and December 31, 2014. Outstanding borrowings on the Denmark line of credit are charged interest at 4.35 percent per year.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases. We are in compliance with our debt covenants at June 30, 2015 and expect to remain in compliance through the next twelve months.

As of June 30, 2015, the future minimum principal payments of the notes payable for the remainder of 2015 and each of the three succeeding fiscal years are as follows (expressed in thousands):

2015	$517
2016	231
2017	2
$750

Note 8 – Income Taxes

Our provision for income tax expense was 32.1 percent and 31.2 percent of income before income taxes for the second quarters ended June 30, 2015 and 2014, respectively. Our provision for income tax expense was 33.6 percent and 31.2 percent of income before income taxes for the first half ended June 30, 2015 and 2014, respectively. The rate in the second quarters and first halves of 2015 and 2014 was lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower as well as the domestic manufacturing deduction. The increase in the effective tax rate for 2015 as compared to 2014 is due to the higher proportion of projected taxable income from domestic operations in 2015.

As of June 30, 2015 and December 31, 2014, the liability for gross unrecognized tax benefits was $363,000 and $357,000, respectively. Changes in gross unrecognized tax benefits during the six-months ended June 30, 2015 were for interest accrued during the first quarter. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not materially change in the next twelve months.

Note 9 – Share-Based Compensation

Stock Option Plans

As of June 30, 2015, we have reserved 559,914 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 and 2015 stock incentive plans, and 674,260 shares for options that have been granted under either the 2006 stock incentive plan or the 1998 stock option plan but have not yet been exercised. We issue new shares of common stock upon exercise of stock options.

Amounts recognized in the condensed consolidated financial statements related to share-based compensation are as follows (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total cost of share-based compensation	$161	$142	$322	$284
Amount of income tax benefit recognized in earnings	(21)	(22)	(42)	(43)
Amount charged against net income	$140	$120	$280	$241

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

A summary of the option activity for the first six months of 2015 is as follows (expressed in thousands, except share and per share amounts):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)

Options outstanding, December 31, 2014	722,675	$14.35	4.58	$2,555
Granted	-	-	-	-
Exercised	(42,815)	12.69	-	-
Cancelled or expired	(5,600)	16.15	-	-
Options outstanding, June 30, 2015	674,260	$14.44	4.14	$1,230
Options exercisable, June 30, 2015	483,985	$13.60	3.47	$1,189

The total intrinsic value of options exercised was $42,000 and $108,000 during the three-months ended June 30, 2015 and 2014, respectively, and $183,000 and $336,000 during the six-months ended June 30, 2015 and 2014, respectively.

A summary of the status of our unvested option shares as of June 30, 2015 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2014	227,400	$4.35
Options granted	-	-
Options cancelled	(4,625)	$4.14
Options vested	(32,506)	$5.41
Unvested at June 30, 2015	190,269	$4.13

As of June 30, 2015, there was $640,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of option shares vested during the three-months ended June 30, 2015 and 2014 was $88,000 and $77,000, respectively, and $176,000 and $154,000 during the six-months ended June 30, 2015 and 2014, respectively.

Employee Stock Purchase Plan

On May 27, 2015, our shareholders approved the 2015 Employee Stock Purchase Plan (“Purchase Plan”) whereby 50,000 shares of common stock will be available for future sale. The first offering period will begin January 1, 2016 and provides participants an option to purchase shares of our common stock at a price per share equal to 85 percent of the value of the share of common stock at the beginning or end of the offering period (whichever is less).

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Intersegment revenue for the three and six months ended June 30, 2015 and 2014 were insignificant.

Financial information by reportable segment for the three and six-months ended June 30, 2015 and 2014 is as follows (expressed in thousands):

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Revenue	Operating Income (loss)	Revenue	Operating Income (loss)
Package Testing	$6,473	$531	$13,229	$1,419
Permeation	5,966	1,071	12,068	1,749
Industrial Analyzers and Other	2,610	(538)	5,112	(965)
Total	$15,049	$1,064	$30,409	$2,203

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Revenue	Operating Income	Revenue	Operating Income
Package Testing	$7,354	$679	$13,979	$729
Permeation	5,044	661	10,892	1,675
Industrial Analyzers and Other	3,176	446	6,016	503
Total	$15,574	$1,786	$30,887	$2,907

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

Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages. We currently manufacture three types of leak detection instruments. The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products. Our leak detection products include the LeakMatic IITM , LeakPointer IITM and Lippke 4000/4500 series of instruments.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of revenue, for the three and six-months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	100.0	100.0	100.0	100.0
Cost of revenue	46.7	44.0	45.7	44.6
Gross profit	53.3	56.0	54.3	55.4
Selling, general and administrative expenses	38.8	38.2	39.8	39.2
Research and development expenses	7.5	6.3	7.2	6.8
Operating income	7.0	11.5	7.3	9.4
Other income (expense), net	(0.7)	(0.6)	0.4	(0.5)
Income before income taxes	6.3	10.9	7.7	8.9
Income tax expense	2.0	3.4	2.6	2.8
Net income	4.3	7.5	5.1	6.1

Comparison of Financial Results for the Three and Six-Months Ended June 30, 2015 and 2014

Revenue

Total revenue for the three-months ended June 30, 2015 was $15.0 million, which is slightly lower compared to $15.6 million reported in the same period in 2014. Total revenue for the six-months ended June 30, 2015 was $30.4 million, which is slightly lower compared to $30.9 million reported in the same period in 2014. Foreign currency translation had an unfavorable impact of $1.2 million and $2.6 million for the three-months and six-months ended June 30, 2015, respectively, compared to the prior year period. When taking the currency rate impact into account, revenue grew 5 percent and 7 percent for the three-months and six-months ended June 30, 2015, respectively, and met target for the quarter for each of our Permeation and Package Testing segments. This growth was offset by the negative impact to our Industrial Analyzers and Other segment.

Revenue to foreign customers for the three-months ended June 30, 2015 and 2014, respectively, amounted to 69 percent and 72 percent of total consolidated revenue, and were down 3 percent in the current period. Revenue to foreign customers for the six-months ended June 30, 2015 and 2014, respectively, amounted to 68 percent and 72 percent of total consolidated revenue, and were down 4 percent in the current period.

The following table summarizes total revenue by reporting segments for the three and six-months ended June 30, 2015 and 2014 (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Package Testing	$6,473	$7,354	$13,229	$13,979
Permeation	5,966	5,044	12,068	10,892
Industrial Analyzers and Other	2,610	3,176	5,112	6,016
Total Sales	$15,049	$15,574	$30,409	$30,887

The following table sets forth the relationship between various components of domestic and foreign revenue for the three and six-months ended June 30, 2015 and 2014 (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Domestic Revenue	$4,720	$4,312	$9,731	$8,498
Foreign Revenue:
Europe	5,221	6,692	11,490	12,995
Asia	3,882	3,751	6,961	7,375
Other	1,226	819	2,227	2,019
Total Foreign Revenue	10,329	11,262	20,678	22,389
Total Revenue	$15,049	$15,574	$30,409	$30,887

Package Testing Products and Services – Revenue in our Package Testing segment decreased 12 percent for the three-months ended June 30, 2015, compared to the same period in the prior year, and accounted for 43 percent and 47 percent of our consolidated second quarter revenue in 2015 and 2014 , respectively. Package Testing segment revenue for the current period was negatively impacted by $1.1 million due to currency rate fluctuations as compared to the prior year period. The negative impact from the currency rate fluctuations was offset by an increase in revenue from headspace and mixer products as compared to the prior year period. Revenue from foreign destinations comprised 73 percent and 80 percent of total revenue in this segment for the three-months ended June 30, 2015 and 2014, respectively.

Revenue in our Package Testing segment decreased 5 percent for the six-months ended June 30, 2015, compared to the same period in the prior year, and accounted for 43 percent and 45 percent of our consolidated six-months revenue in 2015 and 2014, respectively. Package Testing segment revenue for the current six-month period was negatively impacted by $2.1 million due to currency rate fluctuations as compared to the prior year period. Excluding the impact of the currency rate fluctuations, the Package Testing segment revenue grew 10 percent as compared to the prior year. This growth is a result in increased revenue from headspace and mixer products. Revenue from foreign destinations comprised 73 percent and 79 percent of total revenue in this segment for the six-months ended June 30, 2015 and 2014, respectively.

Permeation Testing Products and Services – Revenue in our Permeation segment increased 18 percent for the three-months ended June 30, 2015 compared to the same period in the prior year, and accounted for 40 percent and 33 percent of our consolidated second quarter revenue in 2015 and 2014 , respectively. Permeation segment revenue for the current period was negatively impacted by $0.1 million due to currency rate fluctuations as compared to the prior year period. Consistent with the increase in the first quarter of 2015, the increase in the current period is largely attributable to increased demand in the domestic markets for the new generation of oxygen permeation instrumentation, which was introduced to the market during the last half of 2014. Foreign revenue comprised 69 percent and 71 percent of the shipments in this segment in the second quarter of 2015 and 2014, respectively.

Revenue in our Permeation segment increased 11 percent for the six-months ended June 30, 2015 compared to the same period in the prior year, and accounted for 40 percent and 35 percent of our consolidated six-months revenue in 2015 and 2014, respectively. Permeation segment revenue for the current period was negatively impacted by $0.5 million due to currency rate fluctuations as compared to the prior year period. As noted above, the year to date increase in revenue is largely attributable to an increase demand in the domestic markets for the new generation of oxygen permeation instrumentation. Foreign revenue comprised 71 percent of the shipments in this segment in the first half of 2015, compared to 71 percent from the same period in the prior year.

Industrial Analyzers Products and Services and Other – Revenue in our Industrial Analyzers and Other segment, which accounted for 17 percent and 20 percent of our consolidated second quarter revenue in 2015 and 2014, respectively, decreased 18 percent during the second quarter 2015 compared to the same period in 2014. Revenue in this segment is comprised mainly of instruments and services provided by our Baseline subsidiary. The decline in revenue for the three month period ended June 30, 2015 compared to the prior year period was primarily due to the declines in the oil and gas exploration markets. This decline is offset in part by increases in other markets including sales of environmental monitoring products into Taiwan and BevAlert systems into India and Pakistan. Revenue to foreign destinations comprised 56 percent and 58 percent of total revenue in this segment for the three-months ended June 30, 2015 and 2014, respectively.

Revenue in our Industrial Analyzers and Other segment, which accounted for 17 percent and 20 percent of our consolidated six-months revenue in 2015 and 2014, respectively, decreased 15 percent during the first half 2015 compared to the same period in 2014. The decline in revenue for the six-month period ended June 30, 2015 compared to the prior year period was primarily due to the declines in the oil and gas exploration markets. This decline was partially offset by an increase in revenue from the environmental monitoring and beverage safety markets, as described above, in addition to increased demand for our food safety products. Revenue to foreign destinations comprised 56 percent and 61 percent of total revenue in this segment for the six-months ended June 30, 2015 and 2014, respectively.

Gross Profit

For the three-months ended June 30, 2015 and 2014, the consolidated gross profit margins were 53 percent and 56 percent, respectively. The gross profit as a percentage of revenue for the Package Testing segment increased by three percentage points to 54 percent in the current quarter, compared to 51 percent in the prior year quarter, due to an increase in revenue volume from headspace and accessory products which have a higher level of gross profit. The gross profit as a percentage of revenue in the Permeation segment decreased to 57 percent from 62 percent as compared to the prior year quarter due to additional costs associated with the increased production of the next generation products and the foreign exchanged pricing impacts on instruments made in the U.S.A and sold in foreign currencies. The gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current quarter declined by fifteen percentage points to 44 percent compared to 59 percent in the prior year quarter, due to primarily reduced production volume to absorb the semi-variable and fixed production related costs.

For the six-months ended June 30, 2015 and 2014, the consolidated gross profit margins were 54 percent and 55 percent, respectively. The gross profit as a percentage of revenue for the Package Testing segment increased by five percentage points to 54 percent in the current six-month period, compared to 49 percent in the prior year six-month period, due to an increase in revenue volume from headspace and accessory products which have a higher level of gross profit. The gross profit as a percentage of revenue in the Permeation decreased to 58 percent from 64 percent as compared to the prior year quarter due to foreign exchange pricing impacts on instruments made in the U.S.A. and sold in foreign currencies and additional production costs related to the next generation instruments. The gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current six-month period declined by ten percentage points to 46 percent compared to 56 percent in the prior year six-month period, due to a decrease in volume to absorb semi-variable and fixed production related costs and an increase in our warranty reserve for a quality issue identified with sensor components in the latest release of gas chromatograph instruments.

We expect future gross profit percentages to fluctuate depending on the mix of product, service and consulting revenue and the impact of foreign currency fluctuations.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $5.8 million, or approximately 39 percent of consolidated revenue, in the three-months ended June 30, 2015, compared to $5.9 million, or approximately 38 percent of consolidated revenue, in the same period of 2014. The dollar decrease in the current quarter was primarily related a decline in foreign currency rates partially offset by increased personnel and professional fees related to our initiative to reduce the number of legal entities that we have.

SG&A expenses were $12.1 million, or approximately 40 percent of consolidated revenue, in the six-months ended June 30, 2015 and 2014. SG&A expenses for the six-months ended included an increase in domestic commissions due to an higher percentage of revenue to domestic destinations, additional personnel costs due to additional headcount and increased professional fees as described above. The increased SG&A costs were offset by a decline in the foreign currency rates as compared to the year ago period.

Research and Development Expenses

Research and development (R&D) expenses were $1.1 million, or 8 percent of consolidated revenue, in the second quarter 2015, compared to $989,000, or 6 percent of revenue, in the same period of 2014. R&D expenses were $2.2 million, or 7 percent of consolidated revenue, in the first half of 2015, compared to $2.1 million, or 7 percent of revenue, in the same period of 2014. The spending levels in all periods described above are within our planned level of spending which we project to be between 6 percent and 8 percent of revenue each year.

Other Income (Expense), net

Other income (expense), net for the three and six-months ended June 30, 2015 and was as follows (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest income	$-	$1	$-	$3
Interest expense	(37)	(47)	(65)	(104)
Foreign currency exchange gain (loss)	(76)	(47)	203	(49)
Total other income (expense)	$(113)	$(93)	$138	$(150)

Income Tax Expense

Our provision for income tax expense was 32.1 percent and 31.2 percent of income before income taxes for the second quarters ended June 30, 2015 and 2014, respectively. Our provision for income tax expense was 33.6 percent and 31.2 percent of income before income taxes for the first half ended June 30, 2015 and 2014, respectively. The rates in the second quarter and first half of 2015 and 2014 were lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower as well as the domestic manufacturing deduction. The increase in the effective tax rate for 2015 as compared to 2014 is due to the higher proportion of projected taxable income from domestic operations in 2015.

Based on current projected annual operating results, current income tax rates, and current legislation, we expect the effective tax rate for the remainder of 2015 to be consistent with our experience in the first six-months. It is possible, however, that legislation will be enacted allowing for the research and development credit. If legislation is passed re-enacting the research and development credit for 2015 our effective tax rate would be favorably impacted. The benefit of the research and development credit in 2014 reduced the effective tax rate by 4.3 percentage points. We would expect similar results for 2015. The overall effective tax rate may fluctuate over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of pre-tax profits in those jurisdictions.

Net Income

Net income was approximately $646,000 in the second quarter 2015, compared to a net income of approximately $1.2 million in the second quarter 2014. Diluted net income per share was $0.11 and $0.20 in the second quarters of 2015 and 2014, respectively. Net income was approximately $1.6 million in the first half of 2015, compared to a net income of approximately $1.9 million in the first half 2014. Diluted net income per share was $0.27 and $0.33 in the first half of 2015 and 2014, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents decreased $313,000 to $6.0 million during the six-months ended June 30, 2015, compared to $6.3 million at December 31, 2014. Included in the June 30, 2015 total was $5.8 million held outside of the United States. The year-to-date decrease in cash and cash equivalents was primarily due to cash provided from operations of approximately $2.1 million, offset by dividend payments of $1.3 million, and purchases of fixed assets totaling $861,000. Of the $6.0 million available, we had $3.9 million and $3.3 million, respectively, outstanding on the revolving lines of credit as of June 30, 2015 and December 31, 2014. The four-year term note is payable in monthly principal installments of $72,917 plus interest at 3.46 percent per annum. The seller note was paid in full on April 2, 2015 in one final installment of $85,000, including interest, at 3.46 percent. The U.S. revolving line of credit accrues interest at 1.75 percent over the one-month LIBOR rate, which totaled 1.93 percent at June 30, 2015. The term note and the revolving line of credit related to our U.S. borrowings are due on March 28, 2016, and we are subject to certain financial and restrictive covenants.

Our working capital decreased slightly to $11.7 million compared to $12.1 million as of June 30, 2015 and December 31, 2014. Our cash and cash equivalents balance was negatively impacted during the six-months ended June 30, 2015 by approximately $460,000 due to the currency rate fluctuations.

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

A significant amount of our earnings are generated outside of the U.S.A and are indefinitely reinvested in non-U.S.A subsidiaries, resulting in the majority of our cash being held outside the U.S.A. which are available for use by our non-U.S.A. operations. If these funds were repatriated to the U.S.A or used for U.S.A. operations, the amounts would be subject to U.S.A. tax. Therefore, as we continue to accumulate earnings outside of the U.S.A, and use the cash generated from U.S.A operations as well as borrowings to meet our U.S.A. cash needs. Should we require more capital in the U.S.A. than is generated by our U.S.A. operations, we could elect to repatriate earnings from our non-U.S.A. subsidiaries, seek additional borrowing capacity or to raise additional capital in the U.S.A. These alternatives could result in higher effective income tax rates, additional interest expense or other dilution of our earnings.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds has historically been cash provided by operating activities. In the first six-months of 2015, cash provided by operations totaled approximately $2.1 million, due primarily to net income of $1.6 million, adjusted by non-cash depreciation and amortization of $1.2 million, and a decrease in accounts receivable of $511,000, an increase in deferred revenue of $281,000 which was offset by an increase in inventories of $650,000 and a decrease in accounts payable of $888,000.

In the first six months of 2014, cash provided by operations totaled approximately $3.9 million, due primarily to net income of $1.9 million, adjusted by non-cash depreciation and amortization of $1.3 million , an increase in deferred revenue of $822,000, and an decrease in trade accounts receivable of $1.8 million. These increases in cash from operating activities were partially offset by a decrease in accounts payable of $686,000, and in increase in inventories of $1.0 million.

Cash Flow from Investing Activities

Cash used in investing activities totaled approximately $933,000 in the first six-months of 2015 due primarily to the purchase of property, plant and equipment and intangible assets totaling $985,000.

Cash used in investing activities totaled approximately $716,000 in the first six months of 2014 due primarily to the purchase of property, plant and equipment and intangible assets of $975,000, partially offset by the receipt of proceeds from maturities of marketable securities of $205,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first six-months of 2015 totaled approximately $1.1 million due primarily dividends paid of $1.3 million. These uses of cash were partially offset by the proceeds received from stock option exercises of $149,000 and to an increase of our notes payable of $67,000.

Cash used in financing activities in the first six months of 2014 totaled approximately $1.8 million due primarily to a reduction of our term notes payable of $1.3 million, and dividends paid of $1.2 million. These uses of cash were partially offset by the proceeds received from stock option exercises of $180,000 and net proceeds from our revolving line of credit of $587,000.

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

Inventory – Simplifying the Measurement of Inventory

In July 2015, the Financial Accounting Standards Board issued new accounting guidance in an effort to simplify the measurement of inventory. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, goodwill and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2015.

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

●	Failure to maintain effective internal controls over financial reporting;
●	Failure to realize the expected results from the 2012 Dansensor acquisition;
●	Decline in overall economic or business conditions;
●	Failure to comply with our bank covenants;
●	Failure to develop new products and technologies, delays in new product introduction and lack of market acceptance of new products;
●	Failure to attract and retain qualified managerial and technical personal;
●	The impact of technological changes that could render our products obsolete;
●	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;
●	Fluctuations in foreign currency exchange rates and interest rates;
●	The impact of the Euro value decline against the United States dollar;
●	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;
●	Reliance on patents, domestic trademarks laws, trade secrets and contractual provisions;
●	Exposure to the fluctuation of our common stock market price;
●	Compliance with securities laws and regulations;
●	Increases in prices for raw materials;
●	Effects of introducing new products into the marketplace with minimal acceptance concurrently;
●	Declining oil prices adversely affecting our revenue in Industrial Analyzers and Other segment;
●	Effects of any potential litigation;
●	Failure to comply with applicable laws and regulations and adverse changes in applicable laws or regulations; or
●	Changes in generally accepted accounting principles

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Today, nearly 70 percent of our consolidated revenue is generated from international customers. In our U.S. operations, we invoice most of these customers in U.S, dollars, so we do not have significant exposure to foreign currency transaction risk. In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros, Danish krone and U.S. dollars. From time to time we use foreign exchange hedging contracts to reduce our exposure in these transactions. We also pay a number of our employees, international suppliers and service providers in their local currency which exposes us to transaction gain or loss. These have not resulted in material amounts in the past. Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. Except for the current period, we historically have not experienced any material foreign currency translation gains or losses, however, we are exposed to foreign currency transaction gains or losses related to the valuation of our seller loan obligation denominated in Danish krone. During the six months ended June 30, 2015, we recognized a foreign translation gain of $203,000. Further, foreign currency translation had an unfavorable impact of $2.6 million on our revenue for the six-month period ended June 30, 2015 compared to the prior year period.

To mitigate the effect of any further currency fluctuations in our loan obligations for Dansensor, we purchased a foreign currency contract which acted as an economic hedge against any additional gains or losses. We experienced a net $11,000 foreign currency transactional loss during the six months ended June 30, 2015 primarily due to the weakening of European currencies affecting long lived assets on the consolidated balance sheet. Our balance sheet related translation loss is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the six-month period ended June 30, 2015 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 6,875 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any equity securities of MOCON, Inc. during the six-months ended June 30, 2015.

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: August 7, 2015	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	/s/ Elissa Lindsoe
Elissa Lindsoe
Chief Financial Officer, Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2015

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.