Form 10-Q
period 2015-09-30
MOCON INC
filed 2015-11-06
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2015

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

YES ☐ NO ☒

As of November 3, 2015, we had 5,758,604 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2015

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements Condensed Consolidated Balance Sheets September 30, 2015 (Unaudited) and December 31, 2014

	Condensed Consolidated Statements of Income (Unaudited) Three and nine-months ended September 30, 2015 and 2014	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three and nine-months ended September 30, 2015 and 2014	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine-months ended September 30, 2015 and 2014	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

Exhibit Index		28

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands, except share amounts)

	September 30,
	2015	December 31,
	(Unaudited)	2014

ASSETS
Current assets:
Cash and cash equivalents	$6,413	$6,332
Trade accounts receivable, less allowance for doubtful accounts of $173 in 2015 and $181 in 2014	8,710	9,877
Other receivables	631	148
Inventories	8,390	8,705
Prepaid income taxes	435	771
Prepaid expenses, other	844	902
Deferred income taxes	919	766
Total current assets	26,342	27,501

Property, plant and equipment, net of accumulated depreciation of $8,225 in 2015 and $7,874 in 2014	6,028	5,562
Goodwill	7,626	8,147
Intangible assets, net	9,456	10,831
Other assets	90	194
Deferred income taxes	-	274
TOTAL ASSETS	$49,542	$52,509

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable	$64	$983
Revolving lines of credit	-	3,300
Accounts payable	3,417	4,402
Accrued compensation and related expenses	2,953	4,120
Other accrued expenses	1,683	731
Accrued product warranties	262	285
Dividends payable	633	631
Deferred revenue	1,025	997
Total current liabilities	10,037	15,449

Revolving lines of credit	3,493	-
Notes payable	111	307
Obligations to former employees	36	67
Deferred income taxes	1,730	1,856
Accrued income taxes	338	357
Total noncurrent liabilities	5,708	2,587
Total liabilities	15,745	18,036

Shareholders' equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2015 and 2014	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,753,874 shares in 2015 and 5,732,505 shares in 2014	575	573
Additional paid-in capital	7,072	6,427
Retained earnings	31,072	30,265
Accumulated other comprehensive loss	(4,922)	(2,792)
Total shareholders' equity	33,797	34,473

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,542	$52,509

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - expressed in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Products	$12,241	$13,110	$36,442	$37,384
Services	2,496	2,745	7,338	7,983
Consulting	755	794	2,121	2,170
Total revenue	15,492	16,649	45,901	47,537

Cost of revenue:
Products	5,707	5,648	16,490	16,318
Services	1,010	992	3,074	3,133
Consulting	457	447	1,515	1,412
Total cost of revenue	7,174	7,087	21,079	20,863

Gross profit	8,318	9,562	24,822	26,674

Selling, general and administrative expenses	5,808	6,125	17,914	18,216

Research and development expenses	886	950	3,081	3,064

Operating income	1,624	2,487	3,827	5,394

Other income (expense), net	(48)	(117)	90	(267)

Income before income taxes	1,576	2,370	3,917	5,127

Income tax expense	424	696	1,211	1,558

Net income	$1,152	$1,674	$2,706	$3,569

Net income per common share:
Basic	$0.20	$0.30	$0.47	$0.63
Diluted	$0.20	$0.29	$0.46	$0.62

Weighted average common shares outstanding:
Basic	5,753	5,668	5,748	5,655
Diluted	5,808	5,776	5,826	5,768

Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.33

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - expressed in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$1,152	$1,674	$2,706	$3,569

Other comprehensive income (loss):
Cumulative translation adjustment	13	(2,107)	(2,130)	(2,361)

Comprehensive income (loss)	$1,165	$(433)	$576	$1,208

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - expressed in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,706	$3,569
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	488	413
Change in fair value of derivative instrument	(3)	172
Loss on disposition of long-term assets	4	16
Depreciation and amortization	1,834	1,924
Deferred income taxes	122	(309)
Excess tax benefit from employee stock plans	(3)	(16)
Changes in operating assets and liabilities:
Trade accounts receivable, net	704	843
Other receivables	(487)	(130)
Inventories	113	(1,340)
Prepaid income taxes	335	47
Prepaid expenses, other	140	33
Accounts payable	(1,471)	253
Accrued compensation and related expenses	(1,006)	(61)
Other accrued expenses	548	77
Accrued product warranties	(12)	(85)
Accrued income taxes	360	436
Deferred revenue	45	588
Net cash provided by operating activities	4,417	6,430

Cash flows from investing activities:
Proceeds from maturities of marketable securities	-	205
Purchases of property, plant and equipment	(1,109)	(999)
Proceeds from sale of property and equipment	54	55
Cash paid for patents and other intangible assets	(185)	(372)
Other	96	(2)
Net cash used in investing activities	(1,144)	(1,113)

Cash flows from financing activities:
Proceeds from the revolving lines of credit	16,466	18,384
Payments on the revolving lines of credit	(16,857)	(18,144)
Payments on notes payable and seller financed note payable	(692)	(1,641)
Proceeds from the exercise of stock options	161	285
Excess tax benefit from employee stock plans	3	16
Dividends paid	(1,897)	(1,865)
Net cash used in financing activities	(2,816)	(2,965)

Effect of exchange rate changes on cash and cash equivalents	(376)	(344)

Net increase in cash and cash equivalents	81	2,008

Cash and cash equivalents:
Beginning of period	6,332	4,133
End of period	$6,413	$6,141

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$459	$1,067
Cash paid during the period for interest	$102	$152

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$633	$624
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$276	$174
Transfers of inventory to fixed assets	$117	$-
Purchases of fixed assets in notes payable	$162	$-
Transfer of note payable to Bank balance to the revolving line of credit	$585	$-

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of income and comprehensive income (loss), for the three and nine-months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at September 30, 2015, and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the Securities and Exchange Commission.

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

Note 2 – Inventories

Inventories consist of the following (expressed in thousands):

	September 30,	December 31,
	2015	2014

Finished products	$1,207	$1,628
Work-in-process	2,739	2,574
Raw materials	4,444	4,503
	$8,390	$8,705

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three and nine-months ended September 30, 2015 and 2014 (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted shares of common stock outstanding - basic	5,753	5,668	5,748	5,655
Dilutive impact of share-based awards	55	108	78	113
Weighted shares of common stock outstanding - diluted	5,808	5,776	5,826	5,768

Outstanding stock options totaling 431,560 for the three-months ended September 30, 2015 and 316,310 for the nine-months ended September 30, 2015 were excluded from the net income per common share calculation because the shares would be anti-dilutive. Outstanding stock options totaling 251,000 for the three-month period ended September 30, 2014 and none for the nine-months ended September 30, 2014 were excluded from the net income per common share calculation because the shares would be anti-dilutive.

Note 4 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2015 were as follows (expressed in thousands):

	Package		Industrial Analyzers &
	Testing	Permeation	Other	Total

Balance as of December 31, 2014	$5,508	$2,029	$610	$8,147
Foreign currency translation	(396)	(125)	-	(521)
Balance as of September 30, 2015	$5,112	$1,904	$610	$7,626

We test goodwill for impairment annually at the reporting unit level using a fair value approach. We will perform our annual impairment test for goodwill in the fourth quarter.

Other intangible assets (all of which are being amortized except projects in process) are as follows (expressed in thousands):

	As of September 30, 2015
		Accumulated
	Cost	Amortization	Net

Patents	$1,821	$(429)	$1,392
Trademarks and trade names	3,418	(727)	2,691
Developed technology	6,314	(2,455)	3,859
Customer relationships	738	(287)	451
Internally developed software	1,085	(127)	958
Other intangibles	214	(109)	105
	$13,590	$(4,134)	$9,456

	As of December 31, 2014
		Accumulated
	Cost	Amortization	Net

Patents	$1,719	$(416)	$1,303
Trademarks and trade names	3,676	(644)	3,032
Developed technology	6,843	(2,091)	4,752
Customer relationships	800	(245)	555
Internally developed software	1,085	(46)	1,039
Other intangibles	255	(105)	150
	$14,378	$(3,547)	$10,831

Total amortization expense for the three-months ended September 30, 2015 and 2014 was $298,000 and $323,000, respectively, and $894,000 and $964,000, respectively, for the nine-months ended September 30, 2015 and 2014. Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use. Estimated amortization expense for the remainder of 2015 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of September 30, 2015 is as follows (expressed in thousands):

2015	$296
2016	1,178
2017	1,149
2018	1,116
2019	1,112
2020 & Thereafter	3,955
$8,806

Note 5 – Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following (expressed in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$(4,935)	$359	$(2,792)	$613
Foreign currency translation adjustments	13	(2,107)	(2,130)	(2,361)
Accumulated other comprehensive (loss)	$(4,922)	$(1,748)	$(4,922)	$(1,748)

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

Warranty provisions and claims for the three and nine-months ended September 30, 2015 and 2014 were as follows (expressed in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning balance	$293	$231	$285	$336
Warranty provisions	46	112	263	157
Warranty claims	(77)	(102)	(286)	(252)
Ending Balance	$262	$241	$262	$241

Note 7 – Debt

Notes payable consists of the following (expressed in thousands):

	September 30, 2015	December 31, 2014

Note payable to bank, which was paid off on August 26, 2015	$-	$1,166

Seller financed note payable (Seller Note), which was paid off on April 2, 2015	-	95

Capital leases	175	29
Total long-term notes payable	175	1,290
Less current portion of long-term notes payable	64	983
Total long-term notes payable	$111	$307

In the U.S., we have a $10.0 million secured revolving line of credit which was amended on August 28, 2015 with a maturity date of August 26, 2018. As of September 30, 2015 the outstanding balance is classified as a noncurrent liability. The amendment increased the principal amount from $6.0 million to $10.0 million, modified the maturity date, decreased the interest rate from 1.75 basis plus one-month LIBOR to 1.50 basis plus one-month LIBOR and revised certain debt covenants. Interest is charged monthly at one-month LIBOR (0.20 percent) plus 1.50 basis points which totaled 1.70 percent at September 30, 2015 and 1.93 percent at December 31, 2014. The line of credit is secured by our assets with the exception of the number of shares of outstanding stock of Dansensor that exceeds 65 percent of the shares outstanding. We had $3.5 million and $3.3 million outstanding on the line of credit at September 30, 2015 and December 31, 2014. Additionally, Dansensor has a DKK 10 million (approximately $1.5 million) available line of credit of which no amounts were outstanding as of September 30, 2015 and December 31, 2014. Outstanding borrowings on the Denmark line of credit are charged interest at 4.35 percent per year.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, making capital and lease expenditures and making share repurchases. We are in compliance with our debt covenants at September 30, 2015 and expect to remain in compliance through the next twelve months.

As of September 30, 2015, the future minimum principal payments of the notes payable for the remainder of 2015 and each of the four succeeding fiscal years to the maturity of the note are as follows (expressed in thousands):

2015	$16
2016	65
2017	57
2018	37
$175

Note 8 – Income Taxes

Our provision for income tax expense was 27 percent and 29 percent of income before income taxes for the three-months ended September 30, 2015 and 2014, respectively. Our provision for income tax expense was 31 percent and 30 percent of income before income taxes for the nine-months ended September 30, 2015 and 2014, respectively. The rate in the three and nine-months ended of 2015 and 2014 was lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower, the domestic manufacturing deduction and the provision to return discrete items related to returns filed in the three month periods. The increase in the effective tax rate for 2015 as compared to 2014 is primarily due to the lower proportion of projected taxable income from domestic operations in 2015.

As of September 30, 2015 and December 31, 2014, the liability for gross unrecognized tax benefits was $338,000 and $357,000, respectively. Changes in gross unrecognized tax benefits during the nine-months ended September 30, 2015 were for interest accrued offset by statute limitations release during the third quarter. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not materially change in the next twelve months.

Note 9 – Share-Based Compensation

Stock Option Plans

As of September 30, 2015, we have reserved 545,614 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 and 2015 stock incentive plans, and 686,585 shares for options that have been granted under either the 2006 or 2015 stock incentive plan or the 1998 stock option plan but have not yet been exercised. We issue new shares of common stock upon exercise of stock options.

Amounts recognized in the condensed consolidated financial statements related to share-based compensation are as follows (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total cost of share-based compensation	$167	$129	$488	$413
Amount of income tax benefit recognized in earnings	(20)	(24)	(81)	(67)
Amount charged against net income	$147	$105	$407	$346

The following assumptions were used to estimate the fair value of options granted during 2015 and 2014 using the Black-Scholes model:

	2015	2014
Dividend yield	3.40%	3.40%
Expected volatility	36%	37%
Risk-free interest rate	1.63%	1.70%
Expected lives (in years)	9.95	6.4

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We estimate the expected term consistent with historical exercise and cancellation activity of its previous share-based grants with a seven or ten year as applicable contractual term. Forfeitures are based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period.

A summary of the option activity for the first nine months of 2015 is as follows (expressed in thousands, except share and per share amounts):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)

Options outstanding, December 31, 2014	722,675	$14.35	4.57	$2,555
Granted	15,300	13.26	9.89	-
Exercised	(44,115)	12.58	-	-
Cancelled or expired	(7,275)	16.34	-	-
Options outstanding, September 30, 2015	686,585	$14.42	4.02	$566
Options exercisable, September 30, 2015	498,935	$13.74	3.32	$562

The total intrinsic value of options exercised was $6,000 and $68,000 during the three-months ended September 30, 2015 and 2014, respectively, and $189,000 and $404,000 during the nine-months ended September 30, 2015 and 2014, respectively.

A summary of the status of our unvested option shares as of September 30, 2015 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2014	227,400	$4.35
Options granted	15,300	$3.71
Options cancelled	(6,300)	$3.63
Options vested	(48,750)	$5.41
Unvested at September 30, 2015	187,650	$4.02

As of September 30, 2015, there was $521,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.01 years. The total fair value of option shares vested during the three-months ended September 30, 2015 and 2014 was $88,000 and $77,000, respectively, and $264,000 and $230,000 during the nine-months ended September 30, 2015 and 2014, respectively.

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Intersegment revenue for the three and nine months ended September 30, 2015 and 2014 were insignificant.

Financial information by reportable segment for the three and nine-months ended September 30, 2015 and 2014 is as follows (expressed in thousands):

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Revenue	Operating Income (loss)	Revenue	Operating Income (loss)
Package Testing	$6,454	$944	$19,684	$2,361
Permeation	6,482	1,006	18,550	2,755
Industrial Analyzers and Other	2,556	(326)	7,667	(1,289)
Total	$15,492	$1,624	$45,901	$3,827

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Revenue	Operating Income	Revenue	Operating Income
Package Testing	$7,342	$993	$21,320	$1,702
Permeation	5,729	1,228	16,622	2,923
Industrial Analyzers and Other	3,578	266	9,595	769
Total	$16,649	$2,487	$47,537	$5,394

Note 11 – Subsequent Event

On October 27, 2015, we implemented a realignment plan ("Realignment Plan") to bring the sales and marketing functions of our Package Testing and Permeation business segments together under common leadership. The Realignment Plan is expected to reduce our cost structure by approximately $1.7 million annually by decreasing our U.S. headcount by 5 percent, including the elimination of several vacant positions within other areas of the Company. The realignment activities are expected to be completed no later than December 31, 2015 and will result in a non-recurring charge of approximately $500,000 in the fourth quarter of 2015 related to separation costs. The total estimated cash payout of separation benefits is $450,000. The estimated non-cash expense is expected to be $50,000.

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

On October 27, 2015, we implemented a Realignment Plan to bring the sales and marketing functions of our Package Testing and Permeation business segments together under common leadership. The Realignment Plan is expected to reduce our cost structure by approximately $1.7 million annually by decreasing our U.S. headcount by 5 percent, including the elimination of several vacant positions within other areas of the Company. The realignment activities are expected to be completed no later than December 31, 2015 and will result in a non-recurring charge of approximately $500,000 in the fourth quarter of 2015 related to separation costs.

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

Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages. We currently manufacture three types of leak detection instruments. The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products. Our leak detection products include the LeakMatic IITM, LeakPointer IITM and Lippke 4000/4500 series of instruments.

Our gas mixers are used in the food production environment to assure that the package has been properly flushed with the correct mixture of gases. Our gas mixer products include the MAP Mix Provectus and MAP Mix 9001 on-line instruments.

Permeation Products and Services

Our permeation products consist of systems and services that measure the rate at which various gases and vapors transmit through a variety of materials. These products perform measurements under precise temperature, pressure and relative humidity conditions. The principal market for these products consists of manufacturers of packaging materials, including manufacturers of papers, plastic films, coatings and containers and the users of such packaging materials, such as companies in the food, beverage, pharmaceutical and consumer product industries. Other customers include manufacturers of flat panel displays, solar panels, electronics, and other sophisticated materials.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of revenue, for the three and nine-months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	100.0	100.0	100.0	100.0
Cost of revenue	46.3	42.6	45.9	43.9
Gross profit	53.7	57.4	54.1	56.1
Selling, general and administrative expenses	37.5	36.8	39.1	38.3
Research and development expenses	5.7	5.7	6.7	6.4
Operating income	10.5	14.9	8.3	11.4
Other income (expense), net	(0.3)	(0.7)	0.2	(0.6)
Income before income taxes	10.2	14.2	8.5	10.8
Income tax expense	2.8	4.1	2.6	3.3
Net income	7.4	10.1	5.9	7.5

Comparison of Financial Results for the Three and Nine-Months Ended September 30, 2015 and 2014

Revenue

Total revenue for the three-months ended September 30, 2015 was $15.5 million, which is 7 percent lower compared to $16.6 million reported in the same period in 2014. Total revenue for the nine-months ended September 30, 2015 was $45.9 million, which is slightly lower compared to $47.5 million reported in the same period in 2014. Foreign currency translation had an unfavorable impact of $1.9 million and $4.5 million for the three-months and nine-months ended September 30, 2015, respectively, compared to the prior year period. When excluding the effect of the currency rate impact, revenue grew 5 percent and 6 percent for the three-months and nine-months ended September 30, 2015, respectively, and continue to meet growth targets for the quarter for each of our Permeation and Package Testing segments. This growth was offset by the negative impact to our Industrial Analyzers and Other segment.

Revenue to foreign customers for the three-months ended September 30, 2015 and 2014, respectively, amounted to 62 percent and 67 percent of total consolidated revenue, and were down 14 percent in the current period. Revenue to foreign customers for the nine-months ended September 30, 2015 and 2014, respectively, amounted to 66 percent and 71 percent of total consolidated revenue, and were down 10 percent in the current period.

The following table summarizes total revenue by reporting segments for the three and nine-months ended September 30, 2015 and 2014 (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Package Testing	$6,454	$7,342	$19,684	$21,320
Permeation	6,482	5,729	18,550	16,622
Industrial Analyzers and Other	2,556	3,578	7,667	9,595
Total Sales	$15,492	$16,649	$45,901	$47,537

The following table sets forth the relationship between various components of domestic and foreign revenue for the three and nine-months ended September 30, 2015 and 2014 (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Domestic Revenue	$5,814	$5,461	$15,505	$13,959
Foreign Revenue:
Europe	6,120	6,813	17,633	19,809
Asia	2,853	3,526	9,815	10,901
Other	705	849	2,948	2,868
Total Foreign Revenue	9,678	11,188	30,396	33,578
Total Revenue	$15,492	$16,649	$45,901	$47,537

Package Testing Products and Services – Revenue in our Package Testing segment decreased 12 percent for the three-months ended September 30, 2015, compared to the same period in the prior year, and accounted for 42 percent and 44 percent of our consolidated third quarter revenue in 2015 and 2014, respectively. Package Testing segment revenue for the current period was negatively impacted by $1.6 million due to currency rate fluctuations as compared to the prior year period. The negative impact from the currency rate fluctuations was offset by an increase in revenue from headspace and mixer products as compared to the prior year period. Excluding the impact of the currency rate fluctuations, the Package Testing segment revenue grew 10 percent as compared to the prior year period. Revenue from foreign destinations comprised 74 percent and 77 percent of total revenue in this segment for the three-months ended September 30, 2015 and 2014, respectively.

Revenue in our Package Testing segment decreased 8 percent for the nine-months ended September 30, 2015, compared to the same period in the prior year, and accounted for 43 percent and 45 percent of our consolidated nine-months revenue in 2015 and 2014, respectively. Package Testing segment revenue for the current nine-month period was negatively impacted by $3.8 million due to currency rate fluctuations as compared to the prior year period. Excluding the impact of the currency rate fluctuations, the Package Testing segment revenue grew 10 percent as compared to the prior year. This growth is a result in continued increased revenue from headspace and mixer products. Revenue from foreign destinations comprised 74 percent and 78 percent of total revenue in this segment for the nine-months ended September 30, 2015 and 2014, respectively.

Permeation Testing Products and Services – Revenue in our Permeation segment increased 13 percent for the three-months ended September 30, 2015 compared to the same period in the prior year, and accounted for 42 percent and 34 percent of our consolidated third quarter revenue in 2015 and 2014, respectively. Permeation segment revenue for the current period was negatively impacted by $276,000 due to currency rate fluctuations as compared to the prior year period. Excluding the impact of the currency rate fluctuations, the Permeation segment revenue grew 18 percent as compared to the prior year period. Consistent with the increase in the first and second quarters of 2015, the increase in the current period is largely attributable to increased demand in the domestic markets for the new generation of oxygen permeation instrumentation, which was introduced to the market during the last half of 2014. Foreign revenue comprised 62 percent and 70 percent of the shipments in this segment in the third quarter of 2015 and 2014, respectively.

Revenue in our Permeation segment increased 12 percent for the nine-months ended September 30, 2015 compared to the same period in the prior year, and accounted for 40 percent and 35 percent of our consolidated nine-months revenue in 2015 and 2014, respectively. Permeation segment revenue for the current period was negatively impacted by $764,000 due to currency rate fluctuations as compared to the prior year period. Excluding the impact of the currency rate fluctuations, the Permeation segment revenue grew 16 percent as compared to the prior year. As noted above, the year to date increase in revenue is largely attributable to an increase demand in the domestic markets for the new generation of oxygen permeation instrumentation. Foreign revenue comprised 65 percent of the shipments in this segment in the for the nine-months ended September 30, 2015, compared to 71 percent from the same period in the prior year.

Industrial Analyzers Products and Services and Other – Revenue in our Industrial Analyzers and Other segment, which accounted for 16 percent and 22 percent of our consolidated third quarter revenue in 2015 and 2014, respectively, decreased 29 percent during the third quarter 2015 compared to the same period in 2014. Revenue in this segment is comprised mainly of instruments and services provided by our Industrial Analyzer products. The decline in revenue for the three month period ended September 30, 2015 compared to the prior year period was primarily due to the declines in the oil and gas exploration markets. Substantially all revenue in this segment is denominated in U.S. dollars. Revenue to foreign destinations comprised 33 percent and 41 percent of total revenue in this segment for the three-months ended September 30, 2015 and 2014, respectively.

Revenue in our Industrial Analyzers and Other segment, which accounted for 17 percent and 20 percent of our consolidated nine-months revenue in 2015 and 2014, respectively, decreased 20 percent during the consolidated nine-months 2015 compared to the same period in 2014. The decline in revenue for the nine-month period ended September 30, 2015 compared to the prior year period was primarily due to the declines in the oil and gas exploration markets. This decline was partially offset by an increase in revenue from the environmental monitoring and beverage safety markets, as described above, in addition to increased demand for our food safety products. Revenue to foreign destinations comprised 49 percent and 53 percent of total revenue in this segment for the nine-months ended September 30, 2015 and 2014, respectively.

Gross Profit

For the three-months ended September 30, 2015 and 2014, the consolidated gross profit margins were 54 percent and 57 percent, respectively. The gross profit as a percentage of revenue for the Package Testing segment increased by two percentage points to 55 percent in the current quarter, compared to 53 percent in the prior year quarter, due to an increase in revenue volume from headspace and accessory products which have a higher level of gross profit. The gross profit as a percentage of revenue in the Permeation segment decreased to 55 percent from 65 percent as compared to the prior year quarter due to additional costs associated with the increased production of the next generation products and the foreign exchanged pricing impacts on instruments made in the U.S.A and sold in foreign currencies. The gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current quarter declined by nine percentage points to 47 percent compared to 56 percent in the prior year quarter, due to primarily reduced production volume to absorb the semi-variable and fixed production related costs.

For the nine-months ended September 30, 2015 and 2014, the consolidated gross profit margins were 54 percent and 56 percent, respectively. The gross profit as a percentage of revenue for the Package Testing segment increased by four percentage points to 54 percent in the current nine-month period, compared to 50 percent in the prior year nine-month period, due to an increase in revenue volume from headspace and accessory products which have a higher level of gross profit. The gross profit as a percentage of revenue in the Permeation segment decreased to 57 percent from 64 percent as compared to the prior year period due to foreign exchange pricing impacts on instruments made in the U.S.A. and sold in foreign currencies and additional production costs related to the next generation instruments. The gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current nine-month period declined by ten percentage points to 46 percent compared to 56 percent in the prior year nine-month period, due to a decrease in volume to absorb semi-variable and fixed production related costs and an increase in our warranty reserve for a quality issue identified with sensor components in the latest release of gas chromatograph instruments.

We expect future gross profit percentages to fluctuate depending on the mix of product, service and consulting revenue and the impact of foreign currency fluctuations.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $5.8 million, or approximately 37 percent of consolidated revenue, in the three-months ended September 30, 2015, compared to $6.1 million, or approximately 37 percent of consolidated revenue, in the same period of 2014. The dollar decrease in the current quarter was primarily related a decline in foreign currency rates partially offset by increased personnel and professional fees related to our initiative to reduce the number of legal entities that we have.

SG&A expenses were $17.9 million, or approximately 39 percent of consolidated revenue, in the nine-months ended September 30, 2015, compared to $18.2 million, or approximately 38 percent of consolidated revenue, in the same period of 2014. SG&A expenses for the nine-months ended included an increase in domestic commissions due to an higher percentage of revenue to domestic destinations, additional personnel costs due to additional headcount and increased professional fees as described above. The increased SG&A costs were offset by a decline in the foreign currency rates as compared to the year ago period.

Research and Development Expenses

Research and development (R&D) expenses were $886,000, or 6 percent of consolidated revenue, in the third quarter 2015, compared to $950,000, or 6 percent of revenue, in the same period of 2014.

R&D expenses were $3.1 million, or 7 percent of consolidated revenue, in the first nine month period of 2015, compared to $3.1 million, or 6 percent of revenue, in the same period of 2014. The spending levels in all periods described above are within our planned level of spending which we project to be between 6 percent and 8 percent of revenue each year.

Other Income (Expense), net

Other income (expense), net for the three and nine-months ended September 30, 2015 and 2014 was as follows (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest income	$-	$1	$-	$3
Interest expense	(31)	(46)	(96)	(149)
Foreign currency exchange gain (loss)	(17)	(72)	186	(121)
Total other income (expense)	$(48)	$(117)	$90	$(267)

Income Tax Expense

Our provision for income tax expense was 27 percent and 29 percent of income before income taxes for the three months ended September 30, 2015 and 2014, respectively. Our provision for income tax expense was 31 percent and 30 percent of income before income taxes for the nine-months ended September 30, 2015 and 2014, respectively. The rates in the three and nine-months of 2015 and 2014 were lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower, the domestic manufacturing deduction, and the provision to return discrete items related to returns filed in the three month periods. The increase in the effective tax rate for 2015 as compared to 2014 is primarily due to the lower proportion of projected taxable income from domestic operations in 2015.

Based on current projected annual operating results, current income tax rates, and current legislation, we expect the effective tax rate for the remainder of 2015 to be consistent with our experience in the first nine-months. It is possible, however, that legislation will be enacted allowing for the research and development credit. If legislation is passed re-enacting the research and development credit for 2015 our effective tax rate would be favorably impacted. The benefit of the research and development credit in 2014 reduced the effective tax rate by 4 percentage points. We would expect similar results for 2015. The overall effective tax rate may fluctuate over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of pre-tax profits in those jurisdictions.

Operating Income and Net Income

While the strengthening of the U.S. dollar negatively impacted our revenue for the three and nine-month periods, there is much less of an effect to our operating income due to a large portion of the costs to support our international businesses are denominated in foreign currencies, which provides a natural hedge mitigating the negative effect of a strengthening dollar to operating profits. Operating income was $1.6 million in the third quarter 2015 compared to $2.5 million in the third quarter 2014. Operating income was $3.8 million for the nine-months ended September 20, 2015 compared to $5.4 million in the nine-month comparable period of 2014. The decline in the three and nine-month periods is primarily due to the decline in gross profit contribution as discussed above.

Net income was approximately $1.2 million in the third quarter 2015, compared to a net income of approximately $1.7 million in the third quarter 2014. Diluted net income per share was $0.20 and $0.29 in the three-months ended September 30, 2015 and 2014, respectively. Net income was approximately $2.7 million in the nine-months of 2015, compared to a net income of approximately $3.6 million in the nine-months of 2014. Diluted net income per share was $0.46 and $0.62 in the nine-months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents increased $81,000 to $6.4 million during the nine-months ended September 30, 2015, compared to $6.3 million at December 31, 2014. Included in the September 30, 2015 total was $5.6 million held outside of the United States. The year-to-date increase in cash and cash equivalents was primarily due to cash provided from operations of approximately $4.4 million, offset by dividend payments of $1.9 million, and purchases of fixed assets totaling $1.1 million. Of the $10.0 million available, we had $3.5 million and $3.3 million, respectively, outstanding on the revolving lines of credit as of September 30, 2015 and December 31, 2014. The U.S. revolving line of credit accrues interest at 1.50 percent over the one-month LIBOR rate, which totaled 1.70 percent at September 30, 2015. The revolving line of credit related to our U.S. borrowings are due on August 26, 2018, and we are subject to certain financial and restrictive covenants.

Our working capital, current assests minus current liabilities, went up $4.2 million to $16.3 million compared to $12.1 million as of September 30, 2015 and December 31, 2014, respectively. Our cash and cash equivalents balance was negatively impacted during the nine-months ended September 30, 2015 by approximately $376,000 due to the currency rate fluctuations.

On October 27, 2015, we implemented a Realignment Plan which is expected to reduce our cost structure by approximately $1.7 million annually by decreasing our U.S. headcount by 5 percent, including eliminating a number of recently vacant positions. The realignment activities are expected to be completed no later than December 31, 2015 and will result in a non-recurring charge of approximately $500,000 in the fourth quarter of 2015 related to separation costs. The total estimated cash payout of separation benefits is $450,000. The estimated non-cash expense is expected to be $50,000.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds has historically been cash provided by operating activities. In the first nine-months of 2015, cash provided by operations totaled approximately $4.4 million, due primarily to net income of $2.7 million, adjusted by non-cash depreciation and amortization of $1.8 million, and a decrease in accounts receivable of $704,000, a decrease in inventory of $113,000 which was offset by a decrease in accrued compensation of $1.0 million and a decrease in accounts payable of $1.5 million.

In the first nine-months of 2014, cash provided by operations totaled approximately $6.4 million, due primarily to net income of $3.6 million, non-cash depreciation and amortization of $1.9 million, an increase in deferred revenue of $588,000, and an decrease in trade accounts receivable of $843,000. These increases in cash from operating activities were partially offset from an increase in inventories of $1.3 million, and a reduction in deferred income taxes of $309,000.

Cash Flow from Investing Activities

Cash used in investing activities totaled approximately $1.1 million in the first nine-months of 2015 due primarily to the purchase of property, plant and equipment and intangible assets totaling $1.1 million.

Cash used in investing activities totaled approximately $1.1 million in the first nine-months of 2014 due primarily to the purchase of property, plant and equipment and intangible assets of $1.4 million, partially offset by the receipt of proceeds from maturities of marketable securities of $205,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first nine-months of 2015 totaled approximately $2.8 million due primarily to dividends paid of $1.9 million and payment for term debt of $692,000. These uses of cash were partially offset by the proceeds received from stock option exercises of $161,000.

Cash used in financing activities in the first nine-months of 2014 totaled approximately $3.0 million due primarily to a reduction of our term notes payable of $1.6 million and dividends paid of $1.9 million. These uses of cash were partially offset by the proceeds received from stock option exercises of $285,000 and net proceeds from our revolving line of credit of $240,000.

Although we have repurchased shares of our common stock in the past, we currently are not authorized by our Board of Directors to make repurchases of our common stock. Under the credit agreement with the Bank, we are able to purchase up to $2.0 million in shares of our common stock without the Bank’s approval.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2015 (expressed in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving lines of credit	$3,563	$-	$3,563	$-	$-
Operating and capital leases	6,570	1,076	1,651	986	2,857
Purchase obligations	3,960	3,960	-	-	-
Total contractual cash obligations	$14,093	$5,036	$5,214	$986	$2,857

In August 2015 the Company entered into a 3 year capital lease for a new phone system. The capital lease has an imputed interest rate of 1.70 percent per annum.

In connection with our Realignment Plan, we expect to make separation benefit payments of approximately $450,000 in the fourth quarter of 2015. These amounts are not included in the contractual obligations table.

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

Recently Issued Accounting Guidance

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, goodwill and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended September 30, 2015.

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

Foreign Currency Exchange Risk

Today, nearly 66 percent of our consolidated revenue is generated from international customers. In our U.S. operations, we invoice most of these customers in U.S, dollars, so we do not have significant exposure to foreign currency transaction risk. In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros, Danish krone and U.S. dollars. From time to time we use foreign exchange hedging contracts to reduce our exposure in these transactions. We also pay a number of our employees, international suppliers and service providers in their local currency which exposes us to transaction gain or loss. These have not resulted in material amounts in the past. Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. Except for the current period, we historically have not experienced any material foreign currency translation gains or losses. During the nine months ended September 30, 2015, we recognized a foreign translation gain of $186,000. Further, foreign currency translation had an unfavorable impact of $4.5 million on our revenue for the nine-month period ended September 30, 2015 compared to the prior year period.

To mitigate the effect of any further currency fluctuations in our loan obligations for Dansensor, we purchased a foreign currency contract which acted as an economic hedge against any additional gains or losses. We experienced a net $11,000 foreign currency transactional loss during the nine months ended September 30, 2015 primarily due to the weakening of European currencies affecting long lived assets on the consolidated balance sheet. Our balance sheet related translation loss is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended December 31, 2014 under the heading “Part I – Item 1A. Risk Factors.” There has been no material change in those risk factors, except for the addition of the following:

We recently implemented a realignment plan, which may result in additional or unanticipated non-recurring charges, and we may not be able to achieve the cost savings expected from these realignment efforts.

To improve our profitability, we implemented a realignment plan during the fourth quarter of 2015. These changes were made primarily to bring the Package Testing and Permeation segment sales and marketing functions under common leadership and also decrease our U.S. head count by 5 percent. These changes were also designed to strengthen our market presence and provide a cost-effective approach to achieving our objectives.

However, we may not be able to achieve the level of benefits that we expect to realize from these or any future realignment activities, within expected timeframes, or at all. Changes in the amount, timing and character of charges related to our current or future realignment activities and the failure to complete, or a substantial delay in completing, our current and any future realignment plan could have a material adverse effect on our financial results.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three and nine-month period ended September 30, 2015 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the three-months ended September 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Items 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On November 6, 2015, MOCON entered into an Employment and Transition Agreement( “Transition Agreement”) with Daniel W. Mayer, Chief Technology Officer and Executive Vice President, effective December 31, 2015. Pursuant to the terms of the Transition Agreement, Mr. Mayer's previously executed severance agreement will no longer be in effect and Mr. Mayer’s title will be Chief Technology Adviser. Further, effective January 1, 2016, Mr. Mayer will continue employment with MOCON, Inc. as a part-time employee through December 31, 2016.

Item 6.	Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Transition Agreement with Daniel W. Mayer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: November 6, 2015	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ Elissa Lindsoe
Elissa Lindsoe
Chief Financial Officer, Vice President, Treasurer and Secretary
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

EXHIBIT INDEX

Exhibit No.	Description
10.1	Transition Agreement with Daniel W. Mayer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.