Form 10-Q
period 2016-03-31
MOCON INC
filed 2016-05-06
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2016

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

YES ☐ NO ☒

As of May 2, 2016, we had 5,794,000 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2016

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets March 31, 2016 (Unaudited) and December 31, 2015	1

	Condensed Consolidated Statements of Income (Unaudited) Three-months ended March 31, 2016 and 2015	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) Three-months ended March 31, 2016 and 2015	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) Three-months ended March 31, 2016 and 2015	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5-11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20-21

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6	Exhibits	23

Signatures		24

Exhibit Index		25

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries. All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands, except share amounts)

	March 31
	2016	December 31,
	(Unaudited)	2015

ASSETS
Current assets:
Cash and cash equivalents	$5,962	$6,344
Trade accounts receivable, less allowance for doubtful accounts of $167 in 2016 and $141 in 2015	10,228	8,786
Other receivables	161	326
Inventories	7,726	7,790
Prepaid income taxes	479	559
Prepaid expenses, other	1,194	897
Total current assets	25,750	24,702

Property, plant and equipment, net of accumulated depreciation of $8,630 in 2016 and $8,154 in 2015	5,841	5,995
Goodwill	7,697	7,437
Intangible assets, net	8,999	8,986
Other assets	91	88
Deferred income taxes	216	211
TOTAL ASSETS	$48,594	$47,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable	$63	$65
Accounts payable	3,411	3,033
Accrued compensation and related expenses	3,092	3,969
Other accrued expenses	1,068	811
Accrued product warranties	242	223
Dividends payable	637	637
Deferred revenue	1,383	862
Total current liabilities	9,896	9,600

Revolving lines of credit	2,850	2,793
Notes payable	79	93
Obligations to former employees	36	34
Deferred income taxes	1,199	1,227
Accrued income taxes	201	201
Total noncurrent liabilities	4,365	4,348
Total liabilities	14,261	13,948

Shareholders' equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2016 and 2015	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,794,000 shares in 2016 and 5,792,126 shares in 2015	579	579
Additional paid-in capital	7,616	7,412
Retained earnings	30,461	30,700
Accumulated other comprehensive loss	(4,323)	(5,220)
Total shareholders' equity	34,333	33,471

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$48,594	$47,419

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - expressed in thousands, except per share amounts)

	Three Months Ended
	March 31
	2016	2015
Revenue:
Products	$11,384	$12,169
Services	2,812	2,504
Consulting	534	687
Total revenue	14,730	15,360

Cost of revenue:
Products	4,970	5,281
Services	1,174	1,053
Consulting	482	547
Total cost of revenue	6,626	6,881

Gross profit	8,104	8,479

Selling, general and administrative expenses	6,138	6,271

Research and development expenses	1,203	1,069

Operating income	763	1,139

Other income (expense), net	(35)	251

Income before income taxes	728	1,390

Income tax expense	240	482

Net income	$488	$908

Net income per common share:
Basic	$0.08	$0.16
Diluted	$0.08	$0.16

Weighted average common shares outstanding:
Basic	5,797	5,742
Diluted	5,816	5,837

Cash dividends declared per common share	$0.11	$0.11

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - expressed in thousands)

	Three Months Ended
	March 31
	2016	2015

Net income	$488	$908

Other comprehensive income (loss):
Cumulative translation adjustment	897	(2,713)

Comprehensive income (loss)	$1,385	$(1,805)

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - expressed in thousands)

	Three Months Ended
	March 31
	2016	2015
Cash flows from operating activities:
Net income	$488	$908
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	186	161
Change in fair value of derivative instrument	-	11
Loss on disposition of long-term assets	18	6
Depreciation and amortization	689	605
Deferred income taxes	(171)	(59)
Excess tax benefit from employee stock plans	-	(1)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,233)	(209)
Other receivables	174	(66)
Inventories	165	(441)
Prepaid income taxes	(345)	237
Prepaid expenses, other	(222)	(122)
Accounts payable	399	(1,312)
Accrued compensation and related expenses	(966)	(464)
Other accrued expenses	121	312
Accrued product warranties	16	83
Accrued income taxes	276	255
Deferred revenue	498	890
Net cash provided by operating activities	93	794

Cash flows from investing activities:
Purchases of property, plant and equipment	(137)	(458)
Proceeds from sale of property and equipment	43	9
Cash paid for patents and other intangible assets	(8)	(51)
Other	-	(1)
Net cash used in investing activities	(102)	(501)

Cash flows from financing activities:
Proceeds from the revolving lines of credit	850	5,843
Payments on the revolving lines of credit	(793)	(5,858)
Payments on notes payable and seller financed note payable	(17)	(232)
Proceeds from the exercise of stock options	19	106
Excess tax benefit from employee stock plans	-	1
Dividends paid	(637)	(632)
Net cash used in financing activities	(578)	(772)

Effect of exchange rate changes on cash and cash equivalents	205	(553)

Net decrease in cash and cash equivalents	(382)	(1,032)

Cash and cash equivalents:
Beginning of period	6,344	6,332
End of period	$5,962	$5,300

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$205	$114
Cash paid during the period for interest	$26	$9

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$637	$632
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$142	$470
Transfers of inventory to fixed assets	$32	$10

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2016

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of income and comprehensive income (loss), for the three-months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at March 31, 2016, and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the Securities and Exchange Commission.

MOCON Inc. and its subsidiaries, develops, manufacturers and markets measurement, analytical, monitoring and consulting services for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, environmental, air quality monitoring, oil and gas exploration and other industries throughout the world.

We report our operating segments as Package Testing Products and Services (“Package Testing”), Permeation Products and Services (“Permeation”), and Industrial Analyzers Products and Services and Other (“Industrial Analyzers and Other”) for financial reporting purposes.

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Inventories

Inventories consist of the following (expressed in thousands):

	March 31,	December 31,
	2016	2015

Finished products	$1,555	$1,366
Work-in-process	2,280	2,375
Raw materials	3,891	4,049
Total Inventory	$7,726	$7,790

Note 3 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three-months ended March 31, 2016 and 2015 (expressed in thousands):

	Three Months Ended March 31,
	2016	2015

Weighted shares of common stock outstanding - basic	5,797	5,742
Dilutive impact of share-based awards	19	95
Weighted shares of common stock outstanding - diluted	5,816	5,837

Outstanding stock options totaling 666,235 and 145,200 for the three-months ended March 31, 2016 and March 31, 2015, respectively, were excluded from the net income per common share calculation because the shares would be anti-dilutive.

Note 4 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2016 were as follows (expressed in thousands):

	Package		Industrial
	Testing	Permeation	Analyzers & Other	Total

Balance as of December 31, 2015	$4,967	$1,860	$610	$7,437
Foreign currency translation	198	62	-	260
Balance as of March 31, 2016	$5,165	$1,922	$610	$7,697

We test goodwill for impairment annually at the reporting unit level using a fair value approach. We will perform our annual impairment test for goodwill in the fourth quarter or earlier if impairment indicators are identified.

Other intangible assets (all of which are being amortized except projects in process) are as follows (expressed in thousands):

	As of March 31, 2016
		Accumulated
	Cost	Amortization	Net

Patents	$1,874	$(456)	$1,418
Trademarks and trade names	3,455	(819)	2,636
Developed technology	6,386	(2,838)	3,548
Customer relationships	747	(332)	415
Internally developed software	1,085	(181)	904
Other intangibles	214	(136)	78
	$13,761	$(4,762)	$8,999

	As of December 31, 2015
		Accumulated
	Cost	Amortization	Net

Patents	$1,844	$(439)	$1,405
Trademarks and trade names	3,321	(751)	2,570
Developed technology	6,121	(2,551)	3,570
Customer relationships	716	(298)	418
Internally developed software	1,085	(154)	931
Other intangibles	214	(122)	92
	$13,301	$(4,315)	$8,986

Total amortization expense for the three-months ended March 31, 2016 and March 31, 2015 was $299,000 and $289,000, respectively. Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use. Estimated amortization expense for the remainder of 2016 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of March 31, 2016 is as follows (expressed in thousands):

2016	$892
2017	1,161
2018	1,129
2019	1,125
2020	1,123
2021 & Thereafter	2,891
$8,321

Note 5 – Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following (expressed in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$(5,220)	$(2,792)
Foreign currency translation adjustments	897	(2,713)
Accumulated other comprehensive (loss)	$(4,323)	$(5,505)

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

Warranty provisions and claims for the three-months ended March 31, 2016 and March 31, 2015 were as follows (expressed in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$223	$285
Warranty provisions	144	200
Warranty claims	(125)	(131)
Ending Balance	$242	$354

Note 7 – Debt

Notes payable consists of the following (expressed in thousands):

	March 31, 2016	December 31, 2015

Capital Leases	$142	$158
Less current portion of long-term notes payable	63	65
Total long-term notes payable	$79	$93

In the U.S., we have a $10.0 million secured revolving line of credit with a maturity date of August 26, 2018. Interest is charged monthly at one-month LIBOR (0.44 percent) plus 1.50 basis points which totaled 1.94 percent at March 31, 2016 and 1.74 percent at December 31, 2015. The line of credit is secured by our assets with the exception of the number of shares of outstanding stock of Dansensor that exceeds 65 percent of the shares outstanding. We had $2.9 million and $2.8 million outstanding on the line of credit at March 31, 2016 and December 31, 2015. Additionally, Dansensor has a DKK 10 million (approximately $1.5 million) available line of credit of which no amounts were outstanding as of March 31, 2016 and December 31, 2015. Outstanding borrowings on the Denmark line of credit are charged interest at 4.35 percent per year.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, acquisitions, making capital and lease expenditures and making share repurchases. We are in compliance with our debt covenants at March 31, 2016 and expect to remain in compliance through the next twelve months.

As of March 31, 2016, the future minimum principal payments of the notes payable for the remainder of 2016 and each of the three succeeding fiscal years to the maturity of the note are as follows (expressed in thousands):

2016	$49
2017	56
2018	37
Total	$142

Note 8 – Realignment Expenses

During 2015, we implemented a Realignment Plan in order to simplify our business structure by reducing the number of legal entities and by combining the sales and marketing teams of our Package Testing and Permeation segments under common leadership. As of December 31, 2015 approximately $483,000 was included in Accrued Compensation and related expenses and approximately $137,000 was included in Accounts payable on the consolidated balance sheet. During the three-months ended March 31, 2016 no additional amounts were expensed and cash payments were approximately $508,000 related to the Realignment Plan. As of March 31, 2016 approximately $112,000 is included in Accrued compensation and related expenses on the consolidated balance sheet and is expected to be paid by December 31, 2016.

Note 9 – Income Taxes

Our provision for income tax expense was 33 percent and 35 percent of income before income taxes for the three-months ended March 31, 2016 and March 31, 2015, respectively. The rate in the three-months ended of March 31, 2016 and March 31, 2015 were lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower, the domestic manufacturing deduction and the research credit. The decrease in the effective tax rate for 2016 as compared to 2015 is primarily due to permanent enactment of the research and development credit whereby previously the related tax credit was not in the effective tax rate until enacted later in the year.

As of March 31, 2016 and December 31, 2015, the liability for gross unrecognized tax benefits was $187,000. With the exception of lapsing statutes of limitation it is expected that the amount of unrecognized tax benefits for positions which we have identified will not materially change in the next twelve months.

Note 10 – Share-Based Compensation

Stock Option Plans

As of March 31, 2016, we have reserved 374,957 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2006 and 2015 stock incentive plans, and 782,160 shares for options that have been granted under either the 2006 or 2015 stock incentive plan. We issue new shares of common stock upon exercise of stock options.

Amounts recognized in the condensed consolidated financial statements related to share-based compensation are as follows (expressed in thousands):

	Three Months Ended March 31,
	2016	2015

Total cost of share-based compensation	$186	$161
Amount of income tax benefit recognized in earnings	-	(21)
Amount charged against net income	$186	$140

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

A summary of the option activity for the first three months of 2016 is as follows (expressed in thousands, except share and per share amounts):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)

Options outstanding, December 31, 2015	797,378	$14.91	4.7	$453
Granted	-	-	-	-
Exercised	(2,600)	11.09	-	-
Cancelled or expired	(12,618)	15.58	-	-
Options outstanding, March 31, 2016	782,160	$14.92	4.5	$261
Options exercisable, March 31, 2016	497,485	$14.91	3.3	$252

The total intrinsic value of options exercised was $7,000 and $142,000 during the three-months ended March 31, 2016 and March 31, 2015, respectively.

As of March 31, 2016, there was $769,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of option shares vested during the three-months ended March 31, 2016 and March 31, 2015 was zero and $88,000, respectively.

Employee Stock Purchase Plan

On May 27, 2015, our shareholders approved the 2015 Employee Stock Purchase Plan (“Purchase Plan”) whereby 50,000 shares of common stock will be available for future sale. The first offering period began on January 1, 2016 and provides participants an option to purchase shares of our common stock at a price per share equal to 85 percent of the value of the share of common stock at the beginning or end of the offering period (whichever is less).

Note 11 – Business Segments

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Intersegment revenue for the three months ended March 31, 2016 and March 31, 2015 were insignificant.

Financial information by reportable segment for the three-months ended March 31, 2016 and March 31, 2015 is as follows (expressed in thousands):

	Three Months Ended March 31, 2016
	Revenue	Operating Income (loss)
Package Testing	$7,002	$847
Permeation	5,283	306
Industrial Analyzers and Other	2,445	(390)
Total	$14,730	$763

	Three Months Ended March 31, 2015
	Revenue	Operating Income (loss)
Package Testing	$6,756	$887
Permeation	6,102	678
Industrial Analyzers and Other	2,502	(426)
Total	$15,360	$1,139

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of revenue, for the three-months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Revenue	100.0	100.0
Cost of revenue	45.0	44.8
Gross profit	55.0	55.2
Selling, general and administrative expenses	41.7	40.8
Research and development expenses	8.2	7.0
Operating income	5.1	7.4
Other income (expense), net	(0.2)	1.6
Income before income taxes	4.9	9.0
Income tax expense	1.6	3.1
Net income	3.3	5.9

Comparison of Financial Results for the Three-Months Ended March 31, 2016 to March 31, 2015

Revenue

Total revenue for the three-months ended March 31, 2016 was $14.7 million, which is 4 percent lower compared to $15.4 million reported in the same period in 2015. The revenue decline is due to a decrease in revenue of 13 percent and 2 percent for the Permeation and Industrial Analyzers and Other segment, respectively, offset by continued growth of 4 percent for the quarter in the Package Testing segment.

Revenue to foreign customers for the three-months ended March 31, 2016 and 2015, respectively, amounted to 68 percent and 67 percent of total consolidated revenue.

The following table summarizes total revenue by reporting segments for the three-months ended March 31, 2016 and 2015 (expressed in thousands):

	Three Months Ended March 31,

	2016	2015
Package Testing	$7,002	$6,756
Permeation	5,283	6,102
Industrial Analyzers and Other	2,445	2,502
Total Sales	$14,730	$15,360

The following table sets forth the relationship between various components of domestic and foreign revenue for the three-months ended March 31, 2016 and March 31, 2015 (expressed in thousands):

	Three Months Ended March 31,
	2016	2015
Domestic Revenue	$4,642	$5,010
Foreign Revenue:
Europe	6,434	6,269
Asia	2,876	3,079
Other	778	1,002
Total Foreign Revenue	10,088	10,350
Total Revenue	$14,730	$15,360

Package Testing Products and Services – Revenue in our Package Testing segment increased 4 percent for the three-months ended March 31, 2016, compared to the same period in the prior year, and accounted for 48 percent and 44 percent of our consolidated first quarter revenue in 2016 and 2015, respectively. The increase is due to an increase in demand for our on-line and mixer products as compared to the prior year period. Revenue from foreign destinations comprised 76 percent and 74 percent of total revenue in this segment for the three-months ended March 31, 2016 and March 31, 2015, respectively.

Permeation Testing Products and Services – Revenue in our Permeation segment decreased 13 percent for the three-months ended March 31, 2016 compared to the same period in the prior year, and accounted for 36 percent and 40 percent of our consolidated first quarter revenue in 2016 and 2015, respectively. The decrease in the current period is largely attributable to decreased sales in the domestic markets for instrumentation and a decline in consulting service revenue. In addition, we believe the decline was driven by the sales force realignment as we combined our sales and marketing teams for Permeation and Package Testing as announced during the fourth quarter of 2015. Foreign revenue comprised 71 percent and 64 percent of the shipments in this segment in the first quarter of 2016 and 2015, respectively.

Industrial Analyzers Products and Services and Other – Revenue in our Industrial Analyzers and Other segment, which accounted for 16 percent for both of our consolidated first quarter revenue in 2016 and 2015, decreased 2 percent during the first quarter 2016 when compared to the same period in 2015. Revenue in this segment is comprised mainly of instruments, sensors and services provided by our Industrial Analyzer products. The decline in revenue for the three month period ended March 31, 2016 compared to the prior year period was due to the continued declines in the oil and gas exploration markets. The declines experienced from the oil and gas exploration markets was offset by an increase in revenue of approximately $0.5 million from our OEM sensor and detectors, which are primarily used in environmental monitoring and worker safety applications, which impacted the domestic and foreign revenue mix. Revenue to foreign destinations comprised 40 percent and 57 percent of total revenue in this segment for the three-months ended March 31, 2016 and 2015, respectively.

Gross Profit

For both the three-months ended March 31, 2016 and 2015, the consolidated gross profit margins were 55 percent. The gross profit as a percentage of revenue for our Package Testing segment increased by four percentage points to 58 percent in the current quarter, compared to 54 percent in the prior year quarter, due to an increased volume and organizational changes as part of our process improvement initiatives. The gross profit as a percentage of revenue in the Permeation segment decreased to 57 percent from 59 percent as compared to the prior year quarter due to a decline in the volume of consulting revenue of which is supported primarily by a fixed cost structure. Gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current quarter declined by five percentage points to 44 percent compared to 49 percent in the prior year quarter, due to an increase in the volume of OEM sensor and detector related revenue which are lower margin products than instruments.

We expect future gross profit percentages to fluctuate depending on the mix of product, service and consulting revenue and the impact of foreign currency fluctuations.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $6.1 million, or approximately 42 percent of consolidated revenue, in the three-months ended March 31, 2016, compared to $6.3 million, or approximately 41 percent of consolidated revenue, in the same period of 2015. The dollar decrease in the current quarter was primarily related to cost reductions from our previously announced Realignment Plan which were offset in part by increased professional fees, new hires made throughout April to December 2015, and accrued severance.

Research and Development Expenses

Research and development (R&D) expenses were $1.2 million, or 8 percent of consolidated revenue in the first quarter 2016, compared to $1.1 million, or 7 percent of revenue in the same period of 2015. The spending levels described above are within our planned level of spending which we project to be between 6 percent and 8 percent of revenue each year.

Other Income (Expense), net

Other income (expense), net for the three-months ended March 31, 2016 and 2015 was as follows (expressed in thousands):

	Three Months Ended March 31,
	2016	2015

Interest expense	$(26)	$(27)
Foreign currency exchange gain (loss)	(9)	278
Total other income (expense)	$(35)	$251

The three months ended March 31, 2015 foreign currency exchange gain of $278,000 was primarily a result of the timing of payments made in foreign currencies during the first quarter of 2015 for payables incurred prior to the strengthening of the U.S. dollar.  During 2016, foreign currency exchange rates have not experienced significant fluctuations as compared to 2015.

Income Tax Expense

Our provision for income tax expense was 33 percent and 35 percent of income before income taxes for the three months ended March 31, 2016 and 2015, respectively. The rates in the three-months of 2016 and 2015 were lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower, the domestic manufacturing deduction and the research credit. The decrease in the effective tax rate for 2016 as compared to 2015 is primarily due to permanent enactment of the research and development credit whereas previously the related tax credit was not in the effective tax rate until enacted later in the year.

Based on current projected annual operating results, current income tax rates, and current legislation, we expect the effective tax rate for the remainder of 2016 to be consistent with our experience in the first three-months. The overall effective tax rate may fluctuate over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of pre-tax profits in each of these jurisdictions.

Operating Income and Net Income

Operating income was $763,000 million in the first quarter 2016 compared to $1.1 million in the first quarter of 2015. The decline in the three-month periods is primarily due to the decline in gross profit contribution as discussed above.

Net income was approximately $488,000 in the first quarter 2016, compared to a net income of approximately $908,000 in the first quarter 2015. Diluted net income per share was $0.08 and $0.16 in the three-months ended March 31, 2016 and March 31, 2015, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents decreased $382,000 to $6.0 million during the three-months ended March 31, 2016, compared to $6.3 million at December 31, 2015. Of the March 31, 2016 balance, $5.5 million was held outside of the United States. The year-to-date decrease in cash and cash equivalents was primarily due to dividend payments of $637,000 and purchases of property, plant and equipment totaling $137,000, and payments related to the Realignment Plan of $508,000, offset by cash provided from operations of approximately $93,000. Of the $10.0 million available, we had $2.9 million and $2.8 million, respectively, outstanding on the revolving lines of credit as of March 31, 2016 and December 31, 2015. The U.S. revolving line of credit accrues interest at 1.50 percent over the one-month LIBOR rate, which totaled 1.94 percent at March 31, 2016. The revolving line of credit related to our U.S. borrowings are due on August 26, 2018, and we are subject to certain financial and restrictive covenants.

Our working capital, current assets minus current liabilities, increased by $752,000 to $15.8 million compared to $15.1 million as of March 31, 2016 and December 31, 2015, respectively. Our cash and cash equivalents balance was positively impacted during the three-months ended March 31, 2015 by approximately $205,000 due to the currency rate fluctuations.

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

A significant amount of our earnings are generated outside of the U.S.A. and are indefinitely reinvested in non-U.S.A. subsidiaries, resulting in the majority of our cash being held outside the U.S.A. which are available for use by our non-U.S.A. operations. If these funds were repatriated to the U.S.A. or used for U.S.A. operations, the amounts would be subject to U.S.A. tax. Therefore, as we continue to accumulate earnings outside of the U.S.A, we intend to use the cash generated from U.S.A operations as well as borrowings to meet our U.S.A. cash needs. Should we require more capital in the U.S.A. than is generated by our U.S.A. operations, we could elect to repatriate earnings from our non-U.S.A. subsidiaries, seek additional borrowing capacity or to raise additional capital in the U.S.A. These alternatives could result in higher effective income tax rates, additional interest expense or other dilution of our earnings.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds has historically been cash provided by operating activities. In the first three-months of 2016, cash provided by operations totaled approximately $93,000, due primarily to net income of $488,000, adjusted by non-cash depreciation and amortization of $689,000, and a decrease in inventory of $165,000 and an increase in accounts payable of $399,000 which was offset by an increase in accounts receivable of $1.2 million, a decrease in accrued compensation of $966,000 due primarily to severance and annual bonus payments.

In the first three-months of 2015, cash provided by operations totaled approximately $794,000, due primarily to net income of $908,000, non-cash depreciation and amortization of $605,000, an increase in deferred revenue of $890,000, and an decrease in accounts payable of $1.3 million. These changes in cash from operating activities were partially offset from a decrease in inventories of $441,000, and a reduction in accounts receivable of $209,000.

Cash Flow from Investing Activities

Cash used in investing activities totaled approximately $102,000 in the first three-months of 2016 due primarily to the purchase of property, plant and equipment and intangible assets totaling $137,000.

Cash used in investing activities totaled approximately $501,000 in the first three-months of 2015 due primarily to the purchase of property, plant and equipment and intangible assets totaling $458,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first three-months of 2016 totaled approximately $578,000 due primarily to dividends paid of $637,000 offset by the payments less proceeds for the line of credit of $41,000.

Cash used in financing activities in the first three-months of 2015 totaled approximately $772,000 due primarily to a reduction of our term notes payable of $232,000 and dividends paid of $632,000. These uses of cash were partially offset by the proceeds received from stock option exercises of $106,000.

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

Recently Issued Accounting Guidance

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

Inventory – Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of this guidance on our results of operations and financial position.

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

Stock Compensation

In March 2016, The FASB issued ASU 2016-09, Compensation-Stock Compensation. ASU 2016-09 is in an effort to reduce cost and complexity and improve the accounting for share-based payment awards issued to employees for public and private companies. The new guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption of the update is permitted. We are currently evaluating the impact of this guidance on our results of operations and financial position.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, goodwill and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2016.

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

●	Decline in overall economic or business conditions;
●	Failure to comply with our bank covenants;

●	Failure to develop new products and applications, or acquire complementary businesses and productions;
●	Failure to attract and retain qualified managerial and technical personal;
●	The impact of technological changes that could render our products obsolete;
●	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;
●	The impact of cash held outside the United States;
●	The impact of the Euro value decline against the United States dollar;
●	Fluctuations in foreign currency exchange rates and interest rates;
●	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;
●	Reliance on patents, domestic trademarks laws, trade secrets and contractual provisions;
●	Exposure to the fluctuation of our common stock market price;
●	Compliance with securities laws and regulations;
●	Exposure to risks in evaluation of internal control;
●	Increases in prices for raw materials;
●	Effects of introducing new products into the marketplace with minimal acceptance concurrently;
●	Declining oil prices adversely affecting our revenue in Industrial Analyzers and Other segment;
●	Unanticipated charges and unknown cost savings through a realignment plan

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Today, nearly 68 percent of our consolidated revenue is generated from international customers. In our U.S. operations, we invoice most of these customers in U.S, dollars, so we do not have significant exposure to foreign currency transaction risk. In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros, Danish krone and U.S. dollars. From time to time we use foreign exchange hedging contracts to reduce our exposure in these transactions. We also pay a number of our employees, international suppliers and service providers in their local currency which exposes us to transaction gain or loss. These have not resulted in material amounts in the past. Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. Except for the 2015 period, we historically have not experienced any material foreign currency translation gains or losses. During the three months ended March 31, 2016, we recognized a foreign translation loss of $9,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.     Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Part I – Item 1A. Risk Factors.” There has been no material change in those risk factors.

Item 2.         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three-month period ended March 31, 2016 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the three-months ended March 31, 2016.

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: May 6, 2016	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ Elissa Lindsoe
Elissa Lindsoe
Chief Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2016

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.