Form 10-Q
period 2016-06-30
MOCON INC
filed 2016-08-09
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2016

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

YES ☐ NO ☒

As of August 2, 2016, we had 5,798,603 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2016

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands, except share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$6,789	$6,344
Trade accounts receivable, less allowance for doubtful accounts of $165 in 2016 and $141 in 2015	10,449	8,786
Other receivables	296	326
Inventories	7,655	7,790
Prepaid income taxes	260	559
Prepaid expenses, other	962	897
Total current assets	26,411	24,702

Property, plant and equipment, net of accumulated depreciation of $8,289 in 2016 and $8,154 in 2015	5,588	5,995
Goodwill	7,508	7,437
Intangible assets, net	8,636	8,986
Other assets	90	88
Deferred income taxes	212	211
TOTAL ASSETS	$48,445	$47,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable	$60	$65
Accounts payable	3,048	3,033
Accrued compensation and related expenses	3,860	3,969
Other accrued expenses	1,086	811
Accrued product warranties	232	223
Dividends payable	637	637
Deferred revenue	1,436	862
Total current liabilities	10,359	9,600

Revolving lines of credit	2,350	2,793
Notes payable	65	93
Obligations to former employees	35	34
Deferred income taxes	1,051	1,227
Accrued income taxes	201	201
Total noncurrent liabilities	3,702	4,348
Total liabilities	14,061	13,948

Shareholders' equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2016 and 2015	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,798,103 shares in 2016 and 5,792,126 shares in 2015	580	579
Additional paid-in capital	7,829	7,412
Retained earnings	30,628	30,700
Accumulated other comprehensive loss	(4,653)	(5,220)
Total shareholders' equity	34,384	33,471

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$48,445	$47,419

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - expressed in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Products	$12,244	$12,032	$23,628	$24,201
Services	2,702	2,338	5,514	4,842
Consulting	685	679	1,219	1,366
Total revenue	15,631	15,049	30,361	30,409

Cost of revenue:
Products	5,085	5,497	10,055	10,783
Services	1,294	1,016	2,468	2,064
Consulting	481	511	963	1,058
Total cost of revenue	6,860	7,024	13,486	13,905

Gross profit	8,771	8,025	16,875	16,504

Selling, general and administrative expenses	5,870	5,707	12,008	11,978

Research and development expenses	1,298	1,126	2,501	2,195

Realignment Expense	750	128	750	128

Operating income	853	1,064	1,616	2,203

Other income (expense), net	309	(113)	274	138

Income before income taxes	1,162	951	1,890	2,341

Income tax expense	373	305	613	787

Net income	$789	$646	$1,277	$1,554

Net income per common share:
Basic	$0.14	$0.11	$0.22	$0.27
Diluted	$0.14	$0.11	$0.22	$0.27

Weighted average common shares outstanding:
Basic	5,794	5,750	5,793	5,746
Diluted	5,817	5,846	5,813	5,840

Cash dividends declared per common share	$0.11	$0.11	$0.22	$0.22

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - expressed in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$789	$646	$1,277	$1,554

Other comprehensive income (loss):
Cumulative translation adjustment	(330)	520	567	(2,193)

Comprehensive income (loss)	$459	$1,166	$1,844	$(639)

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - expressed in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,277	$1,554
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	375	322
Change in fair value of derivative instrument	-	(3)
(Gain) Loss on disposition of long-term assets	63	(16)
Gain on sale of business	(352)	-
Depreciation and amortization	1,387	1,220
Deferred income taxes	(234)	(106)
Excess tax benefit from employee stock plans	(2)	(2)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,603)	511
Other receivables	37	7
Inventories	131	(650)
Prepaid income taxes	(145)	432
Prepaid expenses, other	(29)	(180)
Accounts payable	176	(888)
Accrued compensation and related expenses	(554)	(962)
Other accrued expenses	39	293
Accrued product warranties	8	20
Accrued income taxes	354	294
Deferred revenue	571	281
Net cash provided by operating activities	1,499	2,127

Cash flows from investing activities:
Proceeds from sale of business	500	-
Purchases of property, plant and equipment	(326)	(861)
Proceeds from sale of property and equipment	50	54
Cash paid for patents and other intangible assets	(64)	(124)
Other	-	(2)
Net cash provided by (used in) investing activities	160	(933)

Cash flows from financing activities:
Proceeds from the revolving lines of credit	1,100	11,730
Payments on the revolving lines of credit	(1,543)	(11,125)
Payments on notes payable and seller financed note payable	(33)	(538)
Proceeds from the exercise of stock options	41	149
Excess tax benefit from employee stock plans	2	2
Dividends paid	(1,275)	(1,264)
Net cash used in financing activities	(1,708)	(1,046)

Effect of exchange rate changes on cash and cash equivalents	494	(461)

Net increase (decrease) in cash and cash equivalents	445	(313)

Cash and cash equivalents:
Beginning of period	6,344	6,332
End of period	$6,789	$6,019

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$304	$229
Cash paid during the period for interest	$41	$67

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$638	$633
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$94	$123
Transfers of inventory to fixed assets	$94	$28

The Company sold a portion of the business on May 18, 2016.
The reconciliation of cash received and assets removed is as follows (in thousands):
Proceeds from sale of business	$500
Goodwill	(57)
Property, Plant, and Equipment, net	(29)
Inventory	(30)
Other Assets and Liabilities	(32)
Total gain on sale of business	$352

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2016

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of income and comprehensive income (loss), for the three and six-months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at June 30, 2016, and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

The results of operations for the three and six-month period ended June 30, 2016 are not necessarily indicative of operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the Securities and Exchange Commission.

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

Note 2 – Sale of Business

On January 14, 2016, we entered into an Asset Purchase Agreement, as amended on May 18, 2016 (the “Agreement”) with Volatile Analysis Corporation (“VAC”) pursuant to which we agreed to sell to VAC the assets exclusively used in its business of providing equipment and analytical chemistry services and related formulation, product development, and consulting services, primarily focused on identification of odors and aromas. This business was included in our Permeation segment and conducted from our Round Rock, Texas facility. The purchase and sale of the assets was finalized and closed on May 18, 2016. We received proceeds of $500,000 resulting in a realized gain of $352,000, which is included in other income (expense), net on the consolidated income statement. The remaining $800,000 owed by VAC in accordance with the Agreement will be recognized on the cost recovery method upon receipt. This business does not qualify for discontinued operations or available for sale treatment since it does not represent a strategic shift that had or will have a major effect on our operations and financial results.

Note 3 – Inventories

Inventories consist of the following (expressed in thousands):

	June 30, 2016	December 31, 2015

Finished products	$1,891	$1,366
Work-in-process	1,915	2,375
Raw materials	3,849	4,049
Total Inventory	$7,655	$7,790

Note 4 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three and six-months ended June 30, 2016 and 2015 (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Weighted shares of common stock outstanding - basic	5,794	5,750	5,793	5,746
Dilutive impact of share-based awards	23	96	20	94
Weighted shares of common stock outstanding - diluted	5,817	5,846	5,813	5,840

Outstanding stock options totaling 634,635 and 201,950 for the three-months ended June 30, 2016 and June 30, 2015, respectively, and 659,635 and 246,250 for the six-months ended June 30, 2016 and June 30, 2015, respectively, were excluded from the net income per common share calculation because the shares would be anti-dilutive.

Note 5 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2016 were as follows (expressed in thousands):

	Package Testing	Permeation	Industrial Analyzers & Other	Total

Balance as of December 31, 2015	$4,967	$1,860	$610	$7,437
Foreign currency translation	101	27	-	128
Sale of business	-	(57)	-	(57)
Balance as of June 30, 2016	$5,068	$1,830	$610	$7,508

We test goodwill for impairment annually at the reporting unit level using a fair value approach. We will perform our annual impairment test for goodwill in the fourth quarter or earlier if impairment indicators are identified.

Other intangible assets (all of which are being amortized except projects in process) are as follows (expressed in thousands):

	As of June 30, 2016
	Cost	Accumulated Amortization	Net

Patents	$1,939	$(473)	$1,466
Trademarks and trade names	3,385	(843)	2,542
Developed technology	6,256	(2,954)	3,302
Customer relationships	732	(346)	386
Internally developed software	1,085	(209)	876
Other intangibles	214	(150)	64
	$13,611	$(4,975)	$8,636

	As of December 31, 2015
	Cost	Accumulated Amortization	Net

Patents	$1,844	$(439)	$1,405
Trademarks and trade names	3,321	(751)	2,570
Developed technology	6,121	(2,551)	3,570
Customer relationships	716	(298)	418
Internally developed software	1,085	(154)	931
Other intangibles	214	(122)	92
	$13,301	$(4,315)	$8,986

Total amortization expense for the three-months ended June 30, 2016 and June 30, 2015 was $295,000 and $295,000, respectively, and $588,000 and $590,000, respectively, for the six-months ended June 30, 2016 and June 30, 2015. Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use. Estimated amortization expense for the remainder of 2016 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of June 30, 2016 is as follows (expressed in thousands):

2016	$587
2017	1,148
2018	1,116
2019	1,111
2020	1,110
2021 & Thereafter	2,922
$7,994

Note 6 – Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$(4,323)	$(5,505)	$(5,220)	$(2,792)
Foreign currency translation adjustments	(330)	520	567	(2,193)
Accumulated other comprehensive loss	$(4,653)	$(4,985)	$(4,653)	$(4,985)

Note 7 – Warranty

We provide a warranty for most of our products. Warranties are generally for periods ranging from ninety days to one year, and cover parts and labor for non-maintenance repairs. Operator abuse, improper use, alteration, damage resulting from accident, or failure to follow manufacturer’s directions are excluded from warranty coverage.

Warranty expense is accrued at the time of sale based on historical claims experience. Generally, warranty reserves are also accrued for special rework campaigns for known major product modifications. We also offer extended warranty service contracts for select products when the factory warranty period expires.

Warranty provisions and claims for the three and six-months ended June 30, 2016 and June 30, 2015 were as follows (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$242	$354	$223	$285
Warranty provisions	61	16	205	217
Warranty claims	(71)	(77)	(196)	(209)
Ending Balance	$232	$293	$232	$293

Note 8 – Debt

Notes payable consists of the following (expressed in thousands):

	June 30, 2016	December 31, 2015

Capital Leases	$125	$158
Less current portion of long-term notes payable	60	65
Total long-term notes payable	$65	$93

In the U.S., we have a $10.0 million secured revolving line of credit with a maturity date of August 26, 2018. Interest is charged monthly at one-month LIBOR (0.47 percent) plus 1.5 percent which totaled 1.97 percent at June 30, 2016 and 1.74 percent at December 31, 2015. The line of credit is secured by our assets with the exception of the number of shares of outstanding stock of Dansensor that exceeds 65 percent of the shares outstanding. We had $2.4 million and $2.8 million outstanding on the line of credit at June 30, 2016 and December 31, 2015. Additionally, Dansensor has a DKK 10 million (approximately $1.5 million) available line of credit of which no amounts were outstanding as of June 30, 2016 and December 31, 2015. Outstanding borrowings on the Denmark line of credit are charged interest at 4.35 percent per year.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, acquisitions, making capital and lease expenditures and making share repurchases. We are in compliance with our debt covenants at June 30, 2016 and expect to remain in compliance through the next twelve months.

As of June 30, 2016, the future minimum principal payments of the notes payable for the remainder of 2016 and each of the three succeeding fiscal years to the maturity of the note are as follows (expressed in thousands):

Minimum principal Payments
2016	$33
2017	56
2018	36
Total	$125

Note 9 – Realignment Expenses

During 2015, we implemented a Realignment Plan in order to simplify our business structure by reducing the number of legal entities and by combining the sales and marketing teams of our Package Testing and Permeation segments under common leadership. As of December 31, 2015, approximately $483,000 was included in Accrued Compensation and related expenses and approximately $137,000 was included in Accounts payable on the consolidated balance sheet.

During the three months ended June 30, 2016, management concluded to eliminate the chief operating officer position and a divisional executive position. These two positions have severance agreements for the payment upon the occurrence of certain termination events. As a result, $750,000 of realignment expense was recognized during the three and six-months ended June 30, 2016.

Amounts accrued, realignment expense and cash payments for the three and six-months ended June 30, 2016 and June 30, 2015 were as follows (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning Balance	$112	$-	$620	$-
Realignment Expense	750	128	750	128
Cash Payments	(56)	-	(564)	-
Ending Balance	$806	$128	$806	$128

As of June 30, 2016, approximately $806,000 is included in Accrued compensation and related expenses on the consolidated balance sheet and is expected to be paid by the end of 2017.

Note 10 – Income Taxes

Our provision for income tax expense was 32 percent of income before income taxes for each of the three-months ended June 30, 2016 and June 30, 2015. Our provision for income tax expense was 32 percent and 34 percent of income before income taxes for the first half ended June 30, 2016 and June 30, 2015, respectively. The rate in the second quarters and first halves 2016 and 2015 were lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower, the domestic manufacturing deduction and the research credit. The decrease in the effective tax rate for the first six months of 2016 as compared to 2015 is primarily due to permanent enactment of the research and development credit whereby previously the related tax credit was not in the effective tax rate until enacted later in the year.

As of June 30, 2016 and December 31, 2015, the liability for gross unrecognized tax benefits was $187,000. With the exception of lapsing statutes of limitation it is expected that the amount of unrecognized tax benefits for positions which we have identified will not materially change in the next twelve months.

Note 11 – Share-Based Compensation

Stock Option Plans

As of June 30, 2016, we have reserved 345,800 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2015 stock incentive plan, and 773,260 shares for options that have been granted under either the 2006 or 2015 stock incentive plan. We issue new shares of common stock upon exercise of stock options.

Amounts recognized in the condensed consolidated financial statements related to share-based compensation are as follows (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Total cost of share-based compensation	$186	$161	$375	$322
Amount of income tax benefit recognized in earnings	(5)	(21)	(5)	(42)
Amount charged against net income	$181	$140	$370	$280

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

A summary of the option activity for the first six months of 2016 is as follows (expressed in thousands, except share and per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Options outstanding, December 31, 2015	797,378	$14.91	4.7	$453
Granted	-	-	-	-
Exercised	(4,900)	10.43	-	-
Cancelled or expired	(19,218)	15.71	-	-
Options outstanding, June 30, 2016	773,260	$14.92	4.2	$292
Options exercisable, June 30, 2016	492,985	$14.94	3.1	$278

The total intrinsic value of options exercised was $11,000 and $42,000 during the three-months ended June 30, 2016 and June 30, 2015, respectively, and $17,000 and $183,000 during the six-months ended June 30, 2016 and June 30, 2015, respectively.

As of June 30, 2016, there was $583,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 0.8 years. The total fair value of option shares vested during the three-months ended June 30, 2016 and June 30, 2015 was zero and $88,000, respectively and zero and $176,000 during the six-months ended June 30, 2016 and June 30, 2015, respectively.

Employee Stock Purchase Plan

On May 27, 2015, our shareholders approved the 2015 Employee Stock Purchase Plan (“Purchase Plan”) whereby 50,000 shares of common stock will be available for future sale. The first offering period began on January 1, 2016 and provides participants an option to purchase shares of our common stock at a price per share equal to 85 percent of the value of the share of common stock at the beginning or end of the offering period (whichever is less). For the offering period ended June 30, 2016, 1,803 shares were purchased under the plan.

Note 12 – Business Segments

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Intersegment revenue for the three and six-months ended June 30, 2016 and June 30, 2015 were insignificant.

Financial information by reportable segment for the three and six-months ended June 30, 2016 and June 30, 2015 is as follows (expressed in thousands):

	Package Testing	Permeation	Industrial Analyzers and Other	Unallocated - Corporate	Consolidated

Three Months Ended June 30, 2016
Revenue	$7,328	$5,483	$2,820	$-	$15,631
Gross profit	4,113	3,296	1,362	-	8,771
Operating income (loss)	696	1,023	(116)	(750)	853
Three Months Ended June 30, 2015
Revenue	$6,473	$5,966	$2,610	$-	$15,049
Gross profit	3,472	3,416	1,138	-	8,026
Operating income (loss)	556	1,143	(507)	(128)	1,064
Six Months Ended June 30, 2016
Revenue	$14,331	$10,766	$5,264	$-	$30,361
Gross profit	8,144	6,291	2,440	-	16,875
Operating income (loss)	1,543	1,328	(505)	(750)	1,616
Six Months Ended June 30, 2015
Revenue	$13,229	$12,068	$5,112	$-	$30,409
Gross profit	7,149	6,989	2,366	-	16,504
Operating income (loss)	1,444	1,821	(934)	(128)	2,203

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

We are headquartered in Minnesota and have operating locations in Minnesota, Denmark, and Colorado. We have offices and laboratories in Germany, France, Italy, Spain and China. We use a mix of a direct sales force and independent sales representatives to market our products and services in the United States, Canada, Europe and China, and we use a network of independent sales representatives and distributors to market and service our products and services in most other foreign countries.

Our ongoing plans for growth include continued substantial funding for research and development to drive new product introductions, together with strategic acquisitions and investments where appropriate.

Significant Transactions and Financial Trends

During 2015, we implemented a series of initiatives, including a reduction in workforce and simplification of business structures (“Realignment Plan”). In conjunction with our One MOCON initiative, the integrations of our European based businesses are near completion which has changed the leadership needs in our business as a whole from one that is operationally based toward another that is designed to fuel growth through our sales strategy. As a result during the months ended June 30, 2016, we strategically eliminated two senior executive positions in our company which included our chief operating officer.

In January 2016, we entered into an agreement, which was amended on May 18, 2016, to sell substantially all the assets of our odor and aroma business formerly known as Microanalytics (“Microanalytics”) which is located in Round Rock, Texas. The purchase and sale of the assets was finalized and closed on May 18, 2016. The Company received proceeds of $500,000 resulting in a realized gain of $352,000. The remaining $800,000 owed by VAC in accordance with the Agreement will be recognized on the cost recovery method upon receipt.

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

Microbial Detection Products

Our microbial detection products are designed to rapidly detect microbial growth in food and beverage samples. Using the total viable count (TVC) method, our GreenLight® series the Greenlight 930 model of instrument perform rapid and precise measurements to determine the presence or absence of aerobic bacteria in food products or ingredients.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of revenue, for the three and six-months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	100.0	100.0	100.0	100.0
Cost of revenue	43.9	46.7	44.4	45.7
Gross profit	56.1	53.3	55.6	54.3
Selling, general and administrative expenses	37.6	37.9	39.6	39.8
Research and development expenses	8.3	7.5	8.2	7.2
Realignment expense	4.8	0.9	2.5	0.0
Operating income	5.4	7.0	5.3	7.3
Other income (expense), net	2.0	(0.7)	0.9	0.4
Income before income taxes	7.4	6.3	6.2	7.7
Income tax expense	2.4	2.0	2.0	2.6
Net income	5.0	4.3	4.2	5.1

Comparison of Financial Results for the Three and Six-Months Ended June 30, 2016 to June 30, 2015

Revenue

Total revenue for the three-months ended June 30, 2016 was $15.6 million, which is 4 percent higher compared to $15.0 million reported in the same period in 2015. The revenue increase is due to an increase of 13 percent and 8 percent for the Package Testing and Industrial Analyzers and Other segment, respectively, offset by a decline of 8 percent for the quarter in the Permeation segment. Total revenue for the six-months ended June 30, 2016 was $30.4 million, which is consistent the same period in 2015.

Revenue to foreign customers for the three-months ended June 30, 2016 and 2015, respectively, amounted to 63 percent and 69 percent of total consolidated revenue. Revenue to foreign customers for the six-months ended June 30, 2016 and 2015, respectively, amounted to 65 percent and 68 percent of total consolidated revenue.

The following table summarizes total revenue by reporting segments for the three and six-months ended June 30, 2016 and 2015 (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Package Testing	$7,328	$6,473	$14,331	$13,229
Permeation	5,483	5,966	10,766	12,068
Industrial Analyzers and Other	2,820	2,610	5,264	5,112
Total Sales	$15,631	$15,049	$30,361	$30,409

The following table sets forth the relationship between various components of domestic and foreign revenue for the three and six-months ended June 30, 2016 and June 30, 2015 (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic Revenue	$5,838	$4,720	$10,480	$9,731
Foreign Revenue:
Europe	5,994	5,221	12,404	11,490
Asia	3,267	3,882	6,269	6,961
Other	532	1,226	1,208	2,227
Total Foreign Revenue	9,793	10,329	19,881	20,678
Total Revenue	$15,631	$15,049	$30,361	$30,409

Package Testing Products and Services – Revenue in our Package Testing segment increased 13 percent for the three-months ended June 30, 2016, compared to the same period in the prior year, and accounted for 47 percent and 43 percent of our consolidated second quarter revenue in 2016 and 2015, respectively. The increase is due to an increase in demand for our leak and mixer, specifically the MAP Mix Provectus, products as compared to the prior year period. Revenue from foreign destinations comprised 73 percent of total revenue in this segment for both the three-months ended June 30, 2016 and June 30, 2015.

Revenue in our Package Testing segment increased 8 percent for the six-months ended June 30, 2016 compared to the same period in the prior year, and accounted for 47 percent and 43 percent of our consolidated six-months revenue in 2016 and 2015, respectively. The increase is due to an increase in demand for our headspace and mixer products as compared to the prior year period. Revenue from foreign destinations comprised 74 percent and 73 percent of total revenue in this segment for the six-months ended June 30, 2016 and June 30, 2015, respectively.

Permeation Testing Products and Services – Revenue in our Permeation segment decreased 8 percent for the three-months ended June 30, 2016 compared to the same period in the prior year, and accounted for 35 percent and 40 percent of our consolidated second quarter revenue in 2016 and 2015, respectively. Of the 8 percentage points 3 were related to the sale of business. We recorded $160,000 less in odor and aroma consulting revenue during the three months ended June 30, 2016 as a result of the sale of business and our June 30, 2016 backlog indcluded an additional $600,000 for European orders when compared to historical levels. Foreign revenue comprised 60 percent and 69 percent of the shipments in this segment in the second quarter of 2016 and 2015, respectively.

Revenue in our Permeation segment decreased 11 percent for the six-months ended June 30, 2016 compared to the same period in the prior year, and accounted for 35 percent and 40 percent of our consolidated six-months revenue in 2016 and 2015, respectively. The decrease in the current period is largely attributable to decreased sales in the domestic markets for instrumentation and a decline in consulting service revenue that occurred in the three months ended March 31, 2016. Foreign revenue comprised 66 percent and 71 percent of the shipments in this segment in the first half of 2016 and 2015, respectively.

Industrial Analyzers Products and Services and Other – Revenue in our Industrial Analyzers and Other segment, which accounted for 18 percent and 17 percent for the consolidated second quarter revenue in 2016 and 2015, increased 8 percent during the second quarter 2016 when compared to the same period in 2015. Revenue in this segment is comprised mainly of instruments, sensors and services provided by our Industrial Analyzer products. The increase in revenue for the three month period ended June 30, 2016 compared to the prior year period was due to the continued increase in demand for our sensor and detector products of approximately $0.5 million from our OEM sensor and detectors, which are primarily used in environmental monitoring and worker safety applications, which impacted the domestic and foreign revenue mix. Revenue to foreign destinations comprised 41 percent and 56 percent of total revenue in this segment for the three-months ended June 30, 2016 and 2015, respectively.

Revenue in our Industrial Analyzers and Other segment, increased 6 percent during the first half 2016 when compared to the same period in 2015. The increase in revenue was primarily due to an increase in our sensor and detector products of $1.0 million for the first half of 2016. Revenue to foreign destinations comprised 41 percent and 56 percent of total revenue in this segment for the six-months ended June 30, 2016 and 2015, respectively.

Gross Profit

For the three-months ended June 30, 2016 and 2015, the consolidated gross profit margins were 56 percent and 53 percent, respectively. The gross profit as a percentage of revenue for our Package Testing segment increased by two percentage points to 56 percent in the current quarter, compared to 54 percent in the prior year quarter, due to increased volumes and process improvement initiatives. The gross profit as a percentage of revenue in the Permeation segment increased to 60 percent from 57 percent as compared to the prior year quarter due to customer mix and reduced cost structure to support our consulting revenue. Gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current quarter increased by four percentage points to 48 percent compared to 44 percent in the prior year quarter, due to efficiencies gained as a result of the increased in volume of OEM sensor and detector related revenue as well as product cost reduction initiatives that were introduced during the three months ended June 30, 2016.

For the six-months ended June 30, 2016 and 2015, the consolidated gross profit margins were 56 percent and 54 percent, respectively. The gross profit as a percentage of revenue for our Package Testing segment increased by three percentage points to 57 percent in the current six-month period, compared to 54 percent in the prior year six-month period, due to increased volumes and organization changes as part of our process improvement initiatives. The gross profit as a percentage of revenue in the Permeation segment remained consistent at 58 percent compared to the prior year six-month period. Gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current six-month period remained consistent at 46 percent compared to the prior year six-month period.

We expect future gross profit percentages to fluctuate depending on the mix of product, service and consulting revenue and the impact of foreign currency fluctuations.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $5.9 million, or approximately 38 percent of consolidated revenue, in the three-months ended June 30, 2016, compared to $5.7 million, or approximately 38 percent of consolidated revenue, in the same period of 2015. SG&A expenses were $12.0 million, or approximately 40 percent of consolidated revenue, in the six-months ended June 30, 2016, compared to $12.0 million, or approximately 39 percent of consolidated revenue, in the same period of 2015. The three and six-month SG&A expense includes cost reductions related to our Realignment Plan announced in the fourth quarter of 2015 offset in part by increased professional fees, new hires made prior to realignment and the related personel costs.

Research and Development Expenses

Research and development (R&D) expenses were $1.3 million, or 8 percent of consolidated revenue in the second quarter 2016, compared to $1.1 million, or 8 percent of revenue in the same period of 2015. R&D expenses were $2.5 million, or 8 percent of consolidated revenue in the first half of 2016, compared to $2.1 million, or 7 percent of revenue in the same period of 2015. The spending levels described above are within our planned level of spending which we project to be between 6 percent and 8 percent of revenue each year.

Realignment Expense

Realignment expense were $750,000 for the three and six-months ended June 30, 2016. This is related to the severance agreements for the chief operating officer and a divisional executive.

In 2015, the realignment expenses for the three and six-months ended was $128,000 related to simplifying our legal entity structure.

Other Income (Expense), net

Other income (expense), net for the three and six-months ended June 30, 2016 and 2015 was as follows (expressed in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest expense	$(15)	$(37)	$(41)	$(65)
Foreign currency exchange gain (loss)	(28)	(76)	(37)	203
Gain on sale of business	352	-	352	-
Total other income (expense)	$309	$(113)	$274	$138

The gain on sale of business recognized in 2016 relates to the sale of our business formerly known as Microanalytics.

The six months ended June 30, 2015 foreign currency exchange gain of $203,000 was primarily a result of the timing of payments made in foreign currencies during the first half of 2015 for payables incurred prior to the strengthening of the U.S. dollar.  During 2016, foreign currency exchange rates have not experienced significant fluctuations as compared to 2015.

Income Tax Expense

Our provision for income tax expense was 32 percent of income before income taxes for each of the three months ended June 30, 2016 and 2015. Our provision for income tax expense was 32 percent and 34 percent of income before income taxes for the first half ended June 30, 2016 and 2015, respectively. The rates in the second quarter and first half of 2016 and 2015 were lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower, the domestic manufacturing deduction and the research credit. The decrease in the effective tax rate for 2016 as compared to 2015 is primarily due to permanent enactment of the research and development credit whereas previously the related tax credit was not in the effective tax rate until enacted later in the year.

Based on current projected annual operating results, current income tax rates, and current legislation, we expect the effective tax rate for the remainder of 2016 to be consistent with our experience in the six-months of 2016. The overall effective tax rate may fluctuate over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of pre-tax profits in each of these jurisdictions.

Operating Income and Net Income

Operating income was $853,000 in the second quarter 2016 compared to $1.1 million in the second quarter of 2015.  Operating income was $1.6 million in the first half of 2016 compared to $2.2 million in the first half of 2015. The decline for the three and six-months ended June 30, 2016 is primarily due to realignment costs incurred in the second quarter of 2016 offset by the increase in margin contribution as discussed above.

Net income was approximately $789,000 million in the second quarter 2016, compared to a net income of approximately $646,000 in the second quarter 2015. Diluted net income per share was $0.14 and $0.11 in the three-months ended June 30, 2016 and June 30, 2015, respectively. Net income was approximately $1.3 million in the first half of 2016, compared to a net income of approximately $1.6 million in the first half of 2015. Diluted net income per share was $0.22 and $0.27 in the six-months ended June 30, 2016 and June 30, 2015, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents increased $445,000 to $6.8 million during the six-months ended June 30, 2016, compared to $6.3 million at December 31, 2015. Of the June 30, 2016 balance, $4.7 million was held outside of the United States. The year-to-date increase in cash and cash equivalents was primarily due to cash provided from operations of approximately $1.5 million, effect of exchange rate changes of $494,000, offset by cash used in financing of $1.7 million.

Of the $10.0 million available, we had $2.4 million and $2.8 million, respectively, outstanding on the revolving lines of credit as of June 30, 2016 and December 31, 2015. The U.S. revolving line of credit accrues interest at 1.50 percent over the one-month LIBOR rate, which totaled 1.97 percent at June 30, 2016. Our borrowings related to our U.S. revolving line of credit are due on August 26, 2018, and we are subject to certain financial and restrictive covenants.

Our working capital, current assets minus current liabilities, increased by $1.0 million to $16.0 million compared to $15.1 million as of June 30, 2016 and December 31, 2015, respectively. Our cash and cash equivalents balance was positively impacted during the six-months ended June 30, 2016 by approximately $494,000 due to the currency rate fluctuations.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds has historically been cash provided by operating activities. In the first six-months of 2016, cash provided by operations totaled approximately $1.5 million, due primarily to net income of $1.3 million, adjusted by non-cash depreciation and amortization of $1.4 million, and a decrease in inventory of $131,000 and an increase in deferred revenue of $571,000 which was offset by an increase in accounts receivable of $1.6 million, a gain on sale of business of $352,000, and a decrease in accrued compensation of $554,000 due primarily to severance and annual bonus payments.

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

Cash Flow from Investing Activities

Cash provided by investing activities totaled approximately $160,000 in the first six-months of 2016 due primarily to proceeds of sale of business of $500,000, offset by the purchase of property, plant and equipment and intangible assets totaling $390,000.

Cash used in investing activities totaled approximately $933,000 in the first six-months of 2015 due primarily to the purchase of property, plant and equipment and intangible assets totaling $985,000.

Cash Flow from Financing Activities

Cash used in financing activities in the first six-months of 2016 totaled approximately $1.7 million due primarily to dividends paid of $1.3 million and the payments less proceeds for the line of credit of $476,000.

Cash used in financing activities in the first six-months of 2015 totaled approximately $1.1 million due primarily to dividends paid of $1.3 million. These uses of cash were partially offset by the proceeds received from stock option exercises of $149,000 and to an increase of our notes payable of $67,000.

Although we have repurchased shares of our common stock in the past, we currently are not authorized by our Board of Directors to make repurchases of our common stock. Under the credit agreement with the Bank, we are able to purchase up to $2.0 million in shares of our common stock without the Bank’s approval.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of June 30, 2016 (expressed in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving lines of credit	$2,350	$-	$2,350	$-	$-
Operating and capital leases	6,092	1,045	1,485	1,107	2,455
Purchase obligations	5,816	5,816	-	-	-
Realignment accrual	806	632	174	-	-
Total contractual cash obligations	$15,064	$7,493	$4,009	$1,107	$2,455

The severance and other payments we expect to make in connection with our Realignment Plans implemented during 2015 and 2016, the payments expected are included in the contractual obligations table above.

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

Stock Compensation

In March 2016, The FASB issued ASU 2016-09, Compensation-Stock Compensation. ASU 2016-09 is an effort to reduce cost and complexity and improve the accounting for share-based payment awards issued to employees for public and private companies. The new guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption of the update is permitted. We are currently evaluating the impact of this guidance on our results of operations and financial position.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, goodwill and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2016.

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

Foreign Currency Exchange Risk

Today, nearly 65 percent of our consolidated revenue is generated from international customers. In our U.S. operations, we invoice most of these customers in U.S. dollars, so we do not have significant exposure to foreign currency transaction risk in our domestic operations. In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros, Danish krone and U.S. dollars. From time to time we use foreign exchange hedging contracts to reduce our exposure in these transactions. We also pay a number of our employees, international suppliers and service providers in their local currency which exposes us to transaction gain or loss. These have not resulted in material amounts in the past. Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. Except for the 2015 period, we historically have not experienced any material foreign currency translation gains or losses. During the six months ended June 30, 2016, we recognized a foreign currency translation loss of $37,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the six-month period ended June 30, 2016 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the six-months ended June 30, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Items 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Item 6.	Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Amended and Restated Asset Purchase Agreement between MOCON, Inc. and Volatile Analysis Corporation dated May 18, 2016 (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: August 9, 2016	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	/s/ Elissa Lindsoe
Elissa Lindsoe
Chief Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2016

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Asset Purchase Agreement between MOCON, Inc. and Volatile Analysis Corporation dated May 18, 2016 (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.