Form 10-Q
period 2016-09-30
MOCON INC
filed 2016-11-04
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2016

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

YES ☐ NO ☒

As of October 31, 2016, we had 5,810,250 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2016

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in thousands, except share amounts)

	September 30,
	2016	December 31,
	(Unaudited)	2015

ASSETS
Current assets:
Cash and cash equivalents	$7,803	$6,344
Trade accounts receivable, less allowance for doubtful accounts of $186 in 2016 and $141 in 2015	9,074	8,786
Other receivables	294	326
Inventories	7,359	7,790
Prepaid income taxes	98	559
Prepaid expenses, other	1,031	897
Total current assets	25,659	24,702

Property, plant and equipment, net of accumulated depreciation of $8,744 in 2016 and $8,154 in 2015	5,427	5,995
Goodwill	7,559	7,437
Intangible assets, net	8,429	8,986
Other assets	126	88
Deferred income taxes	183	211
TOTAL ASSETS	$47,383	$47,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of notes payable	$58	$65
Accounts payable	2,436	3,033
Accrued compensation and related expenses	4,105	3,969
Other accrued expenses	1,477	811
Accrued product warranties	251	223
Dividends payable	639	637
Deferred revenue	1,195	862
Total current liabilities	10,161	9,600

Revolving lines of credit		2,793
Notes payable	50	93
Obligations to former employees	-	34
Deferred income taxes	1,006	1,227
Accrued income taxes	134	201
Total noncurrent liabilities	1,190	4,348
Total liabilities	11,351	13,948

Shareholders' equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2016 and 2015	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,810,250 shares in 2016 and 5,792,126 shares in 2015	580	579
Additional paid-in capital	8,088	7,412
Retained earnings	31,882	30,700
Accumulated other comprehensive loss	(4,518)	(5,220)
Total shareholders' equity	36,032	33,471

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$47,383	$47,419

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - expressed in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Products	$12,702	$11,771	$36,330	$35,972
Services	2,864	2,496	8,378	7,338
Consulting	494	755	1,713	2,121
Total revenue	16,060	15,022	46,421	45,431

Cost of revenue:
Products	5,416	5,237	15,471	16,020
Services	1,077	1,010	3,545	3,074
Consulting	369	457	1,332	1,515
Total cost of revenue	6,862	6,704	20,348	20,609

Gross profit	9,198	8,318	26,073	24,822

Selling, general and administrative expenses	5,331	5,618	17,339	17,596

Research and development expenses	1,134	886	3,635	3,081

Realignment Expense	153	190	903	318

Operating income	2,580	1,624	4,196	3,827

Other income (expense), net	(38)	(48)	236	90

Income before income taxes	2,542	1,576	4,432	3,917

Income tax expense	578	424	1,191	1,211

Net income	$1,964	$1,152	$3,241	$2,706

Net income per common share:
Basic	$0.34	$0.20	$0.56	$0.47
Diluted	$0.34	$0.20	$0.56	$0.46

Weighted average common shares outstanding:
Basic	5,823	5,753	5,769	5,748
Diluted	5,859	5,808	5,793	5,826

Cash dividends declared per common share	$0.11	$0.11	$0.33	$0.33

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - expressed in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$1,964	$1,152	$3,241	$2,706

Other comprehensive income:
Cumulative translation adjustment	135	13	702	(2,130)

Comprehensive income	$2,099	$1,165	$3,943	$576

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - expressed in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,241	$2,706
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	561	488
Change in fair value of derivative instrument	-	(3)
Loss on disposition of long-term assets	34	4
Gain on sale of business	(352)	-
Depreciation and amortization	1,917	1,834
Deferred income taxes	(259)	122
Excess tax benefit from employee stock plans	8	(3)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(606)	704
Other receivables	302	(487)
Inventories	499	113
Prepaid income taxes	400	335
Prepaid expenses, other	(184)	140
Accounts payable	(183)	(1,471)
Accrued compensation and related expenses	(328)	(1,006)
Other accrued expenses	152	548
Accrued product warranties	26	(12)
Accrued income taxes	424	360
Deferred revenue	326	45
Net cash provided by operating activities	5,978	4,417

Cash flows from investing activities:
Proceeds from sale of business	500	-
Purchases of property, plant and equipment	(507)	(1,109)
Proceeds from sale of property and equipment	50	54
Cash paid for patents and other intangible assets	(130)	(185)
Other	59	96
Net cash used in investing activities	(28)	(1,144)

Cash flows from financing activities:
Proceeds from the revolving lines of credit	2,750	16,466
Payments on the revolving lines of credit	(5,543)	(16,857)
Payments on notes payable and seller financed note payable	(50)	(692)
Proceeds from the sale of common stock	22	-
Proceeds from the exercise of stock options	104	161
Excess tax benefit from employee stock plans	(8)	3
Dividends paid	(1,912)	(1,897)
Net cash used in financing activities	(4,637)	(2,816)

Effect of exchange rate changes on cash and cash equivalents	146	(376)

Net increase in cash and cash equivalents	1,459	81

Cash and cash equivalents:
Beginning of period	6,344	6,332
End of period	$7,803	$6,413

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$720	$459
Cash paid during the period for interest	$48	$102

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$639	$633
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$54	$276
Transfers of inventory to fixed assets	$94	$117
Purchase of fixed assets in notes payable	$-	$162
Transfer of note payable balance to the revolving line of credit	$-	$585

The Company sold a portion of the business on May 18, 2016.
The reconciliation of cash received and assets removed is as follows (in thousands):
Proceeds from sale of business	$500
Goodwill	(57)
Property, Plant, and Equipment, net	(29)
Inventory	(30)
Other Assets and Liabilities	(32)
Total gain on sale of business	$352

See accompanying notes to condensed consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of income and comprehensive income, for the three and nine-months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at September 30, 2016, and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

The results of operations for the three and nine-month period ended September 30, 2016 are not necessarily indicative of operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, previously filed with the Securities and Exchange Commission.

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

Revision to previously issued unaudited quarterly financial information

The Company discovered the elimination of intercompany revenue and the related gross profit related to our Permeation Products and Services reporting segment was incorrectly recognized for the three months ended September 30, 2015. We assessed the impact of the error and concluded that it was not material to any of its previously issued financial statements; however, we have chosen to correct the misstatement by revising our previously issued unaudited three months ended September 30, 2015 Consolidated Statement of Operations. The revision had no impact to gross profit, operating income, earnings per share, Consolidated Balance Sheet or Consolidated Statement of Cash Flows. The impact of the misstatement of previously reported revenue and cost of sales was $470,000. The following table represents the effects of the revisions for the three months ended September 30, 2015. Future filings of Form 10-K will reflect the revisions noted below.

	As Previously Reported	Effect of Revision	As Revised
Three Months Ended September 30, 2015

Total revenue	$15,492	$(470)	$15,022

Total cost of revenue	7,174	(470)	6,704

Gross profit	8,318	-	8,318

	As Previously Reported	Effect of Revision	As Revised
Nine Months Ended September 30, 2015

Total revenue	$45,901	$(470)	$45,431

Total cost of revenue	21,079	(470)	20,609

Gross profit	24,822	-	24,822

Note 2 – Sale of Business

On January 14, 2016, we entered into an Asset Purchase Agreement, as amended on May 18, 2016 (the “Agreement”) with Volatile Analysis Corporation (“VAC”) pursuant to which we agreed to sell to VAC the assets exclusively used in our business of providing equipment and analytical chemistry services and related formulation, product development, and consulting services, primarily focused on identification of odors and aromas. This business was included in our Permeation segment and conducted from our Round Rock, Texas facility. The purchase and sale of the assets was finalized and closed on May 18, 2016. We received proceeds of $500,000 resulting in a realized gain of $352,000, which is included in other income (expense), net on the consolidated income statement. The remaining $800,000 owed by VAC in accordance with the Agreement will be recognized on the cost recovery method upon receipt. This business does not qualify for discontinued operations or available for sale treatment since it does not represent a strategic shift that had or will have a major effect on our operations and financial results.

Note 3 – Inventories

Inventories consist of the following (expressed in thousands):

	September 30,	December 31,
	2016	2015

Finished products	$1,800	$1,366
Work-in-process	2,027	2,375
Raw materials	3,532	4,049
Total Inventory	$7,359	$7,790

Note 4 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic, and net income per common share – diluted, for the three and nine-months ended September 30, 2016 and 2015 (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Weighted shares of common stock outstanding - basic	5,823	5,753	5,769	5,748
Dilutive impact of share-based awards	36	55	24	78
Weighted shares of common stock outstanding - diluted	5,859	5,808	5,793	5,826

Outstanding stock options totaling 382,969 and 431,560 for the three-months ended September 30, 2016 and September 30, 2015, respectively, and 595,435 and 316,310 for the nine-months ended September 30, 2016 and September 30, 2015, respectively, were excluded from the net income per common share calculation because the shares would be anti-dilutive.

Note 5 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2016 were as follows (expressed in thousands):

	Package Testing	Permeation	Industrial Analyzers & Other	Total

Balance as of December 31, 2015	$4,967	$1,860	$610	$7,437
Foreign currency translation	138	41	-	179
Sale of business	-	(57)	-	(57)
Balance as of September 30, 2016	$5,105	$1,844	$610	$7,559

We test goodwill for impairment annually at the reporting unit level using a fair value approach. We will perform our annual impairment test for goodwill in the fourth quarter or earlier if impairment indicators are identified.

Other intangible assets (all of which are being amortized except projects in process) are as follows (expressed in thousands):

	As of September 30, 2016
		Accumulated
	Cost	Amortization	Net

Patents	$1,979	$(491)	$1,488
Trademarks and trade names	3,411	(890)	2,521
Developed technology	6,304	(3,152)	3,152
Customer relationships	737	(369)	368
Internally developed software	1,085	(236)	849
Other intangibles	214	(163)	51
	$13,730	$(5,301)	$8,429

	As of December 31, 2015
		Accumulated
	Cost	Amortization	Net

Patents	$1,844	$(439)	$1,405
Trademarks and trade names	3,321	(751)	2,570
Developed technology	6,121	(2,551)	3,570
Customer relationships	716	(298)	418
Internally developed software	1,085	(154)	931
Other intangibles	214	(122)	92
	$13,301	$(4,315)	$8,986

Total amortization expense for the three-months ended September 30, 2016 and September 30, 2015 was $296,000 and $298,000, respectively, and $888,000 and $894,000, respectively, for the nine-months ended September 30, 2016 and September 30, 2015. Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use. Estimated amortization expense for the remainder of 2016 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of September 30, 2016 is as follows (expressed in thousands):

2016	$298
2017	1,157
2018	1,124
2019	1,120
2020	1,119
2021 & Thereafter	2,952
$7,770

Note 6 – Accumulated Other Comprehensive Income (Loss)

Adjustments to accumulated other comprehensive income (loss) consist of the following (expressed in thousands):

	Three Months Ended		Nine Months Ended September 30,
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$(4,653)	$(4,935)	$(5,220)	$(2,792)
Foreign currency translation adjustments	135	13	702	(2,130)
Accumulated other comprehensive loss	$(4,518)	$(4,922)	$(4,518)	$(4,922)

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

Warranty provisions and claims for the three and nine-months ended September 30, 2016 and September 30, 2015 were as follows (expressed in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$232	$293	$223	$285
Warranty provisions	101	46	306	263
Warranty claims	(82)	(77)	(278)	(286)
Ending Balance	$251	$262	$251	$262

Note 8 – Debt

Notes payable consists of the following (expressed in thousands):

	September 30, 2016	December 31, 2015

Capital Leases	$108	$158
Less current portion	58	65
Total long-term notes payable	$50	$93

In the U.S., we have a $10.0 million secured revolving line of credit with a maturity date of August 26, 2018. Interest is charged monthly at one-month LIBOR (0.52 percent) plus 1.5 percent which totaled 2.02 percent at September 30, 2016 and 1.74 percent at December 31, 2015. The line of credit is secured by our assets with the exception of the number of shares of outstanding stock of Dansensor that exceeds 65 percent of the shares outstanding. We had $0 and $2.8 million outstanding on the line of credit at September 30, 2016 and December 31, 2015. Additionally, Dansensor has a DKK 5 million (approximately $750 thousand) available line of credit of which no amounts were outstanding as of September 30, 2016 and December 31, 2015. Outstanding borrowings on the Denmark line of credit are charged interest at 4.35 percent per year.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, acquisitions, making capital and lease expenditures and making share repurchases. We are in compliance with our debt covenants at September 30, 2016 and expect to remain in compliance through the next twelve months.

As of September 30, 2016, the future minimum principal payments of the notes payable for the remainder of 2016 and each of the succeeding fiscal years to the maturity of the note are as follows (expressed in thousands):

Minimum principal Payments
2016	$16
2017	56
2018	36
Total	$108

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

During the nine months ended September 30, 2016, management concluded to eliminate the chief operating officer position and a divisional executive position in addition to other personnel changes. As a result, $153,000 and $903,000 of realignment expenses were recognized during the three and nine-months ended September 30, 2016.

Amounts accrued, realignment expense and cash payments for the three and nine-months ended September 30, 2016 and September 30, 2015 were as follows (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning Balance	$806	$128	$620	$-
Realignment Expense	153	190	903	318
Cash Payments	(166)	(182)	(730)	(182)
Ending Balance	$793	$136	$793	$136

As of September 30, 2016, approximately $793,000 is included in Accrued compensation and related expenses on the consolidated balance sheet and is expected to be paid throughout the end of 2017.

Note 10 – Income Taxes

Our provision for income tax expense was 23 percent and 27 percent of income before income taxes for the three-months ended September 30, 2016 and September 30, 2015 respectively. Our provision for income tax expense was 27 percent and 31 percent of income before income taxes for the nine-months ended September 30, 2016 and September 30, 2015, respectively. The rate in the three and nine-months ended 2016 and 2015 were lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower, the domestic manufacturing deduction, the research credit and the provision to return discrete items related to returns filed in the three month periods.

As of September 30, 2016 and December 31, 2015, the liability for gross unrecognized tax benefits was 126,000 and 187,000, respectively. With the exception of lapsing statutes of limitation it is expected that the amount of unrecognized tax benefits for positions which we have identified is not expected to materially change in the next twelve months.

Note 11 – Share-Based Compensation

Stock Option Plans

As of September 30, 2016, we have reserved 388,082 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2015 stock incentive plan, and 714,585 shares for options that have been granted under either the 2006 or 2015 stock incentive plan. We issue new shares of common stock upon exercise of stock options.

Amounts recognized in the condensed consolidated financial statements related to share-based compensation are as follows (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total cost of share-based compensation	$185	$167	$561	$488
Amount of income tax benefit recognized in earnings	(25)	(20)	(30)	(81)
Amount charged against net income	$160	$147	$531	$407

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We use historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. Our estimates are based on expected volatility for awards granted on daily historical trading data of our common stock for a period equivalent to the expected term of the award.

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

A summary of the option activity for the first nine months of 2016 is as follows (expressed in thousands, except share and per share amounts):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)

Options outstanding, December 31, 2015	797,378	$14.91	4.55	$453
Granted	20,000	$14.42
Exercised	(57,050)	$15.27		146
Cancelled or expired	(45,743)	$13.61
Options outstanding, September 30, 2016	714,585	$14.99	3.89	779
Options exercisable, September 30, 2016	452,160	$14.99	3.05	519

The total intrinsic value of options exercised was $135,000 and $6,000 during the three-months ended September 30, 2016 and September 30, 2015, respectively, and $146,000 and $189,000 during the nine-months ended September 30, 2016 and September 30, 2015, respectively.

As of September 30, 2016, there was $388,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of .9 years. The total fair value of option shares vested during the three-months ended September 30, 2016 and September 30, 2015 was $56,000 and $88,000, respectively and $56,000 and $264,000 during the nine-months ended September 30, 2016 and September 30, 2015, respectively.

Employee Stock Purchase Plan

On May 27, 2015, our shareholders approved the 2015 Employee Stock Purchase Plan (“Purchase Plan”) whereby 50,000 shares of common stock were made available for sale under the plan. The first offering period began on January 1, 2016 and provides participants an option to purchase shares of our common stock at a price per share equal to 85 percent of the value of the share of common stock at the beginning or end of the offering period (whichever is less). For the offering period ended June 30, 2016, 1,803 shares were purchased under the plan. The second offering period began on July 1, 2016, and will close on December 31, 2016

Note 12 – Segments

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Intersegment revenue for the three and nine-months ended September 30, 2016 and September 30, 2015 were insignificant.

Financial information by reportable segment for the three and nine-months ended September 30, 2016 and September 30, 2015 is as follows (expressed in thousands):

	Package Testing	Permeation	Industrial Analyzers and Other	Unallocated - Corporate	Consolidated

Three Months Ended September 30, 2016
Revenue	$7,572	$6,343	$2,145	$-	$16,060
Gross profit	4,434	3,859	905	-	9,198
Operating Income (Loss)	1,561	1,545	(373)	(153)	2,580
Three Months Ended September 30, 2015
Revenue	$6,454	$6,012	$2,556	$-	$15,022
Gross profit	3,553	3,574	1,191	-	8,318
Operating Income (Loss)	982	1,112	(280)	(190)	1,624
Nine Months Ended September 30, 2016
Revenue	$21,903	$17,110	$7,408	$-	$46,421
Gross profit	12,578	10,150	3,345		26,073
Operating Income (Loss)	3,104	2,874	(879)	(903)	4,196
Nine Months Ended September 30, 2015
Revenue	$19,684	$18,080	$7,667	$-	$45,431
Gross profit	10,703	10,562	3,557	-	24,822
Operating Income (Loss)	2,424	2,935	(1,214)	(318)	3,827

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

Significant Transactions and Financial Trends

During 2015, we implemented a series of initiatives, including a reduction in workforce and simplification of business structures (“Realignment Plan”). In conjunction with our One MOCON initiative, the integrations of our European based businesses are near completion which has changed the leadership needs in our business as a whole from one that is operationally based toward another that is designed to fuel growth through our sales strategy. As a result during the nine months ended September 30, 2016, we continued to evaluate our business needs and therefore have incurred approximately $903,000 of realignment expenses. The 2016 realignment activities included the elimination two senior executive positions in our company which included our chief operating officer.

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

Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages. We currently manufacture three types of leak detection instruments. The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products. Our leak detection products include the LeakMatic IITM and LeakPointer IITM series of instruments. We recently introduced a modular leak testing product named LeakProtego that is designed to detect micro leaks in packages.

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

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of revenue, for the three and nine-months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	100.0	100.0	100.0	100.0
Cost of revenue	42.7	44.6	43.8	45.4
Gross profit	57.3	55.4	56.2	54.6
Selling, general and administrative expenses	33.2	37.4	37.4	38.7
Research and development expenses	7.1	5.9	7.8	6.8
Realignment expense	1.0	1.3	1.9	0.7
Operating income	16.0	10.8	9.1	8.4
Other income (expense), net	(0.2)	(0.3)	0.5	0.2
Income before income taxes	15.8	10.5	9.6	8.6
Income tax expense	3.6	2.8	2.6	2.6
Net income	12.2	7.7	7.0	6.0

Comparison of Financial Results for the Three and Nine-months Ended September 30, 2016 to September 30, 2015

Revenue

Total revenue for the three-months ended September 30, 2016 was $16.1 million, which is 7 percent higher compared to $15.0 million reported in the same period in 2015. The revenue increase is due to an increase of 17 percent and 6 percent for the Package Testing and Permeation segments, respectively, offset by a decline of 16 percent for the quarter in the Industrial Analyzers and Other segment. Total revenue for the nine-months ended September 30, 2016 and September 30, 2015 was $46.4 million and $45.4 million, respectively.

Revenue to foreign customers for the three-months ended September 30, 2016 and 2015, respectively, amounted to 68 percent and 61 percent of total consolidated revenue. Revenue to foreign customers for the nine-months ended both September 30, 2016 and 2015, respectively, amounted to 66 percent of total consolidated revenue.

The following table summarizes total revenue by reporting segments for the three and nine-months ended September 30, 2016 and 2015 (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Package Testing	$7,572	$6,454	$21,903	$19,684
Permeation	6,343	6,012	17,110	18,080
Industrial Analyzers and Other	2,145	2,556	7,408	7,667
Total Sales	$16,060	$15,022	$46,421	$45,431

The following table sets forth the relationship between various components of domestic and foreign revenue for the three and nine-months ended September 30, 2016 and September 30, 2015 (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic Revenue	$5,150	$5,814	$15,630	$15,505
Foreign Revenue:
Europe	6,914	5,650	19,318	17,163
Asia	3,230	2,853	9,500	9,815
Other	766	705	1,973	2,948
Total Foreign Revenue	10,910	9,208	30,791	29,926
Total Revenue	$16,060	$15,022	$46,421	$45,431

Package Testing Products and Services – Revenue in our Package Testing segment increased 17 percent for the three-months ended September 30, 2016, compared to the same period in the prior year, and accounted for 47 percent and 43 percent of our consolidated third quarter revenue in 2016 and 2015, respectively. The increase is due to an increase in demand for our leak and headspace analyzers, specifically the LeakMatic II and CheckMate3, products as compared to the prior year period. Revenue from foreign destinations comprised 72 percent and 74 percent of total revenue in this segment for the three-months ended September 30, 2016 and 2015, respectively. There are increasingly more two income households in Europe which is driving consumer trends toward convenience and sustainable food packaging. In the U.S., growth in modified atmosphere packaging technologies is being driven through overall market expansion as food production lines are upgraded.

Revenue in our Package Testing segment increased 11 percent for the nine-months ended September 30, 2016 compared to the same period in the prior year, and accounted for 47 percent and 43 percent of our consolidated nine-months revenue in 2016 and 2015, respectively. The increase is due to an increase in demand for our headspace and mixer products as compared to the prior year period. Revenue from foreign destinations comprised 74 percent of total revenue in this segment for each of the nine-months ended September 30, 2016 and September 30, 2015.

Permeation Testing Products and Services – Revenue in our Permeation segment increased 6 percent for the three-months ended September 30, 2016 compared to the same period in the prior year, and accounted for 39 percent of our consolidated third quarter revenue in 2016 and 2015. We recorded $123,000 less in odor and aroma consulting revenue during the three months ended September 30, 2016 as a result of the sale of the business formerly known as Microanalytics. The decrease of consulting revenue was offset by an increase of product shipments to foreign destinations. Foreign revenue comprised 74 percent and 59 percent of the shipments in this segment in the third quarter of 2016 and 2015, respectively.

Revenue in our Permeation segment decreased 5 percent for the nine-months ended September 30, 2016 compared to the same period in the prior year, and accounted for 37 percent and 40 percent of our consolidated nine-months revenue in 2016 and 2015, respectively. The decrease in the current period is largely attributable to decreased revenue in the domestic markets. Approximately $0.6 million of this decline is driven by the sales force disruption experienced in the first half of 2016 and $0.4 million is driven by the sale of the business formerly known as Microanalytics. Foreign revenue comprised 69 percent and 64 percent of the shipments in this segment for the nine-months ended September 30, 2016 and 2015, respectively.

Industrial Analyzers Products and Services and Other – Revenue in our Industrial Analyzers and Other segment, which accounted for 13 percent and 16 percent of our consolidated third quarter revenue in 2016 and 2015, decreased 16 percent during the third quarter 2016 when compared to the same period in 2015. Revenue in this segment is comprised mainly of instruments, sensors and services provided by our Industrial Analyzer products. Shipments of BevAlert systems vary from quarter-to-quarter which was the primary driver in the revenue decline for the third quarter of 2016. Revenue to foreign destinations comprised 35 percent and 33 percent of total revenue in this segment for the three-months ended September 30, 2016 and 2015, respectively.

Revenue in our Industrial Analyzers and Other segment, decreased 3 percent during the nine-months ended September 30, 2016 when compared to the same period in 2015. The growth experienced in the sensor and detector products during the first half of 2016 was offset by continued softness in the oil and gas exploration markets throughout the year. Revenue to foreign destinations comprised 39 percent and 49 percent of total revenue in this segment for the nine-months ended September 30, 2016 and 2015, respectively.

Gross Profit

For the three-months ended September 30, 2016 and 2015, the consolidated gross profit margins were 57 percent and 55 percent, respectively. The gross profit as a percentage of revenue for our Package Testing segment increased by four percentage points to 59 percent in the current quarter, compared to 55 percent in the prior year quarter, due to increased volumes and process improvement initiatives. The gross profit as a percentage of revenue in the Permeation segment increased to 61 percent from 59 percent as compared to the prior year quarter due to increased volume in our products and service which offset a decline in gross profit related to our consulting revenue. Gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current quarter decreased by five percentage points to 42 percent compared to 47 percent in the prior year quarter, due to reduced volume.

For the nine-months ended September 30, 2016 and 2015, the consolidated gross profit margins were 56 percent and 55 percent, respectively. The gross profit as a percentage of revenue for our Package Testing segment increased by three percentage points to 57 percent in the current nine-month period, compared to 54 percent in the prior year nine-month period, due to increased volumes and organization changes as part of our process improvement initiatives. The gross profit as a percentage of revenue in the Permeation segment increased by one percentage point to 59 percent in the current nine-month period, compared to 58 percent in the prior year nine-month period, due to increased volumes. Gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current nine-month period decreased to 45 percent compared to 47 percent compared to the prior year nine-month period due to reduced volume.

We expect future gross profit percentages to fluctuate depending on the mix of product, service and consulting revenue and the impact of foreign currency fluctuations.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were $5.3 million, or 33 percent of consolidated revenue, in the three-months ended September 30, 2016, compared to $5.6 million, or 37 percent of consolidated revenue, in the same period of 2015. SG&A expenses were $17.3 million, or 37 percent of consolidated revenue, in the nine-months ended September 30, 2016, compared to $17.6 million, or 39 percent of consolidated revenue, in the same period of 2015. Cost reductions from our recent realignment plans were partially offset by increased professional fees and new hires.

Research and Development Expenses

Research and development (R&D) expenses were $1.1 million, or 7 percent of consolidated revenue in the third quarter 2016, compared to $886,000, or 6 percent of revenue in the same period of 2015. R&D expenses were $3.6 million, or 8 percent of consolidated revenue in the nine-months ended, September 30, 2016, compared to $3.1 million, or 7 percent of revenue in the same period of 2015. The spending levels described above are within our planned level of spending which we project to be between 6 percent and 8 percent of revenue each year.

Realignment Expense

Realignment expense was $153,000 and $903,000 for the three and nine-months ended September 30, 2016. This is related to personnel changes initiated in 2016 including expenses for payments owed under the severance agreements for personnel.

In 2015, the realignment expenses for the three and nine-months ended was $190,000 and $318,000 related to simplifying our legal entity structure.

Other Income (Expense), net

Other income (expense), net for the three and nine-months ended September 30, 2016 and 2015 was as follows (expressed in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest expense	$(8)	$(31)	$(49)	$(96)
Foreign currency exchange gain (loss)	(23)	(17)	(60)	186
Other	(7)		(7)
Gain on sale of business	-	-	352	-
Total other income (expense)	$(38)	$(48)	$236	$90

The gain on sale of business recognized in 2016 relates to the sale of our business formerly known as Microanalytics.

The nine months ended September 30, 2015 foreign currency exchange gain of $186,000 was primarily a result of the timing of payments made in foreign currencies during the first half of 2015 for payables incurred prior to the strengthening of the U.S. dollar.  During 2016, foreign currency exchange rates have not experienced significant fluctuations as compared to 2015.

Income Tax Expense

Our provision for income tax expense was 23 percent and 27 percent of income before income taxes for the three months ended September 30, 2016 and 2015, respectively. Our provision for income tax expense was 29 percent and 31 percent of income before income taxes for the nine-months ended September 30, 2016 and 2015, respectively. The rates in the third quarter and first nine months of 2016 and 2015 were lower than the statutory rate due primarily to the effect of foreign operations where tax rates tend to be lower, the domestic manufacturing deduction, the research credit, and the provision to return discrete items related to returns filed in the three month periods. The decrease in the effective tax rate for 2016 as compared to 2015 is primarily due to permanent enactment of the research and development credit whereas previously the related tax credit was not in the effective tax rate until enacted later in the year.

Based on current projected annual operating results, current income tax rates, and current legislation, we expect the effective tax rate for the remainder of 2016 to be consistent with our experience in the nine-months of 2016. The overall effective tax rate may fluctuate over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of pre-tax profits in each of these jurisdictions.

Operating Income and Net Income

Operating income was $2.6 million in the third quarter 2016 compared to $1.6 million in the third quarter of 2015.  Operating income was $4.2 million in the nine months ended September 30, 2016 compared to $3.8 million for the comparable period 2015. The increase for the three and nine-months ended September 30, 2016 is primarily due to increased margin contribution, reduced SG&A offset in part by the realignment costs incurred as discussed above.

Net income was approximately $2 million in the third quarter 2016, compared to a net income of approximately $1.2 million in the third quarter 2015. Diluted net income per share was $0.34 and $0.20 in the three-months ended September 30, 2016 and September 30, 2015, respectively. Net income was approximately $3.2 million in the first three quarters of 2016, compared to a net income of approximately $2.7 million in the first three quarters of 2015. Diluted net income per share was $0.56 and $0.46 in the nine-months ended September 30, 2016 and September 30, 2015, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents increased $1.5 million to $7.8 million during the nine-months ended September 30, 2016, compared to $6.3 million at December 31, 2015. Of the September 30, 2016 balance, $5.7 million was held outside of the United States. The year-to-date increase in cash and cash equivalents was primarily due to cash provided from operations of $6.0 million, effect of exchange rate changes of $146,000 offset by cash used in financing of $4.6 million.

Of the $10.0 million available, we had zero and $2.8 million, respectively, outstanding on the revolving lines of credit as of September 30, 2016 and December 31, 2015. The U.S. revolving line of credit accrues interest at 1.50 percent over the one-month LIBOR rate, which totaled 2.02 percent at September 30, 2016. Our borrowings related to our U.S. revolving line of credit are due on August 26, 2018, and we are subject to certain financial and restrictive covenants.

Our working capital, current assets minus current liabilities, increased by $100,000 to $15.5 million compared to $15.1 million as of September 30, 2016 and December 31, 2015, respectively. Our cash and cash equivalents balance was positively impacted during the nine-months ended September 30, 2016 by approximately $146,000 due to the currency rate fluctuations.

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

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds has historically been cash provided by operating activities. In the first nine-months of 2016, cash provided by operations totaled approximately $6.0 million, due primarily to net income of $3.2 million, adjusted by non-cash depreciation and amortization of $1.9 million, a decrease in inventory of $499,000, an increase in accrued income taxes and expenses of $1.0 million and an increase in deferred revenue of $326,000 which was offset by an increase in accounts receivable of $606,000, a gain on sale of business of $352,000, a decrease in accrued compensation of $328,000 due primarily to severance and annual bonus payments.

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

Cash Flow from Investing Activities

Cash used in investing activities totaled approximately $28,000 in the first nine-months of 2016 due primarily to proceeds from the sale of business of $500,000 and other investing activities of $109,000, offset by the purchase of property, plant and equipment and intangible assets totaling $637,000.

Cash used in investing activities totaled approximately $1.1 million in the first nine-months of 2015 due primarily to the purchase of property, plant and equipment and intangible assets totaling $1.1 million.

Cash Flow from Financing Activities

Cash used in financing activities in the first nine-months of 2016 totaled approximately $4.6 million due primarily to dividends paid of $1.9 million and the payments less proceeds for the line of credit of $2.8 million.

Cash used in financing activities in the first nine-months of 2015 totaled approximately $2.8 million due primarily to dividends paid of $1.9 million and payment on term debt of $692,000. These uses of cash were partially offset by the proceeds received from stock option exercises of $161,000.

Although we have repurchased shares of our common stock in the past, we currently are not authorized by our Board of Directors to make repurchases of our common stock. Under the credit agreement with the Bank, we are able to purchase up to $2.0 million in shares of our common stock without the Bank’s approval.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2016 (expressed in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating and capital leases	7,679	1,042	1,772	1,472	3,393
Purchase obligations	5,990	5,990	-	-	-
Realignment accrual	793	619	174	-	-
Total contractual cash obligations	$14,462	$7,651	$1,946	$1,472	$3,393

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, goodwill and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended September 30, 2016.

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

●	Decline in overall economic or business conditions;

●	Failure to comply with our bank covenants;

●	Failure to develop new products and applications, or acquire complementary businesses and productions;

●	Failure to attract and retain qualified managerial and technical personal;

●	The impact of technological changes that could render our products obsolete;

●	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;

●	The impact of cash held outside the United States;

●	The impact of the Euro value decline against the United States dollar;

●	Fluctuations in foreign currency exchange rates and interest rates;

●	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;

●	Reliance on patents, domestic trademarks laws, trade secrets and contractual provisions;

●	Exposure to the fluctuation of our common stock market price;

●	Compliance with securities laws and regulations;

●	Exposure to risks in evaluation of internal control;

●	Increases in prices for raw materials;

●	Effects of introducing new products into the marketplace with minimal acceptance concurrently;

●	Declining oil prices adversely affecting our revenue in Industrial Analyzers and Other segment;

●	Unanticipated charges and unknown cost savings through a realignment plan.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Today, nearly 66 percent of our consolidated revenue is generated from international customers. In our U.S. operations, we invoice most of these customers in U.S. dollars, so we do not have significant exposure to foreign currency transaction risk in our domestic operations. In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros, Danish krone and U.S. dollars. From time to time we use foreign exchange hedging contracts to reduce our exposure in these transactions. We also pay a number of our employees, international suppliers and service providers in their local currency which exposes us to transaction gain or loss. These have not resulted in material amounts in the past. Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. Except for the 2015 period, we historically have not experienced any material foreign currency translation gains or losses. During the nine months ended September 30, 2016, we recognized a foreign currency exchange loss of $60,000.

Our investments in foreign subsidiaries translated into U.S. dollars are not hedged. Any changes in foreign currency exchange rates are reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive income in shareholders’ equity, and would not impact our net income.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the nine-month period ended September 30, 2016 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of MOCON, Inc. during the nine-months ended September 30, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Items 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Item 6.	Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	First Amendment to MOCON, Inc. 2015 Employee Stock Purchase plan (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: November 4, 2016	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	/s/ Elissa Lindsoe
Elissa Lindsoe
Chief Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to MOCON, Inc. 2015 Employee Stock Purchase plan (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.