Form 10-K
period 2016-12-31
MOCON INC
filed 2017-03-09
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

7500 Mendelssohn Avenue North
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

The aggregate market value of the registrant’s common stock, excluding outstanding shares beneficially owned by directors and executive officers, computed by reference to the price at which the common stock was last sold as of June 30, 2016 (the last business day of the registrant’s second quarter) as reported by the Nasdaq Global Market System, was $76,782,697.

As of March 3, 2017, 5,854,761 shares of common stock of the registrant were deemed outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be held May 25, 2017.

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

Our gas and vapor permeation instruments were first used in the food packaging industry, starting in the 1970s, to measure small amounts of moisture which can adversely affect dry cereals and other food packaging. Today our core business is involved in the detection, measurement and analysis of vapors and gases, serving industries far beyond food packaging. Our products serve markets such as foods, beverages, pharmaceuticals and consumer products, oil and gas exploration and industrial and environmental safety.

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

Our leak detection products detect leaks in sterile medical trays, food pouches, blister packs and a wide range of other sealed packages. We currently manufacture three types of leak detection instruments. The first type is a non-destructive leak detector that senses small amounts of carbon dioxide escaping from a package or tray. The second type of instrument detects leaks and checks for seal integrity by applying and measuring pressure within a package. The third type pulls a vacuum on a package and looks for vacuum or gas flow changes. The principal markets for these products are packagers of sterile medical items, pharmaceuticals and food products. Our leak detection products include the LeakMatic IITM and LeakPointer IITM series of instruments. During 2016, we introduced a modular leak testing product named LeakProtego that is designed to detect micro leaks in packages.

Our gas mixers are used in the food production environment to assure that the package has been properly flushed with the correct mixture of gases. Our gas mixer products include the MAP Mix Provectus and MAP Mix 9001 on-line instruments.

Our package testing products and services group accounted for 48 percent, 44 percent and 44 percent of our consolidated revenue in 2016, 2015 and 2014, respectively.

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

Our permeation products and services accounted for approximately 36 percent, 40 percent and 36 percent of our consolidated revenue in 2016, 2015 and 2014, respectively. Permeation instruments that we currently manufacture include OX-TRAN® systems for oxygen transmission rates, PERMATRAN-W® systems for water vapor transmission rates, and PERMATRAN-C® systems for carbon dioxide transmission rates. Our AQUATRAN ultra-high sensitivity, trace moisture permeation analyzer has been increasingly accepted as the standard test instrument of choice in the flat panel, solar cell and electronics industries. Our systems are available in a wide range of options for our customers, including high or low throughput, price, sensitivity and ease of use. They are primarily marketed to research and development departments, as well as production and quality assurance groups.

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

Revenue for our Industrial Analyzer business’ products accounted for approximately 16 percent, 16 percent and 20 percent of our consolidated revenue in each of the years 2016, 2015 and 2014. We market some of these products under the names PetroAlert®, piD-TECH®, and BevAlert®.

Microbial Detection Products

Our microbial detection products are designed to rapidly detect microbial growth in food and beverage samples. Using the total viable count (TVC) method, our GreenLight instrument performs rapid and precise measurements to determine the presence or absence of aerobic bacteria in food products or ingredients. In addition to instruments, we sell vials and swab kits which provide a recurring revenue opportunity. Revenue from these products do not contribute to our total revenue at a meaningful level.

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

Patents, Trademarks and Other Intellectual Property Rights

We believe that the protection afforded us by our patent rights is important to our business, and we will continue to seek patent protection for our technology and products. We require all of our employees and consultants to assign to us all inventions that are conceived and developed during their employment, except to the extent prohibited by applicable law. To protect our proprietary information, we have entered into confidentiality and non-compete agreements with those of our employees and consultants who have access to sensitive information. We hold both U.S. and international patents and have U.S. and international patents pending. We currently hold 49 active U.S. patents and 91 foreign patents which will expire during the period from 2017 through 2034, and have another 34 patents pending. We do not believe that the expiration of our patents on their scheduled expiration dates will have a material adverse effect on our business.

We own, have the right to use, or have applied for certain trademarks which protect and identify our products. Our trademarks and service marks include the following: MOCON®, APCHECK®, AQUATRACE®, AQUATRAN, BASELINE®, BEVALERT, CALCARD®, CAL-SMART®, CheckMate, CheckPoint, CMV-2, COULOX®, DANSENSOR®, FLO SMART®, GREENLIGHT, HERSCH®, IMPULSE®, ISM-3, LeakMatic, LeakPointer, LIPPKE®, LUXCEL, MAP Check 3, MAP Mix, MICROANALYTICS®, MULTICHECK®, OPTECH®, OX-TRAN, PAC CHECK®, PAC GUARD®, PERMATRAN-C®, PERMATRAN-W®, PETROALERT®, piD-TECH®, QUICK START®, SKYE®, TRU SEAL® , VOC-TRAQ® and VACUCORE. Our trademarks and service marks have a life of 5 to 20 years, and are subject to periodic maintenance which may be extended in accordance with applicable law.

Marketing and Customers; Distribution Methods

We market our products and services throughout the United States and in over 60 foreign markets. We use a direct sales force of approximately 25 employees and 100 independent sales representatives and distributors to market and sell our products and services to end users throughout the world. To our knowledge, none of our independent sales representatives sell a material amount of product manufactured by any of our competitors.

For information concerning our export sales by geographic area, see Note 15 of the notes to consolidated financial statements. We market products and services to research laboratories, production departments and quality control groups in the life science, medical, food, pharmaceutical, plastics, paper, electronics, oil and gas and other industries. We do not believe that the loss of any single customer would have a material adverse effect on our business or financial performance.

Backlog

As of December 31, 2016, our total backlog was $5.6 million for all of our products as compared to $5.3 million as of December 31, 2015. We anticipate shipping substantially all of the December 31, 2016 backlog in 2017.

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

We incurred expenses of approximately $4.8 million, $4.3 million and $4.2 million during the fiscal years ended December 31, 2016, 2015 and 2014, respectively, for research and development (R&D) of our products. These amounts were 7 percent to 8 percent of our consolidated revenue for each of those three fiscal years. On an annual basis, we currently intend to spend 6 percent to 8 percent of our consolidated revenue on R&D in the future.

Working Capital Practices

We strive to maintain a level of inventory that is appropriate given our projected revenue. Our domestic and international payment terms vary, however, generally ranging between 30 and 90 days. International revenue is, in some cases, transacted pursuant to letters of credit.

Seasonality

Our business is not seasonal in nature.

Employees

As of December 31, 2016, we had approximately 258 full-time employees. Included in this total are 24 scientists and engineers who research and develop potential new products. None of our employees are represented by a labor union, and we consider our employee relations to be satisfactory.

Executive Officers of the Registrant

Our executive officers, their ages and their offices held, as of March 9, 2017 are as follows:

Name	Age	Title

Robert L. Demorest	71	Chairman of the Board, President and
		Chief Executive Officer, MOCON, Inc.
Elissa Lindsoe	50	Chief Financial Officer, MOCON, Inc.
Michael Barto	42	Senior Vice President of Manufacturing and Engineering
Maurice Janssen	48	Senior Vice President of Global Sales & Marketing

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

Mr. Michael Barto has been a Vice President for us since August 2015. Mr. Barto was promoted to Senior Vice President of Manufacturing and Engineering in December of 2016. Prior to joining MOCON in 2015, Mr. Barto was the Director of Sensor Technology for the Rosemount Flow division of Emerson since March 2012.

Mr. Maurice Janssen joined us in January 2017. Prior to joining MOCON, Maurice was Vice President of Sales & Marketing, Latin America, for FOSS ANA, a Danish-based supplier of analytical instruments for the food, beverage and agriculture sectors.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for our products and services. Our customers include pharmaceutical, food, medical and chemical companies; laboratories; government agencies; and public and private research institutions. The capital spending of these entities can have a significant effect on the demand for our products. Decreases in capital spending by any of these customer groups could have a material adverse effect on our revenue, business and results of operations.

Further, our customers’ and independent representatives’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in certain parts of the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. If investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our share price could decrease.

If we violate the terms of our credit agreement and financial covenants, it could cause our lender to demand immediate repayment of our credit facilities.

We have a credit agreement with Wells Fargo Bank, our primary lender, with which we entered into a line of credit through August 26, 2018. Our credit agreement with Wells Fargo Bank includes various financial and restrictive covenants. Our current internal projections indicate that we will be in compliance with our financial and restrictive covenants for the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, including our financial and restrictive covenants, Wells Fargo Bank could deem us to be in default and require us to immediately repay the entire outstanding balance of our credit facilities, if any. If we do not have the funds available to repay the credit facilities or we cannot find another source of financing, we may fail to meet the terms of our agreement which could decrease the value of our common stock or have other material adverse consequences for us.

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

Revenue outside the United States accounted for approximately 66 percent of our revenue in 2016, 66 percent in 2015 and 69 percent in 2014, and we expect that foreign revenue will continue to account for a significant portion of our revenues in the future. Revenue to customers in foreign countries are subject to a number of risks including, among others:

●	agreements may be difficult to enforce;

●	receivables may be difficult to collect;

●	certain regions may experience political unrest and conflict and economic instability;

●	foreign customers may have longer payment cycles;

●	the countries into which we sell may impose tariffs or adopt other restrictions on foreign trade;

●	currency fluctuations could reduce reported revenue and profitability in future periods;

●	fluctuations in exchange rates may affect product demand;

●	legal and regulatory requirements may be difficult to monitor and comply with, especially if inconsistent with U.S. laws and regulations;

●	customizing products for foreign countries and managing and staffing international operations may lead to increased costs; and

●	protection of intellectual property in foreign countries may be more difficult to enforce.

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

Further, changes to tax and trade policies, international trade agreements and other governmental regulations affecting trade between the United States and other countries could adversely affect our ability to sell our products in countries outside the United States, increases the costs of selling outside the United States or decrease the profitability of selling outside the United States. Recent elections in the United States could increase the likelihood of any such change being pursued by the United States government.

Fluctuations in foreign currency exchange rates could result in declines in our cash, revenue and earnings.

Because the functional currency of our foreign operations is the applicable local currency, we are exposed to foreign currency transaction risk arising from transactions in the normal course of business, such as revenue to third party customers and purchases from suppliers denominated in foreign currencies. At December 31, 2016, there were no forward contract hedge instruments in place in our foreign operations.

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

The market price of our common stock has been volatile in the past, with closing prices ranging from a high of $19.65 and a low of $13.01 during 2016. Several factors could cause the price to fluctuate substantially in the future. Some of these factors include:

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

We are exposed to risks relating to our evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of its internal control over financial reporting have required and will continue to require the expenditure of significant financial and managerial resources. Although our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 and our independent registered public accounting firm agreed, no assurance can be provided that our management or independent registered public accounting firm will reach a similar conclusion as of any later date. Our failure to maintain effective internal control over financial reporting may have an adverse effect on our stock price.

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

In recent years we began to market new products including next generation of existing products such as the OX-TRAN 2/22, PERMATRAN-W 3/34 and LeakProtego. We believe that there are significant markets for our new products and while we believe these products are superior in many respects to similar products being sold by our competitors, each one is new to the marketplace and may not gain the market acceptance necessary to allow us to capitalize on what we believe will be an increasing demand in the industries for which products are utilized. While we have realized increasing revenue of products introduced in the marketplace historically, there can be no assurance that revenue of these products will continue. While we believe our recent new product offerings represent a dramatic improvement over existing technology being used in the respective applications, for some of them, we have not realized significant revenue to date.

If we are not able to successfully market new products, we will not recover the significant research and development and other expenses we have incurred to bring these products to market.

Our information systems are critical to our business. If our information systems fail to adequately perform, or any our systems were accessed by unauthorized parties, our business, reputation, financial condition, and operating results could be adversely affected.

We have many information systems that are critical to our business. These information systems are used to record, process, summarize, transmit, and store electronic information, including, among other things, sensitive data related to our research and development efforts and third party information. Although we take steps to secure our information systems and protect data stored on these systems, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, cyber attacks, computer or other disruptive events. Any unauthorized access of our information systems or loss of information stored on our information systems could result in legal claims or proceedings and could disrupt our business and harm our reputation, which cause our business, reputation, financial condition, and operating results to suffer.

Beginning in 2015, we implemented a realignment plan (“Realignment Plan”), which may result in additional or unanticipated non-recurring charges, and we may not be able to achieve the cost savings and other benefits expected from these realignment efforts.

 Throughout 2015, we completed an initiative to reduce the number of legal entities by merging those entities into other legal entities we have. This initiative is intended to reduce the complexity and administrative burden and cost of maintaining those legal entities. Further, to improve our profitability, during the fourth quarter of 2015, we brought the Package Testing and Permeation segment sales and marketing functions under common leadership and decreased our U.S. headcount by 5 percent. We continued these efforts during 2016, with the elimination of the chief operating officer position and the hiring of a Sr. VP of Global Sales and Marketing, and other personnel changes. These changes were also designed to strengthen our market presence and provide a cost-effective approach to achieving our objectives.

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

We lease an aggregate of 110,460 square feet of office, engineering, laboratory and production space in Minnesota, Germany, Denmark, Spain, Italy, France and China. We believe that all of our facilities are generally adequate for their present operations and that suitable space is readily available if any of our leases are not extended.

We signed a 15-year lease for our Minneapolis headquarters and operations center. The lease commenced July 1, 2011 and is for a location consisting of approximately 60,000 square feet of space. This space is leased until October 2025. This location is our corporate headquarters from which a portion of all reporting segments conduct operations.

Dansensor A/S, based in Denmark, and operating subsidiaries located in Germany, France, Spain, and Italy lease an aggregate of approximately 37,000 square feet. These buildings are leased through various dates until December 2021. These properties are utilized for the operations of the Package Testing segment.

Dansensor A/S also has a location in Neuwied, Germany that occupies approximately 8,075 square feet. This space is leased until July 2018. This property is utilized for the operations of the Permeation segment. During 2016, this lease was negotiated to expand the existing building with an additional 3,000 square feet, which is expected to be completed in the second quarter of 2017 at which time will be utilized for the operations of Permeation and Package Testing segments. The renegotiated lease will expire in June 2028.

The MOCON (Shanghai) Trading Co., Ltd. operations are located in Shanghai, China, and occupy approximately 1,700 square feet. This space is leased until December 2017. This property is utilized in the operations of the Permeation segment.

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

	2016			2015
Fiscal Period	High	Low	Dividend	High	Low	Dividend

1st Quarter	$14.66	$13.01	$0.11	$17.29	$15.86	$0.11
2nd Quarter	$14.85	$13.16	$0.11	$17.99	$15.90	$0.11
3rd Quarter	$16.87	$14.05	$0.11	$16.25	$13.03	$0.11
4th Quarter	$19.65	$15.05	$0.11	$15.20	$13.54	$0.11

We have been consistently paying dividends since 1984. Cash dividends paid in 2016, 2015 and 2014 were approximately $2.6 million, $2.5 million and $2.5 million, respectively. Our Board of Directors monitors and evaluates our dividend practice quarterly, and the Board may elect at any time to increase, decrease or not pay a dividend on our common stock based upon our financial condition, results of operations, cash requirements and future prospects and other factors deemed relevant by the Board. Under the loan agreement we have with Wells Fargo Bank, we are required to maintain certain financial ratios. One of these ratios will be impacted by the amount of dividends we pay. If paying dividends at our historical rate were to cause us to be out of compliance with this ratio, or otherwise cause us to be in breach of our covenants under our loan agreement with Wells Fargo Bank, we may be required to reduce or eliminate dividends until such time as we are able to repay our loan, regain compliance with the financial ratios and other covenants in the loan agreement, or negotiate a waiver or amendment with Wells Fargo Bank.

For information concerning securities authorized for issuance under equity compensation plans, please see Part III – Item 12.

Holders

As of March 3, 2017, there were approximately 309 holders of record and 3,400 beneficial holders of our common stock.

Issuer Repurchases of Equity Securities

Other than the withholding of 65,728 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2016. We currently are not authorized by our Board of Directors to make repurchases of our common stock.

Recent Sales of Unregistered Securities

During the fourth quarter and year ended December 31, 2016, we did not issue or sell any shares of our common stock or other equity securities of MOCON without registration under the Securities Act of 1933, as amended.

Stock Performance Graph

The following graph compares the cumulative shareholder return on MOCON’s common stock to the S&P 500 Index and a peer group consisting of five companies with a market capitalization similar to MOCON. The peer companies were selected from the scientific and technical instruments industry within the technology sector. The graph compares the performance for the last five fiscal years, assuming an investment of $100 on December 31, 2011, including the reinvestment of all dividends. The peer group consists of the following companies: CyberOptics Corporation, eMagin Corporation, Perceptron, Inc., Sypris Solutions, Inc. and Transcat, Inc. We chose these five companies because they operate in similar technology sectors that we do and have a market capitalization similar to ours.

	12/11	12/12	12/13	12/14	12/15	12/16

MOCON, Inc.	100.00	92.43	104.57	121.75	102.45	140.71
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	91.12	104.10	99.10	72.69	111.45

Source: Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2016		2015	2014	2013	2012
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME DATA:

Revenue	$63,311	(1)	$60,754	$64,475	$57,108	$49,941
Net income	5,000		2,972	1,536	3,461	2,002
Net income per common share:
Basic	0.86		0.52	0.27	0.62	0.37
Diluted	0.86		0.51	0.27	0.61	0.35
Cash dividends declared per share	0.44		0.44	0.44	0.44	0.42

(1) See Note 1, page F-9.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:

Current assets	$27,162	$24,702	$27,501	$27,570	$26,913
Total assets	48,448	47,419	52,509	58,704	57,220
Current liabilities	10,715	9,600	15,449	16,935	16,494
Noncurrent liabilities	1,282	4,348	2,587	4,300	6,845
Shareholders' equity	36,451	33,471	34,473	37,469	33,881

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAl CONDITION AND RESULTS OF OPERATIONS

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

Our research and development costs were approximately 7 percent to 8 percent of our consolidated revenue in 2016, 2015 and 2014. On an annual basis, we intend to spend 6 percent to 8 percent of our revenue on research and development in the future.

Beginning 2015, we implemented a series of initiatives, including a reduction in workforce and simplification of business structures (“Realignment Plan”). In conjunction with our One MOCON initiative, the integrations of our European based businesses are near completion which has changed the leadership needs in our business as a whole from one that is individual segment-based toward another that is designed to fuel growth through our sales strategy. As a result, during 2016, we continued to evaluate our business needs and therefore have incurred additional realignment expenses from the elimination of two senior executive positions in our company which included our chief operating officer. These actions are intended to increase operating efficiencies and provide additional resources to execute our long-term growth strategy.

On January 14, 2016, we entered into an Asset Purchase Agreement, as amended on May 18, 2016 (the “Agreement”) with Volatile Analysis Corporation (“VAC”) pursuant to which we agreed to sell to VAC the assets exclusively used in our business of providing equipment and analytical chemistry services and related formulation, product development, and consulting services, primarily focused on identification of odors and aromas. This business was included in our Permeation segment and was conducted from a facility in Round Rock, Texas. The purchase and sale of the assets was finalized and closed on May 18, 2016. We received proceeds of $701,000 resulting in a realized gain of $553,000, which is included in other income (expense), net on the Consolidated Statement of Income. The remaining $599,000 owed by VAC as of December 31, 2016 in accordance with the Agreement will be recognized on the cost recovery method upon receipt. This business does not qualify for discontinued operations since it does not represent a strategic shift that had or will have a major effect on our operations and financial results. The revenue related to this business was $54,000, $0.6 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The gross profit/(loss) contribution related to the Microanalytics business was ($0.1) million, $0.2 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Periodically, we have shipments of products to customers where we are required to recognize revenue under the accounting guidance related to multiple element arrangements. This guidance provides that the overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling price, as demonstrated by vendor-specific objective evidence (VSOE) or third-party evidence (TPE). Where VSOE or TPE is not available, revenue will be assigned to each element using an estimated selling price.

Reserve for Doubtful Accounts and Returns

Our allowance for doubtful accounts and returns is for accounts receivable balances that are estimated to be uncollectible as well as anticipated returns. The reserve is based on a number of factors, including: (1) an analysis of customer accounts and (2) our historical experience with accounts receivable write-offs and returns. The analysis includes the age of the receivable, the financial condition of a customer or industry and general economic conditions. We believe our financial results could be materially different if historical trends are not predictive of future results or if economic conditions worsened for our customers. In the event we determined that a smaller or larger allowance for doubtful accounts is appropriate, we would record a credit or charge to selling, general and administrative expense in the period that we made such a determination. As of December 31, 2016 and 2015, we had approximately $180,000 and $141,000, respectively, reserved against our accounts receivable for doubtful accounts and returns.

Accrual for Excess and Obsolete Inventories

We perform an analysis to identify excess and obsolete inventory. We record a charge to cost of revenue for amounts identified. Our analysis includes inventory levels, the nature of the components and their inherent risk of obsolescence, and the on-hand quantities relative to the sales history of that component. We believe that our financial results could be materially different if historical trends are not predictive of future results or if demand for our products decreased because of economic or competitive conditions or otherwise. As of December 31, 2016 and 2015, we had approximately $552,000 and $511,000, respectively, accrued for excess and obsolete inventories.

Recoverability of Long-Lived Assets

We assess the recoverability of definite-lived intangibles and other long-lived assets periodically whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset, or asset group. We deem an asset to be impaired if a forecast of undiscounted future operating cash flows is less than an asset’s carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Changes in our business strategies, changes in the economic environment in which we operate, competitive conditions, and other factors could result in future impairment charges.

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

Goodwill

We assess the recoverability of goodwill on our annual measurement date or whenever events or changes in circumstances indicate that a potential impairment may exist. Goodwill is considered to be impaired if it is determined that the carrying amount of the reporting unit exceeds its fair value. Assessing the impairment of goodwill requires us to make judgments regarding the fair value of the net assets of our reporting units and the allocation of the carrying amount of shared assets to the reporting units. Our annual assessment included comparison of the carrying amount of the net assets of a reporting unit, including goodwill, to the fair value of the reporting unit. A significant change in our market capitalization or in the carrying amount of net assets of a reporting unit could result in an impairment charge in future periods. We performed our annual 2016 assessment during the fourth quarter, and determined there was no impairment of goodwill for any of our reporting units as their related fair values were in excess of their carrying values.

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

Management reviews the deferred tax assets for recoverability on a quarterly basis and assesses the need for valuation allowances. These deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income streams and the impact of tax planning strategies. A valuation allowance is recorded to reduce deferred tax assets when it is determined that it is more likely than not that we would not be able to realize all or part of our deferred tax assets. We provided a valuation allowance in the amount of $1.4 million and $1.3 million at December 31, 2016 and 2015, respectively, against our net deferred tax assets.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 requires application of a more-likely-than-not threshold to the recognition and de-recognition of uncertain tax positions. Under ASC 740, once the more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. We have unrecognized tax benefits in the amount of $134,000 and $201,000 in 2016 and 2015, respectively, for estimated exposures associated with uncertain tax positions. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are different from our current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of revenue, for fiscal years ended December 31, 2016, 2015 and 2014. Our historical financial data were derived from our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Percent of Revenue
	2016	2015	2014

Revenue	100.0	100.0	100.0
Cost of revenue	43.7	45.3	44.0
Gross profit	56.3	54.7	56.0
Selling, general and administrative expenses	37.3	38.6	38.8
Research and development expenses	7.7	7.1	6.5
Realignment Expense	1.4	1.7	-
Impairment of investment in affiliated company	-	-	4.9
Operating income	9.9	7.3	5.8
Other income (expense), net	0.6	0.1	(0.5)
Income before income taxes	10.5	7.4	5.3
Income taxes	2.6	2.5	3.0
Net income	7.9	4.9	2.3

The following table summarizes total revenue by segment for 2016, 2015 and 2014 (expressed in thousands):

	Years Ended December 31,
	2016	2015 (1)		2014

Package Testing	$30,257	$26,583		$28,071
Permeation	23,039	24,599		23,380
Industrial Analyzers and Other	10,015	9,572		13,024

Total revenue	$63,311	$60,754	(1)	$64,475

(1) See revision note on Note 1, page F-9.

The following table sets forth the relationship between various components of domestic and foreign revenue for 2016, 2015 and 2014 (expressed in thousands):

	Years Ended December 31,
	2016	2015	2014

Domestic revenue	$21,660	$20,872	$19,836
Foreign revenue:
Europe	26,190	23,203	26,324
Asia	12,790	12,762	14,166
Other	2,671	3,917	4,149
Total foreign revenue	41,651	39,882	44,639
Total revenue	$63,311	$60,754	$64,475

Revenue

Fiscal 2016 vs. Fiscal 2015

Revenue in 2016 was $63.3 million, an increase of 4 percent compared to $60.8 million for 2015. The growth in our Package Testing and Industrial Analyzers and Other segments was offset by the decline in revenue for our Permeation segment. We believe future revenue results depend primarily upon our ability to continue to introduce new products, retain and attract market demand and grow in the markets we serve, including oil and gas markets.

Package Testing Products and Services

Revenue in our Package Testing segment accounted for 48 percent and 44 percent of our consolidated revenue in each of 2016 and 2015, respectively. Revenue grew 14 percent in the year ended December 31, 2016 to $30.3 million compared to $26.6 million in 2015. This growth is a result of a continued demand for our headspace analyzers, leak detection equipment and related services There are increasingly more two income households in Europe which is driving consumer trends toward convenience and sustainable food packaging. In the U.S., growth in modified atmosphere packaging technologies is being driven through overall market expansion as food production lines are upgraded. Revenue to foreign destinations comprised 73 percent and 74 percent of total revenue in this segment for the years ended December 31, 2016 and 2015, respectively.

Permeation Testing Products and Services

Revenue in our Permeation segment accounted for 36 percent and 40 percent of our consolidated revenue for the years ended December 31, 2016 and 2015, respectively. Revenue decreased six percent in the year ended December 31, 2016 to $23.0 million compared to $24.6 million in 2015. The decrease is attributable to decreased revenue in the domestic markets. Approximately $640,000 of this decrease is driven by the sale of the business formerly known as Microanalytics. Foreign revenue comprised 68 percent of the revenue in this segment in 2016, compared to 63 percent from the prior year.

Industrial Analyzer Products and Services and Other

Revenue in our Industrial Analyzers and Other segment accounted for 16 percent of our consolidated revenue for both the years ended December 31, 2016 and 2015. Revenue increased slightly from prior year to $10.0 million during the year ended December 31, 2016 compared to $9.6 million for 2015. The increase in revenue compared to the prior year is primarily due to growth experienced in the sensor and detector products during 2016 of approximately $1.3 million, partially offset by a decrease of instrument sales from the beverage safety and oil and gas exploration markets. Revenue to foreign destinations comprised 38 percent and 49 percent of total revenue in this segment for the years ended December 31, 2016 and 2015, respectively.

Fiscal 2015 vs. Fiscal 2014

Revenue in 2015 was $60.8 million, a decrease of 4 percent compared to $64.5 million for 2014. Foreign currency translation had an unfavorable impact of $5.3 million compared to the prior year. When excluding the effect of the currency rate impact, revenue grew 3 percent. The growth in our Package Testing and Permeation segments on a constant currency basis was offset by the decline in revenue for our Industrial Analyzers and Other segment. We believe future revenue results depend primarily upon our ability to continue to introduce new products, retain and attract market demand and grow in the markets we serve, including oil and gas markets.

Package Testing Products and Services

Revenue in our Package Testing segment accounted for 44 percent and 44 percent of our consolidated revenue in each of 2015 and 2014, respectively. Revenue decreased 5 percent in the year ended December 31, 2015 to $26.6 million compared to same period in 2014. Revenue in our Package Testing segment was negatively impacted by $4.4 million during 2015 due to currency rate fluctuations as compared to the prior year. Excluding the impact of the currency rate fluctuations, revenue for our Package Testing segment grew 11 percent compared to the prior year. This growth on a constant currency basis is a result of a continued revenue increase in our headspace and mixer products as we increase our market share. Revenue to foreign destinations comprised 74 percent and 77 percent of total revenue in this segment for the years ended December 31, 2015 and 2014, respectively.

Permeation Testing Products and Services

Revenue in our Permeation segment increased 5 percent for the current year as compared to the prior year, and accounted for 40 percent and 36 percent of our consolidated revenue for the years ended December 31, 2015 and 2014, respectively. Permeation segment revenue was negatively impacted by $897,000 due to currency rate fluctuations compared to the prior year. Excluding the impact of the currency rate fluctuations, revenue for our Permeation segment grew 9 percent compared to the prior year. This increase is due to strong demand for our new generation of oxygen permeation instrumentation. Foreign revenue comprised 63 percent of the revenue in this segment in 2015, compared to 70 percent from the prior year.

Industrial Analyzer Products and Services and Other

Revenue in our Industrial Analyzers and Other segment accounted for 16 percent and 20 percent of our consolidated revenue for the years ended December 31, 2015 and 2014, respectively. Revenue decreased 27 percent to $9.6 million during the year ended December 31, 2015 compared to $13.0 million for the same period in 2014. The decline in revenue compared to the prior year was primarily due to a 77 percent, or $3.9 million, decline in instrument revenue from the oil and gas exploration markets partially offset by an increase in demand from the environmental monitoring, in which instrument sales were up 5 percent, and beverage safety markets. Revenue to foreign destinations comprised 49 percent and 50 percent of total revenue in this segment for the years ended December 31, 2015 and 2014, respectively.

Gross Profit

Fiscal 2016 vs. Fiscal 2015

Our overall gross profit was 56 percent and 55 percent of revenue during 2016 and 2015, respectively. Gross profit as a percentage of revenue in our Package Testing segment increased three percentage points to 57 percent in 2016 from 54 percent in 2015 driven by revenue growth and process improvement initiatives. The gross profit as a percentage of revenue in our Permeation segment increased by one percentage points to 60 percent in the current year from 59 percent in 2015 driven by the mix of product services and consulting. The gross profit as a percentage of revenue in our Industrial Analyzers and Other segment declined by one percentage points to 45 percent in 2016 compared to 46 percent in 2015 driven by growth in the sensor related revenue which generates lower margins.

Fiscal 2015 vs. Fiscal 2014

Our overall gross profit was 55 percent and 56 percent of revenue during 2015 and 2014, respectively. Gross profit as a percentage of revenue in our Package Testing segment increased five percentage points to 54 percent in 2015 from 49 percent in 2014 due to an increase in the revenue volume from headspace and accessory products which have a higher level of gross profit. The gross profit as a percentage of revenue in our Permeation segment decreased by five percentage points to 59 percent in the current year from 64 percent in 2014 due to foreign exchange pricing impacts on instruments made in the U.S.A. and sold in foreign currencies and additional production costs related to the new generation of instruments. The gross profit as a percentage of revenue in our Industrial Analyzers and Other segment declined by ten percentage points to 46 percent in 2015 compared to 56 percent in 2014. The decline in gross profit as a percent of revenue is due to decrease in volume to absorb semi-variable and fixed production related costs and an increase in warranty costs for a quality issue with sensor components in the latest release of gas chromatograph instruments.

Selling, General and Administrative Expenses

Fiscal 2016 vs. Fiscal 2015

Selling, general and administrative expenses were approximately $23.6 million and $23.5 million, or 37 and 39 percent of revenue for, 2016 and 2015, respectively. During 2016, cost reductions realized from our realignment plans were partially offset by increased personnel costs due to new hires to support growth and inflation.

Fiscal 2015 vs. Fiscal 2014

Selling, general and administrative expenses were approximately $23.5 million and $25.0 million, or 39 percent of revenue for 2015 and 2014, respectively. During 2015, selling, general and administrative expenses included an increase in domestic commissions due to an increase in domestic revenue and additional personnel costs due to increased headcount, offset by a decline in the foreign currency rates when compared to the prior year.

Research and Development Expenses

Fiscal 2016 vs. Fiscal 2015

Research and development (R&D) expenses were approximately $4.8 million and $4.3 million in 2016 and 2015, or 8 percent and 7 percent of revenue in each year, respectively. For the foreseeable future, we intend to continue spending 6 percent to 8 percent of revenue to R&D. We believe continued R&D expenditures are necessary as we develop new products to expand revenue opportunities in our niche markets to remain competitive.

Fiscal 2015 vs. Fiscal 2014

Research and development (R&D) expenses were approximately $4.3 million and $4.2 million in 2015 and 2014, or 7 percent of revenue in each year.

Realignment expenses

Realignment expense was approximately $903,000 and $1.0 million for year ended December 31, 2016 and 2015, respectively.

During 2016, management concluded to eliminate the chief operating officer position and a divisional executive position in addition to other personnel changes. As a result, $903,000 of realignment expense was recognized during 2016.

During 2015, we implemented a series of activities including the Realignment Plan in order to simplify our business structure by reducing the number of legal entities and by combining the sales and marketing teams of our Permeation and Package Testing segments under common leadership. The realignment expenses incurred in 2015 were $1.0 million. There were no realignment expenses in 2014. The Realignment Plan activities completed during 2015 included:

●	The elimination of approximately 10 positions across all areas
●	Costs associated with legal and professional fees of $414,000
●	Separation costs of $635,000

Impairment of investment in affiliated company

In January 2010, we acquired a minority equity ownership interest in Luxcel Biosciences Limited (Luxcel) based in Cork, Ireland. The investment of €2.5 million amounted to a 16.9 percent equity interest in Luxcel. During 2014 we became aware of a triggering event that indicated possible impairment. After further analysis, we determined that the investment was other than temporarily impaired, and as a result, recorded a non-cash, non-tax deductible charge of $3.2 million in 2014 to fully impair the asset.

Other Income (Expense), Net

Other income (expense), net for 2016, 2015 and 2014 was as follows (expressed in thousands):

	Years Ended December 31,
	2016	2015	2014

Interest income	$-	$2	$3
Interest expense	(56)	(119)	(186)
Foreign currency exchange gain (loss)	(116)	209	(136)
Other	(10)	1	13
Gain on sale of business	553	-	-
Total other income (expense), net	$371	$93	$(306)

Fiscal 2016 vs. Fiscal 2015

The interest expense in 2016 is primarily related to the debt incurred in connection with the line of credit, and the foreign currency exchange loss was primarily due to transaction settlement in the normal course of business. Interest expense decrease in 2016 compared to 2015 due to the net pay-down on total debt by $2.8 million year over year. The gain on sale of business is related to the sale of our odor and aroma business formerly known as Microanalytics.

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

Income Tax Expense

Fiscal 2016 vs. Fiscal 2015

Our provision for income taxes in 2016 was $1.7 million, or 25 percent of income before income taxes, compared to $1.5 million, or 33 percent of income before income taxes for 2015. The current year effective tax rate is lower than the expected statutory rate due to the effect of foreign operations where we generally experience lower tax rates, tax benefits associated with the change in our assertion over unremitted earnings, and the research credit and domestic manufacturing deduction for 2016, which is partially offset by discrete items recognized in 2016 associated with foreign income inclusions required for U.S. income tax purposes.

Fiscal 2015 vs. Fiscal 2014

Our provision for income taxes in 2015 was $1.5 million, or 33 percent of income before income taxes, compared to $1.9 million, or 56 percent of income before income taxes for 2014. The prior year effective tax rate is lower than the expected statutory rate due to the effect of foreign operations where we generally experience lower tax rates, and the research credit and domestic manufacturing deduction for 2015 partially offset by discrete items recognized in 2015.

Inflation

We do not believe that inflation has had a material effect on our results of operations in recent years; however, there can be no assurance that our business will not be adversely affected by inflation in the future.

Liquidity and Capital Resources

Total cash and cash equivalents was $8.3 million and $6.3 million at December 31, 2016 and 2015. Of the $8.3 million in cash and cash equivalents as of December 31, 2016, $4.8 million was held at banks located primarily in Germany and Denmark. Cash provided by operating activities was approximately $7.3 million in 2016 compared to $6.4 million in 2015. Cash flows provided by operating activities were offset by cash used to pay down our debt, net of proceeds in the amount of $2.8 million; dividends paid totaling $2.6 million, and $1.0 million was used to purchase property, plant and equipment.

At December 31, 2016, we had $163,000 in total debt compared to $3.0 million on December 31, 2015. Total debt on December 31, 2016 is comprised of capital leases for equipment.

Our working capital as of December 31, 2016 increased approximately $1.3 million to $16.4 million, compared to $15.1 million at December 31, 2015. This increase was primarily due to an increase in cash and trade accounts receivable, partially offset by a decrease in inventory and an increase in accrued income taxes.

During 2016, management eliminated the chief operating officer position and a divisional executive position in addition to other personnel changes. This resulted in a non-recurring charge of $903,000 during 2016. The total cash paid during 2016 for these activities was $400,000, with an additional $500,000 expected to be paid in 2017.

During 2015, we implemented a Realignment Plan which decreased our U.S.A. headcount by 5 percent, including elimination of vacant positions. In addition, during 2015 we undertook an initiative to reduce the number of legal entities that we have and resulted in a non-recurring charge of $1.0 million during 2015. The total cash paid during 2015 for these activities was $400,000 and an additional $600,000 was paid during 2016.

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

A significant amount of our earnings are generated outside the U.S.A. and have historically been indefinitely reinvested in non-U.S.A. subsidiaries, resulting in the majority of our cash being held outside the U.S.A. If these funds were repatriated to the U.S.A. or used for U.S.A. operations, the amount would be subject to U.S.A. taxes with the related foreign tax credit, such that a net benefit is available from unremitted non-U.S.A earnings. Therefore, we intend to remit and use the cash generated from non-U.S.A. operations as well as borrowings, if needed, to meet our U.S.A. cash needs. As the remittance is expected to occur within the foreseeable future, we have recorded an income tax benefit associated with this remittance. Further, we intend to accrue income taxes on unremitted earnings going forward to reflect the expectation of future remittances to the U.S.A., which may increase our effective tax rate upon utilization of existing foreign tax credits. We could also seek additional borrowing capacity or seek to raise additional capital in the U.S.A. These alternatives could result in additional interest expense or other dilution of our earnings.

We believe that a combination of our existing cash and cash equivalents, funds available under the revolving credit facility, and an expected continuation of cash flow from operations, will continue to be adequate to fund our operations and working capital, capital expenditures, required payments on indebtedness, costs of realignment expenses and declared dividend payments.

Cash Flow

Cash Flows from Operating Activities

Our primary source of funds has historically been cash provided by operating activities. Cash flow from operating activities totaled $7.3 million, $6.4 million and $9.7 million in 2016, 2015 and 2014, respectively. The increase in 2016 was driven by an increase in overall net income of $2.0 million, a decrease in inventory along with an increase in accrued income taxes, and offset by an increase in accounts receivable. The decrease in 2015 was driven by an increase in accounts receivable, which is at a lesser rate than 2014, with a decrease of $3.3 million in 2015 revenue compared to 2014 along with a decrease in accounts payable and overall operating income. The increase in 2014 was primarily due to the decrease in accounts receivable from 2013, partially offset by increases in inventories. Working capital requirements typically will increase or decrease with changes in the level of revenue. In addition, the timing of certain accrued payments will affect cash flow from reporting period to reporting period. Income tax payments and any employee incentive payments affect the timing of our operating cash flow as they are accrued throughout the year but paid on a quarterly, semi-annual or annual basis.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $275,000 in 2016 as compared to $1.7 million in 2015 and $1.5 million in 2014, respectively. The primary uses of cash for investing activities in 2016 were for purchase of property, plant and equipment of $907,000 and cash paid for intangible assets of $179,000. These uses were partially offset by proceeds from the sale of property, plant and equipment, sale of business, and cash surrender value of line insurance in the amount of $701,000, $52,000 and $58,000 respectively. The primary uses of cash for investing activities in 2015 were for purchase of property, plant and equipment of $1.6 million and cash paid for intangible assets of $218,000. These uses were partially offset by proceeds from the sale of property, plant and equipment and cash surrender value of line insurance in the amount of $56,000 and $96,000 respectively. The primary uses of cash for investing activities in 2014 were for purchase of property, plant and equipment of $1.3 million and cash paid for intangible assets of $540,000. These uses were partially offset by proceeds from the sale of marketable securities and property, plant and equipment in the amount of $205,000 and $154,000 respectively. We do not believe that any major property, plant and equipment expenditures are required to accommodate our current level of operations.

Cash Flows from Financing Activities

Cash used in financing activities totaled approximately $5.0 million in 2016, due primarily to the net reduction of the line of credit totaling $2.8 million and dividends paid in the amount of $2.6 million. These uses were partially offset by the proceeds from the exercise of share based options in the amount of $406,000. Cash used in financing activities totaled approximately $4.0 million in 2015, due primarily to the pay-down of term loans in the amount of $704,000, the net reduction of the line of credit totaling $1.1 million and dividends paid in the amount of $2.5 million. These uses were partially offset by the proceeds from the exercise of stock options in the amount of $315,000.Cash used in financing activities in 2014 was $5.4 million, due primarily to the pay-down of term loans in the amount of $2.7 million, the net reduction of the line of credit totaling $1.0 million, and dividend payments in the amount of $2.5 million. These uses were partially offset by the proceeds from the exercise of stock options in the amount of $702,000.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2016 (expressed in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating and capital leases	$7,541	$1,143	$2,529	$1,404	$2,465
Purchase obligations	5,565	5,565	-	-	-
Realignment Accrual	547	547	-	-	-
Total contractual cash obligations	$13,653	$7,255	$2,529	$1,404	$2,465

We lease space in Minneapolis, Minnesota which services as our headquarters and operations center. The lease commenced on June 1, 2011 and is for a 15 year term. The required future minimum lease payments, starting at $367,000 per year and subject to annual increases, have been included in the above table.

In Europe, we have operating lease agreements for company automobiles as well as the buildings occupied by each subsidiary location in Germany, Spain, Italy, France, and Denmark. The required minimum lease payments range from the low thousands of dollars up to $400,000 per year and are included in the table above. The leases have various maturity dates through June 2028.

We entered into a capital lease agreement on August 27, 2015 for a new phone system. The lease term is 3 years with an imputed interest rate of 1.70 percent per annum. The present value of the minimum lease payments was $162,000 at inception. We entered into a capital lease agreement on November 1, 2016 for new server equipment. The lease term is 3 years with an imputed interest rate of 2.28 percent per annum. The present value of the minimum lease payments was $68,000 at inception.

In the U.S., we have a secured line of credit with availability up to a maximum of $10.0 million which was amended on August 28, 2015 with a maturity date of August 26, 2018. As of December 31, 2016 the outstanding balance is zero. In addition, Dansensor has a DKK 5 million (approximately $0.7 million) available line of credit of which no amount was outstanding as of December 31, 2016.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, acquisitions, making capital and lease expenditures and making share repurchases. We are in compliance with our debt covenants at December 31, 2016 and expect to remain in compliance through 2017.

In relation to our accrual for uncertain tax positions, we have approximately $134,000 and $201,000 accrued at December 31, 2016 and 2015, respectively. The timing of any payments which could result from these unrecognized tax benefits will depend on a number of factors. Accordingly, we cannot make reasonably reliable estimates of the period of potential cash settlement, if any, with taxing authorities. Due to the uncertainty regarding the timing of these liabilities, we have excluded these amounts from the contractual obligations table.

We have severance agreements with four of our executive officers and two of our vice presidents, which provides for the payment of a lump sum amount upon the occurrence of certain termination events. The payment could range from an amount of half to two times their current annual salary depending on the reason for termination. In connection with our Realignment Plan, we expensed $903,000 during 2016 for separation agreements with officers and executives. As of December 31, 2016, $547,000 of this expense is included in accrued compensation, and per the agreements will be paid during 2017.

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

Recently Issued Accounting Guidance

New Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company intends to adopt the new standard in the first quarterly period of fiscal 2018. We do not believe adoption of the new standard will have a material impact on our Consolidated Statements of Income, but expect expanded financial statement footnote disclosure. We are continuing to evaluate the impacts of the pending adoption, and have engaged a third party to assist management in assessing the impact. As such, our preliminary assessments are subject to change.

Inventory – Simplifying the Measurement of Inventory

In July 2015, the FASB issued new accounting guidance in an effort to simplify the measurement of inventory. The requirements of the new standard are effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. We do not believe adoption of the new standard will have a material impact on our results of operations and financial position.

Leases

In February 2016, the FASB issued new accounting guidance, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The new guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption of the update is permitted. We are currently evaluating the impact of this guidance on our results of operations and financial position.

Stock Compensation

In March 2016, the FASB issued a new standard that changes the accounting for share-based payments. The standard is effective for the Company in fiscal 2017. It simplifies several aspects of accounting for share-based payments, including the accounting for income taxes, forfeitures, and classification in the statement of cash flows. Under the new standard, excess tax benefits on the exercise of stock options currently credited to equity will reduce the current tax provision, potentially creating volatility in the Company’s effective tax rate. We do not believe adoption of the new standard will have a material impact on our results of operations and financial position.

ITEM 7.A	Quantitative and Qualitative disclosures about market risk

Interest Rate Risk

Our principal financial market risks are sensitive to interest rates and foreign currency exchange rates. Our market risk on interest rates relates primarily to LIBOR-based short-term debt from commercial banks and interest-bearing cash equivalents and short-term investments which are generally instruments with maturities of three months or less. Based on our average debt balances during 2016, a 100 basis point change in interest rates would potentially increase or decrease interest expense, net of offsetting impacts in interest income, by approximately $17,000.

Foreign Currency Exchange Risk

Today, nearly 66 percent of our consolidated revenue is generated from international customers. In our U.S. operations, we invoice most of these customers in U.S. dollars, so we do not have significant exposure to foreign currency transaction risk for revenue transacted by the U.S. operation. In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros and Danish krone. The revenue impact due to foreign currency fluctuations has been immaterial during 2016. In addition, we have some exposure due to foreign exchange pricing impacts on instruments made in the U.S.A. and sold in foreign currencies by non-U.S. operations. However, because we also pay a number of our employees, international suppliers and service providers in their local foreign currency, the negative impact to revenue due to the strong U.S. dollar is naturally hedged resulting in minimal impact to our operating income. However, the net transactional gains or losses resulting from the revenue and expense transactions denominated in foreign currencies have not been material in the past.

We experienced a net of approximately $116,000 foreign currency transactional loss during the year ended December 31, 2016 primarily due to the weakening of European currencies. Our balance sheet related translation income (loss) is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Quarter ended

	March 31,	June 30,		September 30,	December 31,
2016:
Revenue	$14,730	$15,631		$16,060	$16,890
Gross profit	8,104	8,771		9,198	9,584
Net income	488	789		1,964	1,759
Net income per common share:
Basic	$0.08	$0.14		$0.34	$0.30
Diluted	0.08	0.14		0.34	0.30

2015:
Revenue	$15,360	$15,049	(1)	$15,022	$15,323
Gross profit	8,479	8,025		8,318	8,402
Net income	908	646		1,152	266
Net income per common share:
Basic	$0.16	$0.11		$0.20	$0.05
Diluted	0.16	0.11		0.20	0.05

(1)	See Note 1, Page F-9

Note:	The sum of the quarterly amounts above may not agree with annual amounts due to rounding.

ITEM 9.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

RSM US LLP, an independent registered public accounting firm, has issued an auditors’ report on management’s assessment of our internal control over financial reporting as of December 31, 2016, which is included elsewhere in this Form 10-K.

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

(d)	Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fourth quarter 2016, we made no material changes to the procedures by which shareholders may recommend nominees to the board of directors, as described in our most recent proxy statement.

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

The following table summarizes outstanding options under our equity compensation plans as of December 31, 2016. Our only equity compensation plans as of December 31, 2016 were the MOCON, Inc. 2015 Equity Incentive Plan, MOCON, Inc. 2006 Stock Incentive Plan, as amended, the MOCON, Inc. 1998 Stock Option Plan and the 2015 Employee Stock Purchase Plan. The MOCON, Inc. 2006 Stock Incentive Plan and MOCON, Inc. 1998 Stock Option Plan have terminated with respect to future grants. Options and other stock incentive awards to be granted in the future under the MOCON, Inc. 2015 Equity Incentive Plan are within the discretion of our Board of Directors and the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	814,544	$16.04	226,915

Equity compensation plans not approved by security holders	—	—	—

(1)

Excludes employee stock purchase rights under the MOCON Inc. 2015 Employee Stock Purchase Plan, as amended. Under such plan, each eligible employee may purchase up to $25,000 of common stock of the Company at semi-annual intervals on June 30th and December 31st each calendar year at a purchase price per share equal to 85% of the closing sales price per share of shares of common stock on the first or last day of the offering period, whichever is lowest.

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

D.	MOCON, Inc. 2015 Equity Incentive Plan, as amended and restated (filed herewith).

E.	MOCON, Inc. 2015 Stock Purchase Plan (filed herewith).

F.	First Amendment to MOCON, Inc. 2015 Employee Stock Purchase Plan (filed herewith).

G.	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)).

I.	MOCON, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2017 (File No. 000-09273)).

J.	MOCON, Inc. Special Performance Bonus Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 3, 2017 (File No. 000-09273)).

K.	Description of Non-Employee Director Retirement Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)).

L.	Description of Non-Employee Director Compensation Arrangements (filed herewith).

M.	Description of Executive Officer Compensation Arrangements (filed herewith).

N.	Amendment to Executive Severance Agreement (incorporated by reference to Exhibit 10.21 to our Annual Report on FOrm 10-K for the fiscal year ended December 31, 2015 (File No. 000-09273).

(b)	Exhibits

The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index.

(c)	Financial Statement Schedule

See Item 15(a)(2) above for the financial statement schedule filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2017	MOCON, Inc.

By:/s/ Robert L. Demorest
Robert L. Demorest, Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)

By:/s/ Elissa Lindsoe
Elissa Lindsoe, Chief Financial Officer,
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 9, 2017.

Signature and Title

/s/ Robert L. Demorest
Robert L. Demorest, Chairman of the Board, President and Chief Executive Officer

/s/ Robert F. Gallagher
Robert F. Gallagher, Director

/s/ Bradley D. Goskowicz
Bradley D. Goskowicz, Director

/s/ Kathleen Iverson
Kathleen Iverson, Director

/s/ Tom C. Thomas
Tom C. Thomas, Director

/s/ David J. Ward
David J. Ward, Director
/s/ Paul R. Zeller
Paul R. Zeller, Director

MOCON, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MOCON, Inc.

We have audited MOCON, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. MOCON, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, MOCON, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MOCON, Inc. and subsidiaries as of and for the year ended December 31, 2016, and our report dated March 9, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Minneapolis, Minnesota

March 9, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
MOCON, Inc.

We have audited the accompanying consolidated balance sheet of MOCON, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOCON, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MOCON, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2017 expressed an unqualified opinion on the effectiveness of MOCON, Inc. and subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

Minneapolis, Minnesota

March 9, 2017

The Board of Directors and shareholders

MOCON, Inc.:

We have audited the accompanying consolidated statements of income of MOCON, Inc. and subsidiaries for the year ended December 31, 2014, and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of MOCON, Inc. and subsidiaries for the year ended December 31, 2014, and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

March 12, 2015

MOCON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(expressed in thousands, except share amounts)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,313	$6,344
Trade accounts receivable, less allowance for doubtful accounts of $180 in 2016 and $141 in 2015	10,726	8,786
Other receivables	21	326
Inventories	6,728	7,790
Prepaid income taxes	498	559
Prepaid expenses, other	876	897
Total current assets	27,162	24,702

Property, plant, and equipment, net of accumulated depreciation of $8,537 in 2016 and $8,154 in 2015	5,457	5,995
Goodwill	7,180	7,437
Intangible assets, net	7,831	8,986
Other assets	118	88
Deferred income taxes	700	211
Total assets	$48,448	$47,419
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term notes payable	$83	$65
Accounts payable	2,905	3,033
Accrued compensation and related expenses	3,948	3,969
Other accrued expenses	947	811
Accrued product warranties	209	223
Accrued income taxes	999	-
Dividends payable	644	637
Deferred revenue	980	862
Total current liabilities	10,715	9,600

Line of credit	-	2,793
Notes payable	80	93
Obligations to former employees	-	34
Deferred income taxes	1,068	1,227
Accrued income taxes	134	201
Total noncurrent liabilities	1,282	4,348
Total liabilities	11,997	13,948
Commitments and contingencies (Note 7)
Shareholders’ equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2016 and 2015	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,854,413 shares in 2016 and 5,792,126 shares in 2015	585	579
Additional paid-in capital	8,617	7,412
Retained earnings	33,144	30,700
Accumulated other comprehensive loss	(5,895)	(5,220)
Total shareholders’ equity	36,451	33,471
Total liabilities and shareholders' equity	$48,448	$47,419

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2016, 2015 and 2014

(expressed in thousands, except per share amounts)

	2016	2015	2014
Revenue:
Products	$49,506	$47,832	$50,694
Services	11,674	9,956	10,658
Consulting	2,131	2,966	3,123
Total revenue	63,311	60,754	64,475
Cost of revenue:
Products	21,198	21,308	22,174
Services	4,793	4,205	4,188
Consulting	1,663	2,017	1,999
Total cost of revenue	27,654	27,530	28,361
Gross profit	35,657	33,224	36,114
Selling, general and administrative expenses	23,615	23,468	24,988
Research and development expenses	4,844	4,341	4,191
Realignment expenses	903	1,049	-
Impairment of investment in affiliated company	-	-	3,171
Operating income	6,295	4,366	3,764
Other income (expense), net	371	93	(306)
Income before income taxes	6,666	4,459	3,458
Income taxes	1,666	1,487	1,922
Net income	$5,000	$2,972	$1,536

Net income per common share:
Basic	$0.86	$0.52	$0.27
Diluted	$0.86	$0.51	$0.27

Weighted average common shares outstanding:
Basic	5,802	5,753	5,665
Diluted	5,835	5,818	5,754

Dividends declared per common share	$0.44	$0.44	$0.44

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2016, 2015 and 2014

(expressed in thousands)

	2016	2015	2014

Net income	$5,000	$2,972	$1,536

Other comprehensive income (loss):
Cumulative translation adjustment	(674)	(2,429)	(3,405)

Comprehensive income (loss)	$4,326	$543	$(1,869)

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2016, 2015 and 2014

(expressed in thousands, except share amounts)

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Retained earnings	comprehensive income (loss)	Total

Balance, January 1, 2014	5,630,197	$563	$5,064	$31,229	$613	$37,469

Stock options exercised, net of surrendered shares	102,308	10	692	-	-	702
Dividends declared ($0.44 per share)	-	-	-	(2,500)	-	(2,500)
Share-based compensation expense	-	-	591	-	-	591
Tax benefit on stock plans	-	-	80	-	-	80
Net income	-	-	-	1,536	-	1,536
Cumulative translation adjustment	-	-	-	-	(3,405)	(3,405)

Balance, December 31, 2014	5,732,505	573	6,427	30,265	(2,792)	34,473

Stock options exercised, net of surrendered shares	59,621	6	309	-	-	315
Dividends declared ($0.44 per share)	-	-	-	(2,536)	-	(2,536)
Share-based compensation expense	-	-	668	-	-	668
Tax benefit on stock plans	-	-	8	-	-	8
Net income	-	-	-	2,972	-	2,972
Cumulative translation adjustment	-	-	-	-	(2,429)	(2,429)

Balance, December 31, 2015	5,792,126	579	7,412	30,701	(5,221)	33,471

Stock issued under share-based equity plans	62,287	6	444	-	-	450
Dividends declared ($0.44 per share)	-	-	-	(2,557)	-	(2,557)
Share-based compensation expense	-	-	750	-	-	750
Tax benefit on stock plans	-	-	11	-	-	11
Net income	-	-	-	5,000	-	5,000
Cumulative translation adjustment	-	-	-	-	(674)	(674)
Balance, December 31, 2016	5,854,413	$585	$8,617	$33,144	$(5,895)	$36,451

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

(expressed in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$5,000	$2,972	$1,536
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	750	668	591
Change in other receivable	-	(3)	186
Loss on disposition of long-term assets	67	16	34
Gain on sale of business	(553)	-	-
Depreciation and amortization	2,551	2,460	2,555
Impairment of investment in affiliated company	-	-	3,171
Deferred income taxes	(801)	457	(147)
Excess tax benefit from employee stock plans	11	(8)	(80)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,589)	615	1,727
Other receivables	309	(194)	(68)
Inventories	1,264	725	(1,557)
Prepaid income taxes	(21)	162	(279)
Prepaid expenses	64	61	296
Accounts payable	(811)	(1,349)	519
Accrued compensation and related expenses	(359)	71	625
Other accrued expenses	163	84	(18)
Accrued product warranties	(13)	(49)	(32)
Accrued income taxes	1,152	(205)	211
Deferred revenue	123	(111)	400
Net cash provided by operating activities	7,307	6,372	9,670
Cash flows from investing activities:
Proceeds from sale of business	701	-	-
Purchases of property, plant and equipment	(907)	(1,617)	(1,349)
Proceeds from sale of property and equipment	52	56	154
Cash paid for intangible assets	(179)	(218)	(540)
Proceeds from maturities of marketable securities	-	-	205
Other	58	96	(3)
Net cash used in investing activities	(275)	(1,683)	(1,533)
Cash flows from financing activities:
Payments on notes payable and seller financed note payable	(62)	(704)	(2,709)
Proceeds from the line of credit	2,750	21,974	23,552
Payments on the line of credit	(5,543)	(23,065)	(24,507)
Proceeds from the exercise of stock options	406	315	702
Excess tax benefit from employee stock plans	(11)	8	80
Proceeds from ESPP	44	-	-
Dividends paid	(2,551)	(2,530)	(2,489)
Net cash used in financing activities	(4,967)	(4,002)	(5,371)

Effect of exchange rate changes on cash and cash equivalents	(96)	(675)	(567)

Net increase in cash and cash equivalents	1,969	12	2,199
Cash and cash equivalents:
Beginning of year	6,344	6,332	4,133
End of year	$8,313	$6,344	$6,332
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,365	$1,256	$2,184
Cash paid during the year for interest	$94	$124	$206
Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$644	$637	$631
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$124	$109	$204
Transfer of inventory to fixed assets	$123	$130	$18
Purchases of fixed assets in notes payable	$68	$162	$-
Transfer of notes payable balance to line of credit	$-	$585	$-

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(1)  Summary of Significant Accounting Policies

MOCON, Inc. and its subsidiaries develops, manufacturers and markets measurement, analytical, monitoring and consulting products for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, air quality monitoring, oil and gas exploration and other industries throughout the world.

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

Revision to previously issued financial information

The Company discovered the elimination of intercompany revenue and the related gross profit related to our Permeation Products and Services reporting segment was incorrectly recognized for the three months ended September 30, 2015. We assessed the impact of the error and concluded that it was not material to any of our previously issued financial statements; however, we had chosen to correct the misstatement by revising our previously issued unaudited three months ended September 30, 2015 Consolidated Statement of Operations. The revision had no impact to gross profit, operating income, earnings per share, Consolidated Balance Sheet or Consolidated Statement of Cash Flows. The impact of the misstatement of previously reported revenue and cost of sales was $470,000. The following table represents the effects of the revisions for the year ended December 31, 2015 (expressed in thousands).

	As previously reported	Effect of Revision	As Revised
Year ended December 31, 2015
Revenue:
Products	$48,302	$(470)	$47,832
Services	9,956	-	9,956
Consulting	2,966	-	2,966
Total revenue	$61,224	$(470)	$60,754

Cost of Revenue:
Products	$21,778	$(470)	$21,308
Services	4,205	-	4,205
Consulting	2,017	-	2,017
Total cost of revenue	28,000	(470)	27,530
Gross profit	$33,224	$-	$33,224

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(g)	Goodwill and Other Intangible Assets

As of December 31, 2016 and 2015, we have recorded approximately $7.2 million and $7.4 million of goodwill, respectively. We test goodwill at least annually for impairment. We completed our annual impairment test of goodwill and concluded that no impairment existed as of December 31, 2016 and 2015.

Intangible assets consist of developed technology, customer relationships, patents, trademarks and other intangibles. Developed technology, patents, trademarks and other intangibles are carried at cost less accumulated amortization. Costs incurred in connection with applications for new patents are deferred until a final determination, with respect to the application, is made by appropriate regulatory agencies. Costs of patents abandoned are charged to income in the period of abandonment. Developed technologies are amortized over 10 years or less. Patent costs, trademarks and trade names are amortized over the lesser of 17 years or their estimated useful lives using the straight-line method. Other intangibles are amortized over 3 to 5 years.

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

Our capitalized software development costs are included in intangible assets on the consolidated balance sheets and are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that are determined to be in excess of net realizable value will be expensed in the period such a determination is made. As of December 31, 2016 and 2015 approximately $1.1 million of software development costs are being amortized over 7 to 10 years. Amortization expense was approximately $108,000, $108,000 and $46,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of five years and are reported as a component of property, plant and equipment on the consolidated balance sheets. Depreciation expense was approximately $398,000, $221,000 and $213,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(i)	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We review our long-lived assets and certain identifiable intangibles for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Revenue for service arrangements such as maintenance, repair, and technical support are recognized either as the service is provided or ratably over the defined contractual period for service maintenance as noted in the paragraph below. Revenue for preventive maintenance agreements is recognized on a per visit basis and extended warranties on a straight-line basis over the life of the contracts. Unearned revenue related to these contracts is recorded in current liabilities in the consolidated balance sheets.

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

We incur advertising costs associated with trade shows, print advertising and brochures. Such costs are charged to expense as incurred. Advertising expense was approximately $501,000, $646,000 and $845,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company recognizes share-based compensation expense for its related compensation programs, which include stock incentive plans and the Employee Stock Purchase Plan (ESPP).

Share-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related share-based reward. We generally provide for the vesting of stock options in equal annual installments over a four-year period commencing on the one-year anniversary of the date of grant, or on one installment commencing on the one-year anniversary.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, expected option life and expected forfeiture rate. We base our estimate of expected volatility for awards granted in 2016, 2015 and 2014 on daily historical trading data of our common stock for a period equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We estimated the expected term consistent with historical exercise and cancellation activity of our previous share-based grants with a seven-year contractual term. Forfeitures were based on historical experience. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average share price for that period. See Note 10 for additional information on share-based compensation.

(2)       Sale of Business

On January 14, 2016, we entered into an Asset Purchase Agreement, as amended on May 18, 2016 (the “Agreement”) with Volatile Analysis Corporation (“VAC”) pursuant to which we agreed to sell to VAC the assets exclusively used in our business of providing equipment and analytical chemistry services and related formulation, product development, and consulting services, primarily focused on identification of odors and aromas. This business was included in our Permeation segment and conducted from our Round Rock, Texas facility. The purchase and sale of the assets was finalized and closed on May 18, 2016. During the year we received proceeds of $701,000 resulting in a realized gain of $553,000, which is included in other income (expense), net on the Consolidated Statement of Income. The remaining $599,000 owed by VAC in accordance with the Agreement will be recognized on the cost recovery method upon receipt. This business does not qualify for discontinued operations or available for sale treatment since it does not represent a strategic shift that had or will have a major effect on our operations and financial results.

(3)       Inventories

The major components of inventories at December 31, 2016 and 2015 were as follows (expressed in thousands):

	2016	2015

Finished products	$1,252	$1,366
Work-in-process	1,991	2,375
Raw materials	3,485	4,049
Total Inventory	$6,728	$7,790

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(4)       Property, Plant and Equipment

Property, plant and equipment at December 31, 2016 and 2015 consisted of the following (dollar amounts expressed in thousands):

	2016	2015	Estimated useful lives (years)

Land	$200	$200		—
Buildings	786	786		27
Machinery and equipment	4,975	5,178	3	to	10
Office equipment	5,607	5,436	2	to	15
Leasehold improvements	2,121	2,125	1	to	15
Vehicles	305	424	3	to	5
Total property, plant and equipment	13,994	14,149
Less accumulated depreciation	(8,537)	(8,154)
Net property, plant and equipment	$5,457	$5,995

Depreciation of property, plant and equipment was approximately $1.5 million, $1.3 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(5)       Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2016 and 2015, goodwill amounted to approximately $7.2 million and $7.4 million, respectively. We test goodwill for impairment annually at the reporting unit level using a fair value approach, in accordance with the provisions of ASC 350, Goodwill and Other. We completed our annual impairment tests during the fourth quarter 2016 and 2015 and determined there was no impairment.

The changes in the carrying amount of goodwill for the year ended December 31, 2016 is as follows (expressed in thousands):

	Package Testing	Permeation	Industrial Analyzers & Other	Total

Balance as of December 31, 2014	$5,508	$2,029	$610	$8,147
Foreign currency translation	(541)	(169)	-	(710)
Balance as of December 31, 2015	4,967	1,860	610	7,437
Sale of business (see Note 2)	-	(57)	-	(57)
Foreign currency translation	(148)	(52)	-	(200)
Balance as of December 31, 2016	$4,819	$1,751	$610	$7,180

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Other Intangible Assets

Other intangible assets (all of which are being amortized except projects in process) are as follows (expressed in thousands):

	As of December 31, 2016
	Cost	Accumulated Amortization	Net

Patents	$2,021	$(508)	$1,513
Trademarks and trade names	3,219	(886)	2,333
Developed technology	5,923	(3,125)	2,798
Customer relationships	693	(366)	327
Internally developed software	1,085	(263)	822
Other intangibles	214	(176)	38
	$13,155	$(5,324)	$7,831

	As of December 31, 2015
	Cost	Accumulated Amortization	Net

Patents	$1,844	$(439)	$1,405
Trademarks and trade names	3,321	(751)	2,570
Developed technology	6,121	(2,551)	3,570
Customer relationships	716	(298)	418
Internally developed software	1,085	(154)	931
Other intangibles	214	(122)	92
	$13,301	$(4,315)	$8,986

Amortization expense was approximately $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated amortization expense for the fiscal years ending December 31, 2017 to 2021, and thereafter is approximately $1.1 million, $1.1 million, $1.1 million, $1.1 million, $0.5 million and $2.3 million, respectively.

(6)       Warranties

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

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Warranty provisions and claims for the years ended December 31, 2016, 2015 and 2014 were as follows (expressed in thousands):

Description	Balance at Beginning of Year	Warranty Provisions	Warranty Claims	Balance at End of Year

Year ended December 31, 2016:
Allowance for product warranties	$223	331	345	$209

Year ended December 31, 2015:
Allowance for product warranties	$285	288	350	$223

Year ended December 31, 2014:
Allowance for product warranties	$336	297	348	$285

(7)       Commitments and Contingencies

(a)	Leases

We lease our facilities and certain equipment pursuant to operating and capital leases. The facility leases expire at various times through June 2028 and require us to pay operating costs, including real estate taxes. Equipment under capital lease consists of service vehicles, a phone system, and servers net of accumulated depreciation totaling approximately $211,000 and $195,000 for the years ended December 31, 2016 and 2015, respectively.

Rental expense for operating leases, including charges for operating costs, were approximately $1.1 million, $1.1 million and $1.2 million for years ended December 31, 2016, 2015 and 2014, respectively.

The following is a schedule of future minimum lease payments, excluding charges for operating costs, as of December 31, 2016 (expressed in thousands):

Year Ending December 31:
	Operating Leases	Capital Leases
2017	$1,058	$85
2018	900	60
2019	807	21
2020	741	-
2021	1,947	-
Thereafter	1,922	-
	$7,375	166

Less amounts representing interest		3
Present value of minimum lease commitments		$163

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(b)	Severance Agreements

We have severance agreements with our four executive officers and two vice presidents which provides for the payment to the officer of a lump sum amount upon the occurrence of certain termination events.

On September 9, 2014, we entered into a Confidential Separation and Release Agreement (“Separation Agreement”) with former Chief Financial Officer at that time.  In connection with the Separation Agreement, we recognized approximately $107,000 in expense during the year ended December 31, 2014 related to severance costs.  As of December 31, 2014, approximately $72,000 was included in accrued compensation and related expenses on the consolidated balance sheets. This balance was paid in full in 2015.

On August 5, 2016, MOCON entered into a Separation Agreement and General Release “(the “Separation Agreement”) with former Chief Operating Officer at that time. In connection with the Separation Agreement, we recognized approximately $305,000 in expense during the year ended December 31, 2016 related to severance costs, which is included in realignment expense on the Consolidated Statement of Income. As of December 31, 2016, $191,000 is included in accrued compensation .

(c)	Inventory Purchase Obligations

At December 31, 2016, we had approximately $5.6 million of purchase order commitments to our suppliers for delivery of inventory primarily during 2017.

(8)       Realignment Expenses

During 2016, management concluded to eliminate the chief operating officer position and a divisional executive position in addition to other personnel changes. As a result, $903,000 of realignment expense was recognized during 2016.

During 2015, we implemented a Realignment Plan in order to simplify our business structure by reducing the number of legal entities and by combining the sales and marketing teams of our Package Testing and Permeation segments under common leadership. The realignment expenses incurred in 2015 were $1.0 million. Realignment Plan activities completed during 2015 included:

●	The elimination of approximately 10 positions across all areas
●	Costs associated with legal and professional fees of $414,000
●	Separation costs of $635,000

These expenses were recognized in the Consolidated Statement of Incomes as Realignment expenses during the year ended December 31, 2015. These expenses were paid in full during 2016.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Amounts accrued, realignment expenses and cash payments for the year ended December 31, 2016 and 2015 were as follows (expressed in thousands):

	Year ending December 31,
	2016	2015
Beginning Balance	$620	$-
Realignment Expense	903	1,049
Cash Payments	(976)	(429)
Ending Balance	$547	$620

(9)       Income Taxes

Income before income taxes was as follows (expressed in thousands):

	2016	2015	2014
Income before income taxes:
Domestic	$1,635	$2,314	$968
Foreign	5,031	2,145	2,490
Total	$6,666	$4,459	$3,458

The provision (benefit) for income taxes consists of the following (expressed in thousands):

	2016	2015	2014
Current tax expense:
Federal	$787	$1,208	$1,076
State	71	48	95
Foreign	1,456	1,009	893
Total current expense	2,314	2,265	2,064
Deferred tax expense (benefit):
Federal	(539)	(508)	171
State	(10)	(15)	(27)
Foreign	(99)	(255)	(286)
Total deferred expense (benefit)	(648)	(778)	(142)
Provision for income taxes	$1,666	$1,487	$1,922

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The effective income tax rate varies from the federal statutory tax rate for the following reasons:

	Percentage of pretax income
	for years ended December 31,
	2016	2015	2014

Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal benefit	0.6	0.8	0.4
Change in valuation allowance	1.0	0.9	32.8
Domestic manufacturing deduction	(1.5)	(1.8)	(3.5)
Effect of foreign operations	(5.3)	(2.3)	(7.0)
Foreign dividend income	27.5	-	-
Unremitted earnings	(10.0)	-	-
Foreign tax credit	(18.5)	-	-
Changes in unrecognized tax benefits	(0.8)	(2.6)	0.0
Stock option compensation	1.1	2.9	3.0
Research credit	(3.4)	(4.7)	(4.3)
Other, including provision to return adjustments	0.3	6.3	0.2
Effective income tax rate	25.0%	33.5%	55.6%

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows (expressed in thousands):

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$18	$3
Inventory items	530	576
Reserves and accruals	226	413
Compensation expense - stock options	348	274
Foreign tax credit carryover	-	170
Unremitted Earnings	665	-
R&D credit carryover	237	171
Impairment	1,127	1,123
Other	209	220
Subtotal	3,360	2,950
Less: Valuation allowance	(1,363)	(1,294)
Total deferred tax assets	1,997	1,656

Deferred tax liabilities:
Fixed assets	(979)	(1,071)
Intangibles	(1,386)	(1,601)
Total deferred tax liabilities	(2,365)	(2,672)

Net deferred tax liability	$(368)	$(1,016)

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

As of December 31, 2016, we have established a valuation allowance of $1.4 million against the deferred tax assets associated with the capital loss related to the impairment of investment in an affiliated company and from the carry-forward of state R&D tax credits, as these will not be realized through generating future income of appropriate character. However, we believe it is more likely than not that the remainder of our deferred tax assets at December 31, 2016 will be realized primarily through carryback potential, reversing taxable temporary differences, and generating future income.

As of December 31, 2016, there was approximately $3.4 million of accumulated undistributed earnings remaining at our foreign subsidiaries. During the fourth quarter of 2016, we changed our assertion related to unremitted earnings of foreign subsidiaries and are no longer asserting permanent reinvestment of unremitted earnings.  The remittance of these earnings is expected in the foreseeable future, defined within one year, and will result in a benefit from excess foreign tax credits. We have a repatriation plan to remit earnings and associated tax pools during 2017. As such, the Company has recorded the related deferred tax asset related to repatriation.  The Company expects to realize the benefit of excess foreign tax credits through carryback potential and generating future foreign source income.    As a result of the change in assertion, we will accrue applicable deferred tax for these unremitted earnings going forward.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (expressed in thousands):

	2016	2015	2014
Balance at January 1	$187	$302	$264
Additions based on tax positions related to the current year	-	-	61
Additions based on tax positions related to the prior year	-	-	-
Reductions due to closing of statute of limitations	(62)	(25)	(23)
Reductions based on tax positions related to the prior year	-	(90)	-
Balance at December 31	$125	$187	$302

Included in the balance of total unrecognized tax benefits at December 31, 2016 are potential benefits of approximately $99,000 that if recognized would affect the effective tax rate on income before income taxes. The difference between this amount and the corresponding amount of gross unrecognized tax benefits related primarily to the deferred federal benefit for state income tax related amounts.

The gross unrecognized tax benefit is expected to decrease due to statute closures in the next twelve months. Absent the decrease of the unrecognized tax benefit as a result of statute close we do not anticipate that the total amount of unrecognized tax benefits will change significantly in the next twelve months.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to approximately $8,000 and $13,000 on a gross basis at December 31, 2016 and 2015, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above.

We file income tax returns in the U.S. federal jurisdiction, several state jurisdictions, China, France, Germany, Denmark, Italy, Luxembourg, Spain and the Netherlands. With limited exceptions, we are no longer subject to income tax examinations by taxing authorities for taxable years before 2012.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(10)     Share-Based Compensation

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase newly issued shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan consists of a 6-month offering period whereby employees can purchase shares at a price equal to 85 percent of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower. The 15 percent discount is expensed over the offering period as share-based compensation expense. A maximum of 50,000 common shares can be purchased through the ESPP. During the year ended December 31, 2016, 3,585 shares were purchased under the ESPP. As of the year ended December 31, 2016, the Company had 46,415 shares of common stock available for future purchases under the ESPP. The weighted average grant date fair value of the Company’s ESPP purchase right was $2.35.

Stock Incentive Plans

As of December 31, 2016, we have reserved 180,500 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2015 stock incentive plan, and 814,544 shares for options that have been granted under either our 2006 or 2015 stock incentive plans but have not yet been exercised. We issue new shares of common stock upon exercise of stock options.

Under our share-based incentive plans, option exercise prices are 100 percent of the market value of the common stock at the date of grant, except if incentive options granted under the 2006 and 2015 plans were granted to persons owning more than 10 percent of our stock, in which case the option price would be 110 percent of the market value. Exercise periods are generally for seven years. The plans allow for the granting of nonqualified stock options. Upon the exercise of these nonqualified options, we may realize a compensation deduction allowable for income tax purposes. The after-tax effect of these tax deductions is included in the accompanying consolidated financial statements as an addition to additional paid-in capital.

Share-based compensation expense recognized in the consolidated financial statements for 2016, 2015 and 2014 was as shown below (expressed in thousands):

	Years Ended December 31,
	2016	2015	2014

Cost of share-based compensation - stock incentive plans	$733	$668	$591
Cost of share-based compensation - ESPP	17	-	-
Amount of income tax benefit recognized in earnings	11	(39)	(104)
Amount charged against net income	$761	$629	$487

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The following assumptions were used to estimate the fair value of options granted during 2016, 2015 and 2014 using the Black-Scholes model:

	2016	2015	2014

Dividend yield	2.7%	2.8%	3.4%
Expected volatility	25%	32%	37%
Risk-free interest rate	1.6%	1.6%	1.7%
Expected lives (in years)	5.9	6.8	6.4

Information regarding our stock option plans for 2014, 2015 and 2016 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)

Options outstanding, December 31, 2013	622,300	$12.34	3.7	$2,175
Granted	298,500	16.60
Exercised	(175,800)	10.97
Cancelled or expired	(22,325)	15.04

Options outstanding, December 31, 2014	722,675	14.35	4.6	2,555
Granted	206,300	14.30
Exercised	(115,922)	10.24
Cancelled or expired	(15,675)	15.51

Options outstanding, December 31, 2015	797,378	14.91	4.7	$453
Granted	187,200	18.51
Exercised	(124,291)	12.89
Cancelled or expired	(45,743)	15.27

Options outstanding, December 31, 2016	814,544	$16.04	4.6	$2,820
Options exercisable, December 31, 2016	575,469	$15.20	3.8	$2,472

The weighted average grant date fair value based on the Black-Scholes model for options granted in 2016, 2015 and 2014 was $4.11, $3.40 and $4.28, respectively. The total intrinsic value of options exercised was $550,000, $585,000 and $979,000 during the years ended December 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic values are based upon the closing price of our common stock on the last day of the respective fiscal year.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

A summary of the status of our unvested option shares as of December 31, 2016 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Unvested at December 31, 2015	289,400	$3.43
Options granted	187,200	4.11
Options cancelled	(31,925)	3.22
Options vested	(205,600)	3.37
Unvested at December 31, 2016	239,075	$4.05

As of December 31, 2016, there was $938,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of option shares vested during the years 2016, 2015 and 2014 was $692,000, $630,000 and $550,000, respectively.

(11)	Other Income (Expense), net

Other income (expense), net for 2016, 2015 and 2014 was as follows (expressed in thousands):

	Years Ended December 31,
	2016	2015	2014

Interest income	$-	$2	$3
Interest expense	(56)	(119)	(186)
Foreign currency exchange gain (loss)	(116)	209	(136)
Other	(10)	1	13
Gain on sale of business	553	-	-
Total other income (expense), net	$371	$93	$(306)

(12)     Net Income per Common Share

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic and net income per common share – diluted for the years ended December 31, 2016, 2015 and 2014 (expressed in thousands):

	Years Ended December 31,
	2016	2015	2014

Weighted shares of common stock outstanding - basic	5,802	5,753	5,665
Dilutive impact of share-based awards	33	65	89
Weighted shares of common stock outstanding - diluted	5,835	5,818	5,754

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Outstanding stock options totaling 662,700, 610,153 and 147,100 options for years ended December 31, 2016, 2015 and 2014, respectively, were excluded from the net income per common share – diluted calculation because the shares would be anti-dilutive.

(13)     Savings and Retirement Plan

We have a 401(k) Savings and Retirement Plan covering our U.S. employees and several defined contribution pension plans covering certain employees outside of the U.S. We provide matching contributions in accordance with the plans. Our contributions to these plans in 2016, 2015 and 2014 were approximately $964,000, $925,000 and $882,000, respectively.

(14)     Debt

Long-term notes payable consists of the following (expressed in thousands):

	December 31, 2016	December 31, 2015

Capital leases (Note 7)	$163	$158
Total long-term notes payable	163	158
Less current portion of long-term notes payable	83	65
Total long-term notes payable	$80	$93

In the U.S., we have a $10.0 million secured line of credit which was amended on August 28, 2015 with a maturity date of August 26, 2018. As of December 31, 2016 the outstanding balance is zero. The amendment increased the principal amount from $6.0 million to $10.0 million, modified the maturity date, decreased the interest rate from 1.75 basis plus one-month LIBOR to 1.50 basis plus one-month LIBOR and revised certain debt covenants. Interest is charged monthly at one-month LIBOR (0.62 percent) plus 1.50 basis points which totaled 2.12 percent and 1.74 percent at December 31, 2016 and 2015, respectively. The line of credit is secured by our assets with the exception of the number of Dansensor shares of outstanding stock that exceeds 65 percent of the total shares outstanding. We had $0 and $2.8 million outstanding on the line of credit at December 31, 2016 and December 31, 2015, respectively. Additionally, Dansensor has a DKK 5 million (approximately $0.7 million) available line of credit of which no amount was outstanding as of December 31, 2016 and 2015. Outstanding borrowings are charged interest at a fixed rate of 4.35 percent per year.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, acquisitions, making capital and lease expenditures and making share repurchases.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

As of December 31, 2016, the future minimum principal payments of the long-term notes payable for each fiscal year thereafter is as follows (expressed in thousands):

2017	$83
2018	59
2019	21

Total	$163

(15)    Business Segments

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

The accounting policies of the reportable segments are the same as those described in Note 1. There were no significant intersegment revenue for the years ended December 31, 2016, 2015 and 2014.

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Segment information for the years ended December 31, 2016, 2015 and 2014 are as follows (expressed in thousands):

	Package Testing	Permeation	Industrial Analyzers and Other	Unallocated - Corporate	Consolidated

December 31, 2016:
Revenue	$30,257	23,039	10,015	$-	$63,311
Gross profit	17,229	13,902	4,526	-	35,657
Operating income	4,310	4,059	(1,171)	(903)	6,295
December 31, 2015:
Revenue	$26,583	$24,599	$9,572	$-	$60,754
Gross profit	14,445	14,415	4,364	-	33,224
Operating income	2,792	4,342	(1,719)	(1,049)	4,366
December 31, 2014:
Revenue	$28,071	$23,380	$13,024	$-	$64,475
Gross profit	13,850	14,985	7,279	-	36,114
Operating income	1,699	4,418	818	(3,171)	3,764

Property, Plant and Equipment, net of accumulated depreciation, by geographic location as of December 31, 2016, 2015 and 2014 is as follows (expressed in thousands):

	2016	2015	2014

United States	$3,882	$4,232	$4,010
Foreign countries:
Germany	225	285	336
Denmark	1,123	1,353	1,020
Other European counties	227	125	196
Total foreign countries	1,575	1,763	1,552
Consolidated total	$5,457	$5,995	$5,562

MOCON, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

The following table summarizes total revenue, based upon the region to which revenue to external customers were made for fiscal years 2016, 2015 and 2014 (expressed in thousands).

	Years Ended December 31,
	2016	2015	2014

Domestic revenue	$21,660	$20,872	$19,836
Foreign revenue:
Europe	26,190	23,203	26,324
Asia	12,790	12,762	14,166
Other	2,671	3,917	4,149
Total foreign revenue	41,651	39,882	44,639
Total revenue	$63,311	$60,754	$64,475

Our products are marketed outside of North America through our offices in foreign locations and various independent representatives.

MOCON, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

Exhibit No.	Exhibit	Method of Filing

3.1	Restated Articles of Incorporation of MOCON, Inc.	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 000-09273)

3.2	Third Restated Bylaws of MOCON, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 000-09273)

10.1	Office/Warehouse Lease, dated March 9, 2010, by and between MOCON, Inc. and Minnesota Industrial Properties Limited Partnership	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 000-09273)

10.2	MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2011 (File No. 000-09273)

10.3	Form of Incentive Stock Option Agreement between MOCON, Inc. and its Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)

10.4	Form of Non-Statutory Stock Option Agreement between MOCON, Inc. and its Non-Employee Directors and Executive Officers under the MOCON, Inc. 2006 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 23, 2006 (File No. 000-09273)

10.5	MOCON, Inc. 2015 Equity Incentive Plan	Filed herewith

10.6	MOCON, Inc. 2015 Employee Stock Purchase Plan	Filed herewith

10.7	Form of Executive Severance Agreement	Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 000-09273)

10.8	MOCON Inc. Annual Incentive Plan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2017 (File No. 000-09273)

10.9	MOCON, Inc. Executive Special Performance Bonus Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 3, 2017 (File No. 000-09273)

Exhibit No.	Exhibit	Method of Filing

10.10	Description of Non-Employee Director Retirement Plan	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 000-09273)

10.11	Subscription and Shareholders Agreement dated December 21, 2009 among MOCON, Inc., Luxcel Biosciences, Enterprise Ireland, Glanbia Enterprise Fund, and certain other parties named therein	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 23, 2009 (File No. 000-09273)

10.12	Credit Agreement dated as of March 28, 2012 by and between MOCON, Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

10.13	Security Agreement: Equipment dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

10.14	Continuing Security Agreement: Rights to Payment and Inventory dated as of March 28, 2012 executed by MOCON, Inc. in favor of Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 3, 2012 (File No. 000-09273)

10.15	Amendment No. 2 to the Credit Agreement dated March 28, 2012, by and between MOCON, Inc., and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2014 (File No. 000-09273)

10.16	Amendment No. 3 to the Credit Agreement dated March 28, 2012, by and between MOCON, Inc., and Wells Fargo Bank, National Association.	10.1 to our Current Report on Form 8-K filed on January 14, 2015 (File No. 000-0973)

10.17	Amendment No. 4 to the Credit Agreement dated March 28, 2012, by and between MOCON, Inc., and Wells Fargo Bank, National Association.	10.1 to our Current Report on Form 8-K filed on August 26, 2015 (File No. 000-0973)

10.18	Amended and restated Asset Purchase Agreement between Mocon, Inc. and Volatile Analysis Corporation dated as of May 18, 2006	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on form 10-Q for the quarter ended June 30, 2016 (file No. 000-0973)

10.19	Offer Letter between MOCON, Inc. and Elissa Lindsoe,	Incorporated by reference to Exhibit10.2 to our Current Report on Form 8-K filed on September 10, 2014 (File No. 000-09273)

Exhibit No.	Exhibit	Method of Filing

10.20	Amendment to Executive Severance Agreement	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No 000-0927)

10.21	Description of Executive Officer Compensation Arrangements	Filed herewith

10.22	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.23	Offer Letter between MOCON, Inc. and Maurice Janssen	Filed herewith

10.24	Executive Severance Agreement with Donald N. DeMorett	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2016 (File No. 000-09273)

10.25	First Amendment to MOCON, Inc. 2015 Employee Stock Purchase Plan	Filed herewith

10.26	Lease Agreement for commercial premises between SZ-VTM and MOCON GmbH dated September 5, 2016	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2016 (File No. 000-09273)

21.1	Subsidiaries of MOCON, Inc.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Filed herewith

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

Financial Statement Schedule:

II - Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes. (expressed in thousands):

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Year ended December 31, 2016:
Allowance for doubtful accounts and returns	$141	39	-	-	$180

Year ended December 31, 2015:
Allowance for doubtful accounts and returns	$181	(28)	-	(12)	$141

Year ended December 31, 2014:
Allowance for doubtful accounts and returns	$316	(85)	-	(50)	$181

S-1