Form 10-Q
period 2017-03-31
MOCON INC
filed 2017-05-10
CIK 67279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2017

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of May 3, 2017, we had 5,867,127 common shares issued and outstanding.

MOCON, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2017

In this report, references to “MOCON,” “the Company,” “we,” “our,” or “us,” unless the context otherwise requires, refer to MOCON, Inc. and its subsidiaries.

All trademarks or trade names referred to in this report are the property of their respective owners.

MOCON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(expressed in thousands, except share amounts)

	March 31,
	2017	December 31,
	(Unaudited)	2016
Assets
Current assets:
Cash and cash equivalents	$11,162	$8,313
Trade accounts receivable, less allowance for doubtful accounts of $149 in 2017 and $180 in 2016	10,443	10,726
Other receivables	16	21
Inventories	7,515	6,728
Prepaid income taxes	769	498
Prepaid expenses, other	1,003	876
Total current assets	30,908	27,162

Property, plant, and equipment, net of accumulated depreciation of $9,078 in 2017 and $8,537 in 2016	5,394	5,457
Goodwill	7,337	7,180
Intangible assets, net	7,661	7,831
Other assets	118	118
Deferred income taxes	296	700
Total assets	$51,714	$48,448
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term notes payable	$82	$83
Accounts payable	4,906	2,905
Accrued compensation and related expenses	3,070	3,948
Other accrued expenses	1,019	947
Accrued product warranties	204	209
Accrued income taxes	1,680	999
Dividends payable	704	644
Deferred revenue	1,430	980
Total current liabilities	13,095	10,715

Line of credit	1,200	-
Notes payable	61	80
Deferred income taxes	1,026	1,068
Accrued income taxes	134	134
Total noncurrent liabilities	2,421	1,282
Total liabilities	15,516	11,997
Shareholders’ equity:
Capital stock – undesignated. Authorized 3,000,000 shares; none issued and outstanding in 2017 and December 31,	-	-
Common stock – $0.10 par value. Authorized 22,000,000 shares; issued and outstanding 5,867,127 shares in 2017 and 5,854,413 shares in 2016	585	585
Additional paid-in capital	8,982	8,617
Retained earnings	32,410	33,144
Accumulated other comprehensive loss	(5,779)	(5,895)
Total shareholders’ equity	36,198	36,451
Total liabilities and shareholders' equity	$51,714	$48,448

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss)

(Unaudited - expressed in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Products	$12,345	$11,384
Services	2,726	2,812
Consulting	425	534
Total revenue	15,496	14,730
Cost of revenue:
Products	5,272	4,970
Services	1,137	1,174
Consulting	423	482
Total cost of revenue	6,832	6,626
Gross profit	8,664	8,104
Selling, general and administrative expenses	6,488	6,138
Research and development expenses	1,358	1,203
Operating income	818	763
Other expense, net	(40)	(35)
Income before income taxes	778	728
Income taxes	805	240
Net income (loss)	$(27)	$488

Net income (loss) per common share:
Basic	$0.00	$0.08
Diluted	$0.00	$0.08

Weighted average common shares outstanding:
Basic	5,856	5,797
Diluted	5,856	5,816

Cash Dividends declared per common share	$0.12	$0.11

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited - expressed in thousands)

	Three months Ended March 31,
	2017	2016

Net income (loss)	$(27)	$488

Other comprehensive income:
Cumulative translation adjustment	116	897

Comprehensive income	$89	$1,385

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited - expressed in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(27)	$488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	205	186
Loss on disposition of long-term assets	5	18
Depreciation and amortization	668	689
Deferred income taxes	348	(171)
Changes in operating assets and liabilities:
Trade accounts receivable	358	(1,233)
Other receivables	5	174
Inventories	(690)	165
Prepaid income taxes	(266)	(345)
Prepaid expenses	39	(222)
Accounts payable	1,752	399
Accrued compensation and related expenses	(509)	(966)
Other accrued expenses	62	121
Accrued product warranties	(6)	16
Accrued income taxes	665	276
Deferred revenue	447	498
Net cash provided by operating activities	3,056	93

Cash flows from investing activities:
Purchases of property, plant and equipment	(175)	(137)
Proceeds from sale of property and equipment	-	43
Purchases of patents and other intangible assets	(15)	(8)
Other	4	-
Net cash used in investing activities	(186)	(102)

Cash flows from financing activities:
Payments on notes payable and seller financed note payable	(20)	(17)
Proceeds from the line of credit	1,200	850
Payments on the line of credit	-	(793)
Proceeds from the exercise of stock options	147	19
Proceeds from ESPP	12	-
Dividends paid	(644)	(637)
Net cash provided by (used in) financing activities	695	(578)

Effect of exchange rate changes on cash and cash equivalents	(716)	205

Net increase (decrease) in cash and cash equivalents	2,849	(382)

Cash and cash equivalents:
Beginning of year	8,313	6,344
End of year	$11,162	$5,962

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$119	$205
Cash paid during the year for interest	$-	$26

Supplemental schedule of noncash investing and financing activities:
Dividends accrued	$704	$637
Purchases of prepaid expenses, fixed assets and intangibles in accounts payable	$236	$142
Transfer of inventory to fixed assets	$30	$32

See accompanying notes to consolidated financial statements.

MOCON, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED March 31, 2017

(Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of income and comprehensive income, for the three-months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America. These interim unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows at March 31, 2017, and for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts have been reclassified from the prior year presentation to conform to the current year presentation.

The results of operations for the three-months ended March 31, 2017 are not necessarily indicative of operating results for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the Securities and Exchange Commission.

MOCON, Inc. and its subsidiaries, develops, manufacturers and markets measurement, analytical, monitoring and consulting services for customers in the barrier packaging, food, pharmaceutical, consumer products, industrial hygiene, environmental, air quality monitoring, oil and gas exploration and other industries throughout the world.

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

Note 2 – Inventories

Inventories consist of the following (expressed in thousands):

	March 31,	December 31,
	2017	2016

Finished products	$1,754	$1,252
Work-in-process	2,061	1,991
Raw materials	3,700	3,485
Total Inventory	$7,515	$6,728

Note 3 – Net Income (loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income (loss) per common share – basic, and net income (loss) per common share – diluted, for the three-months ended March 31, 2017 and 2016 (expressed in thousands):

	Three Months Ended
	March 31,
	2017	2016

Weighted shares of common stock outstanding - basic	5,856	5,797
Dilutive impact of share-based awards	-	19
Weighted shares of common stock outstanding - diluted	5,856	5,816

Outstanding stock options totaling 797,294 and 666,235 for the three-months ended March 31, 2017 and 2016 respectively, were excluded from the net income (loss) per common share calculation because the shares would be anti-dilutive.

Note 4 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three-months ended March 31, 2017 were as follows (expressed in thousands):

			Industrial
	Package Testing	Permeation	Analyzers & Other	Total

Balance as of December 31, 2016	$4,819	$1,751	$610	$7,180
Foreign currency translation	70	87	-	157
Balance as of March 31, 2017	$4,889	$1,838	$610	$7,337

We test goodwill for impairment annually at the reporting unit level using a fair value approach. We will perform our annual impairment test for goodwill in the fourth quarter or earlier if impairment indicators are identified.

Other intangible assets (all of which are being amortized except projects in process) are as follows (expressed in thousands):

	As of March 31, 2017
		Accumulated
	Cost	Amortization	Net

Patents	$2,050	$(527)	$1,523
Trademarks and trade names	3,269	(936)	2,333
Developed technology	6,017	(3,343)	2,674
Customer relationships	704	(391)	313
Internally developed software	1,085	(290)	795
Other intangibles	214	(191)	23
	$13,339	$(5,678)	$7,661

	As of December 31, 2016
		Accumulated
	Cost	Amortization	Net

Patents	$2,021	$(508)	$1,513
Trademarks and trade names	3,219	(886)	2,333
Developed technology	5,923	(3,125)	2,798
Customer relationships	693	(366)	327
Internally developed software	1,085	(263)	822
Other intangibles	214	(176)	38
	$13,155	$(5,324)	$7,831

Total amortization expense for the three-months ended March 31, 2017 and 2016 was $285,100 and $299,000, respectively. Projects in process are not amortized until the patent or trademark is granted by the regulatory agency or the asset is ready for use.

Estimated amortization expense for the remainder of 2017 and each of the four succeeding fiscal years and thereafter based on the intangible assets as of March 31, 2017 is approximately $0.8 million, $1.1 million, $1.1 million, $1.1 million, $0.5 million, and $2.4 million respectively.

Note 5 – Warranty

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

Warranty provisions and claims for the three-months ended March 31, 2017 and 2016 are as follows (expressed in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning balance	$209	$223
Warranty provisions	132	144
Warranty claims	(137)	(125)
Ending Balance	$204	$242

Note 6 – Debt

Notes payable consists of the following (expressed in thousands):

	March 31, 2017	December 31, 2016

Capital leases	$143	$163
Less current portion of long-term notes payable	82	83
Total long-term notes payable	$61	$80

In the U.S., we have a $10.0 million secured line of credit with a maturity date of August 26, 2018. Interest is charged monthly at one-month LIBOR (0.79 percent) plus 1.50 basis points which totaled 2.29 percent and 1.94 percent at March 31, 2017 and 2016, respectively. The line of credit is secured by our assets with the exception of the number of MOCON Europe A/S shares of outstanding stock that exceeds 65 percent of the total shares outstanding. We had $1.2 million and $0 outstanding on the line of credit at March 31, 2017 and December 31, 2016, respectively.

Additionally, we have a DKK 5 million (approximately $0.7 million) available line of credit of which no amount was outstanding as of March 31, 2017 and December 31, 2016. Outstanding borrowings are charged interest at a fixed rate of 4.35 percent per year.

We are subject to various financial and restrictive covenants in the bank Credit Agreement, including maintaining certain financial ratios and limits on incurring additional indebtedness, acquisitions, making capital and lease expenditures and making share repurchases.

As of March 31, 2017, the future minimum principal payments of the notes payable for the remainder of 2017 and each of the succeeding fiscal years to the maturity of the note are as follows (expressed in thousands):

Minimum principal Payments
2017	$63
2018	59
2019	21
Total	$143

Note 7 – Realignment Expenses

Amounts accrued and cash payments for the three months ended March 31, 2017 and 2016 were as follows (expressed in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning Balance	$547	$620
Cash Payments	(288)	(508)
Ending Balance	$259	$112

Note 8 – Income Taxes

Our provision for income tax expense was 103 percent and 33 percent of income before income taxes for the three-months ended March 31, 2017 and March 31, 2016, respectively. The rate in the three-months ended March 31, 2017 was higher than the statutory rate due primarily to discrete events occurring in the quarter. These discrete events include transaction costs incurred during the quarter and additional reserves for uncertain tax positions accrued.

As of March 31, 2017 and December 31, 2016, the liability for gross unrecognized tax benefits was $403,000 and $126,000. The increase in the gross unrecognized tax benefits is a result of the recording of an estimated exposure for a ruling we received from the Danish taxing authority. The amount of unrecognized tax benefits is likely to change in the next twelve months as a result of examination conclusion. It is expected that the amount of the unrecognized tax benefits for all other positions we have identified will not materially change in the next twelve months, with the exception of lapsing statutes of limitation.

Note 9 – Share-Based Compensation

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase newly issued shares of the Company’s common stock at a discount through payroll deductions. The Purchase Plan consists of a 6-month offering period whereby employees can purchase shares at a price equal to 85 percent of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower. The 15 percent discount is expensed over the offering period as share-based compensation expense. A maximum of 50,000 common shares can be purchased through the ESPP. During the year ended December 31, 2016, 3,585 shares were purchased under the ESPP. As of the year ended December 31, 2016, the Company had 46,415 shares of common stock available for future purchases under the ESPP. The weighted average grant date fair value of the Company’s ESPP purchase right was $2.35 during the year ended December 31, 2016.

Stock Incentive Plans

As of March 31, 2017, we have reserved 165,800 shares of common stock for options and other share-based incentive awards that are still available for grant under our 2015 stock incentive plan, and 797,294 shares for options that have been granted under either our 2006 or 2015 stock incentive plans but have not yet been exercised. We issue new shares of common stock upon exercise of stock options.

Share-based compensation expense recognized in the consolidated financial statements are as follows (expressed in thousands):

	Three Months Ended
	March 31,
	2017	2016

Cost of share-based compensation - stock incentive plans	$200	$186
Cost of share-based compensation - ESPP	5	-
Amount charged against net income (loss)	$205	$186

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

A summary of the option activity for the first three months of 2017 is as follows (expressed in thousands, except share and per share amounts):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)

Options outstanding, December 31, 2016	814,544	$16.04	4.53	$2,820
Granted	15,000	18.70	6.80	0
Exercised	(29,000)	15.45	3.10	186
Cancelled or expired	(3,250)	16.87	0.00	0
Options outstanding, March 31, 2017	797,294	$16.11	4.37	$4,619
Options exercisable, March 31, 2017	544,144	$15.19	3.49	$3,652

The total intrinsic value of options exercised was $186,000 and $7,000 during the three-months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there was $803,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of option shares vested during the three-months ended March 31, 2017 and 2016 was $0 and $88,000, respectively.

Note 10 – Business Segments

We have four operating segments, structured by differences in products and services, that are regularly reviewed by our chief operating decision maker to make decisions about allocating resources and assessing segment performance. Beginning in 2017, segment performance is evaluated at gross profit. We no longer allocate general corporate expenses to the reportable segments. Our four operating segments have been aggregated into three reportable segments. We aggregated our Other Products and Services operating segment into the Industrial Analyzers Products and Services segment based on minimal business activity and materiality.

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

The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Intersegment revenue for the three-months ended March 31, 2017 and 2016 were insignificant.

Financial information by reportable segment for the three-months ended March 31, 2017 and 2016 is as follows (expressed in thousands):

	Package Testing	Permeation	Industrial Analyzers and Other	Consolidated

Three Months Ended March 31, 2017
Revenue	$7,436	$5,583	$2,477	$15,496
Gross profit	4,382	3,219	1,063	8,664

Three Months Ended March 31, 2016
Revenue	$7,002	$5,283	$2,445	$14,730
Gross profit	4,031	2,995	1,078	8,104

Note 11 – Subsequent event

On April 16, 2017, we entered into an Agreement and Plan of Merger (“Merger Agreement”), with AMETEK, Inc. Under the terms of the Merger Agreement, at the effective time of the Merger, contemplated by the Merger Agreement, each share of MOCON’s common stock issued and outstanding at the time of the Merger, other than shares owned by AMETEK or any of its subsidiaries or shares for which dissenter’s rights are validly asserted and not withdrawn, will be automatically cancelled and converted into the right to receive $30.00 in cash, without interest, less any applicable taxes required to be withheld. At the effective time of the Merger, each outstanding stock option to purchase MOCON common stock will vest in full and will be cancelled and converted into the right to receive an amount in cash equal to (i) the number of shares subject to the option multiplied by (ii) the excess of $30.00 over the exercise price per share of such option, less any required tax withholding. The closing of the Merger is subject to customary closing conditions, including the approval of MOCON's shareholders and applicable regulatory approvals. The merger is expected to be completed in the late second quarter or early third quarter of calendar year 2017.

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

Overview

Description of Business

MOCON, Inc. designs, manufactures, markets and services products, and provides consulting and testing services primarily in the measurement and analytical instrument and services markets. Our products include instruments that detect, measure and monitor gases and other chemical compounds. We continually seek growth opportunities through technological and product improvement, by developing new products, and by acquiring new companies, new product lines, or rights to technologies.

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

Microbial Detection Products

Our microbial detection products are designed to rapidly detect microbial growth in food and beverage samples. Using the total viable count (TVC) method, our GreenLight instruments perform rapid and precise measurements to determine the presence or absence of aerobic bacteria in food products or ingredients. In addition to instruments, we sell vials and swab kits which provide a recurring revenue opportunity. Revenue from these products do not contribute to our total revenue at a meaningful level.

Results of Operations

The following table sets forth the relationship between various components of our results of operations, stated as a percent of revenue, for the three-months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016

Revenue	100.0	100.0
Cost of revenue	44.1	45.0
Gross profit	55.9	55.0
Selling, general and administrative expenses	41.9	41.7
Research and development expenses	8.7	8.2
Operating income	5.3	5.2
Other income (expense), net	(0.3)	(0.2)
Income before income taxes	5.0	4.9
Income tax expense	5.2	1.6
Net income (loss)	(0.2)	3.3

Comparison of Financial Results for the three-months ended March 31, 2017 and 2016

Revenue

Total revenue for the three-months ended March 31, 2017 was $15.5 million, which is 5 percent higher compared to $14.7 million reported in the same period in 2016. The revenue increase is due to an increase of 6 percent, 6 percent, and 1 percent for the Package Testing, Permeation, and Industrial Analyzers and Other segments, respectively.

Revenue to foreign customers for the three-months ended March 31, 2017 and 2016, respectively, amounted to 66 percent and 68 percent of total consolidated revenue.

The following table summarizes total revenue by reporting segments for the three-months ended March 31, 2017 and 2016 (expressed in thousands):

	Three Months Ended
	March 31,
	2017	2016
Package Testing	$7,436	$7,002
Permeation	5,583	5,283
Industrial Analyzers and Other	2,477	2,445
Total Revenue	$15,496	$14,730

The following table sets forth the relationship between various components of domestic and foreign revenue for the three-months ended March 31, 2017 and 2016 (expressed in thousands):

	Three Months Ended
	March 31,
	2017	2016
Domestic Revenue	$5,241	$4,642
Foreign Revenue:
Europe	6,207	6,434
Asia	3,195	2,876
Other	853	778
Total Foreign Revenue	10,255	10,088
Total Revenue	$15,496	$14,730

Package Testing Products and Services – Revenue in our Package Testing segment increased 6 percent for the three-months ended March 31, 2017, compared to the same period in the prior year, and accounted for 48 percent of our consolidated first quarter revenue in both 2017 and 2016, respectively. Revenue from foreign destinations comprised 76 percent of total revenue in this segment for both of the three-months ended March 31, 2017 and 2016. The increase is primarily due to the continued growth in demand for our products in the US and Europe. The euro declined by three percent year over year which negatively impacted our Package Testing segment revenue growth by three percentage points.

Permeation Testing Products and Services – Revenue in our Permeation segment increased 6 percent for the three-months ended March 31, 2017 compared to the same period in the prior year, and accounted for 36 percent of our consolidated first quarter revenue in 2017 and 2016. Foreign revenue comprised 60 percent and 71 percent of the shipments in this segment in the first quarter of 2017 and 2016, respectively. Our Permeation segment growth is driven by an increase in instruments domestically. The year-over-year euro decline negatively impacted our Permeation segment growth rate by one percentage point.

Industrial Analyzers Products and Services and Other – Revenue in our Industrial Analyzers and Other segment accounted for 16 percent for both of our consolidated first quarter revenue in 2017 and 2016. Revenue in this segment increased one percent for the quarter ended March 31, 2017 compared to the year ago period and is comprised mainly of instruments, sensors and services provided by our Industrial Analyzer products. Revenue to foreign destinations comprised 49 percent and 40 percent of total revenue in this segment for the three-months ended March 31, 2017 and 2016, respectively. The increase in revenue was driven by growth in BevAlert instruments and sensors which was offset by a decrease in our microbial detection products.

Gross Profit

For the three-months ended March 31, 2017 and 2016, the consolidated gross profit margins were 56 percent and 55 percent, respectively. The gross profit as a percentage of revenue for our Package Testing segment increased by 1 percentage point to 59 percent in the current quarter, compared to 58 percent in the prior year quarter. The gross profit as a percentage of revenue in the Permeation segment increased to 58 percent from 57 percent as compared to the prior year quarter. Gross profit as a percentage of revenue for the Industrial Analyzers and Other segment for the current quarter decreased by one percentage points to 43 percent compared to 44 percent in the prior year quarter. The overall increase in gross profit as a percentage of revenue was driven by volume based efficiencies in our Permeation and Package Testing segments.

We expect future gross profit percentages to fluctuate depending on the mix of product, service and consulting revenue and the impact of foreign currency fluctuations.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses were consistent at $6.5 million, or 42 percent of consolidated revenue, in the three-months ended March 31, 2017, compared to $6.1 million, or 42 percent of consolidated revenue, in the same period of 2016. We incurred approximately $0.3 million in expenses during the first quarter of 2017 related to the recently announced merger agreement with AMETEK.

Research and Development Expenses

Research and development (R&D) expenses were $1.4 million, or 9 percent of consolidated revenue in the first quarter 2017, compared to $1.2 million, or 8 percent of revenue in the same period of 2016. The spending levels described above are slightly higher than our target level of spending which we project to be between 6 percent and 8 percent of revenue each year.

Other Income (Expense), net

Other income (expense), net for the three-months ended March 31, 2017 and 2016 was as follows (expressed in thousands):

	Three Months Ended
	March 31,
	2017	2016

Interest expense	$-	$(26)
Foreign currency exchange loss	(37)	(9)
Other	(3)	-
Total other expense	$(40)	$(35)

Income Tax Expense

Our provision for income tax expense was 103 percent and 33 percent of income before income taxes for the three-months ended March 31, 2017 and March 31, 2016, respectively. The rate in the three-months ended March 31, 2017 was higher than the statutory rate due primarily to discrete events occurring in the quarter. These discrete events include transaction costs incurred during the quarter and additional reserves for uncertain tax positions accrued. The effective tax rate before discrete items for the three-months ended March 31, 2017 and March 31, 2016 were 34 percent and 33 percent, respectively.

Based on current projected annual operating results, current income tax rates, and current legislation, we expect the effective tax rate for the remainder of 2017 to be consistent with our experience in the three-months of 2017, absent the discrete events that occurred. The overall effective tax rate may fluctuate over time based on the income tax rates in the various jurisdictions in which we operate, and also the level of pre-tax profits in each of these jurisdictions.

Operating Income and Net Income

Operating income was $818,000 in the first quarter 2017 compared to $763,000 in first quarter of 2016.  The increase for the three-months ended March 31, 2017 is primarily due to increased sales and the resulting higher margins.

Net loss was approximately $0.03 million in the first quarter of 2017 and net income was approximatley $0.5 million in the first quarter of 2016. Diluted net income per share was $0.00 and, $0.08 in the three-months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Total cash and cash equivalents increased $2.9 million to $11.2 million during the three-months ended March 31, 2017, compared to $8.3 million at December 31, 2016. Of the March 31, 2017 balance, $10.1 million was held outside of the United States. The year-to-date increase in cash and cash equivalents was primarily due to cash provided from operations of $3.1 million, net cashed provided by financing activities of $0.7 million, offset by the effect of exchange rate changes of $0.7 million and cash used in investing of $0.2 million.

At March 31, 2017, we had $1.3 million in total debt compared to $0.2 million on December 31, 2016. Total debt on March 31, 2017 is comprised of capital leases for equipment of $0.1 million and an advance on the line of credit of $1.2 million.

Our working capital as of March 31, 2017 increased approximately $1.4 million to $17.8 million, compared to $16.4 million at December 31, 2016. This increase was primarily due to an increase in cash, inventory and prepaid expenses, and a decrease in accrued compensation, partially offset by a decrease in accounts receivable, and increases in accounts payable, accrued income taxes, and deferred revenue.

We may invest a portion of our available cash in highly liquid marketable securities consisting primarily of certificates of deposits, municipal bonds, and money market funds. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain.

A significant amount of our earnings are generated outside of the U.S.A. and have historically been indefinitely reinvested in non-U.S.A. subsidiaries, resulting in the majority of our cash being held outside the U.S.A. If these funds were repatriated to the U.S.A. or used for U.S.A. operations, the amounts would be subject to U.S.A. taxes with the related foreign tax credit, such that a net benefit is available from unremitted non-U.S.A. earnings. Therefore, we intend to remit and use the cash generated from non-U.S.A. operations as well as borrowings, if needed, to meet our U.S.A. cash needs. As the remittance is expected to occur within the foreseeable future, we have recorded an income tax benefit associated with this remittance. Further, we intend to accrue income taxes on unremitted earnings going forward to reflect the expectation of future remittances to the U.S.A., which may increase our effective tax rate upon utilization of existing foreign tax credits.

Cash Flow

Cash Flow from Operating Activities

Our primary source of funds has historically been cash provided by operating activities. In the first three months of 2017, cash provided by operations totaled approximately $3.1 million, due primarily to a net loss of $0.03 million, adjusted by non-cash depreciation and amortization of $0.7 million, an increase in deferred revenue of $0.5 million, an increase in accounts payable of $1.8 million, partially offset by an increase in inventory of $0.7 million and a decrease in accrued compensation of $0.5 million.

In the first three-months of 2016, cash provided by operations totaled approximately $0.1 million, due primarily to net income of $0.5 million, adjusted by non-cash depreciation and amortization of $0.7 million, and a decrease in inventory of $0.2 million and an increase in accounts payable of $0.4 million which was offset by an increase in accounts receivable of $1.2 million, a decrease in accrued compensation of $1.0 million due primarily to severance and annual bonus payments.

Cash Flow from Investing Activities

Cash used in investing activities totaled approximately $0.2 million in the first three months of 2017 due primarily to the purchase of property, plant and equipment and intangible assets totaling $0.2 million.

Cash used in investing activities totaled approximately $0.1 million in the first three-months of 2016 due primarily to the purchase of property, plant and equipment and intangible assets totaling $0.1 million.

Cash Flow from Financing Activities

Cash provided by financing activities in the first three months of 2017 totaled $0.7 million due primarily to proceeds from the line of credit of $1.2 million offset by dividends paid of $0.6 million.

Cash used in financing activities in the first three-months of 2016 totaled approximately $0.6 million due primarily to dividends paid of $0.6 million.

Although we have repurchased shares of our common stock in the past, we currently are not authorized by our Board of Directors to make repurchases of our common stock. Under the terms of the Merger Agreement we are prohibited from repurchasing shares of our common stock without the consent of AMETEK.

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

Inventory – Simplifying the Measurement of Inventory

In July 2015, the FASB issued new accounting guidance in effort to simplify the measurement of Inventory. We adopted the standard effective January 1, 2017. There were no material impacts to our results of operations and financial position.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include policies related to revenue recognition, allowance for doubtful accounts, accrual for excess and obsolete inventories, recoverability of long-lived assets, goodwill and income taxes. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2017.

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

●

The impact of our pending merger with AMETEK, including uncertainties as to if or when the closing of the merger may occur; the effects of disruption from the announcement of the entry into the merger agreement including possibly making it more difficult to maintain relationships with our employees, customers and vendors; transaction costs and the restrictions on us contained in the merger agreement;

●	Decline in overall economic or business conditions;
●	Failure to comply with our bank covenants;
●	Failure to develop new products and applications.
●	Failure to attract and retain qualified managerial and technical personal;
●	The impact of technological changes that could render our products obsolete;
●	Risks inherent in operating internationally and selling and shipping our products and purchasing our products and components internationally;
●	The impact of cash held outside the United States;
●	Fluctuations in foreign currency exchange rates and interest rates;
●	Highly competitive nature of the markets in which we sell our products and the introduction of competing products;
●	Reliance on patents, domestic trademarks laws, trade secrets and contractual provisions;
●	Exposure to the fluctuation of our common stock market price;
●	Compliance with securities laws and regulations;
●	Exposure to risks in evaluation of internal control;
●	Increases in prices for raw materials;
●	Effects of introducing new products into the marketplace with minimal acceptance concurrently;
●	Declining oil prices adversely affecting our revenue in Industrial Analyzers and Other segment;
●	Unanticipated charges and unknown cost savings through a realignment plan.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Today, nearly 66 percent of our consolidated revenue is generated from international customers. In our U.S. operations, we invoice most of these customers in U.S. dollars, so we do not have significant exposure to foreign currency transaction risk in our domestic operations. In our European based operations, we have some exposure to foreign currency fluctuations as we invoice our customers primarily in euros, Danish krone and U.S. dollars. From time to time we use foreign exchange hedging contracts to reduce our exposure in these transactions. We also pay a number of our employees, international suppliers and service providers in their local currency which exposes us to transaction gain or loss. These have not resulted in material amounts in the past. Our foreign operations expose us to foreign currency exchange risk when the Danish krone, euro and yuan currency results of operations are translated to U.S. dollars. We have historically not experienced material foreign currency translation gains or losses. During the three-months ended March 31, 2017, we recognized a foreign currency exchange loss of $37,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.     Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended under the heading “Part I – Item 1A. Risk Factors.” Other than as noted below, there have been no material changes in the risk factors from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

We can provide no assurance that our proposed merger with AMETEK will be completed.

On April 16, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with AMETEK Inc. (“AMETEK”) and AMETEK ATOM, Inc., a Minnesota corporation and a wholly owned subsidiary of AMETEK (“Merger Sub”), pursuant to which, among other things, Merger Sub will merge with and into MOCON, with MOCON surviving as a wholly owned subsidiary of AMETEK (the “Merger”).

We can provide no assurance that the Merger will be completed, or completed in the timeframe or manner currently anticipated. There are a number of risks surrounding the Merger, including, among other things, the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that would require us to pay a termination fee of $5.6 million. The closing of the Merger is subject to customary conditions, including without limitation, (i) the approval by the holders of a majority of the voting power of all shares of MOCON common stock entitled to vote on the Merger, (ii) waiting periods under the anti-trust laws of the United States and Germany expiring and (iii) the absence of any law or order enjoining or otherwise prohibiting or making illegal the Merger. Further, each party’s obligation to consummate the Merger is subject to certain other conditions, including (a) the accuracy of the other party’s representations and warranties (subject in some instances to materiality or “material adverse effect” qualifiers) and (b) the other party’s performance of its material obligations Merger Agreement. In addition, AMETEK’s obligations to consummate the Merger are subject to the absence of any event, circumstance, change, condition, occurrence or effect since the date of the Merger Agreement that, individually or in the aggregate with any other directly related event, circumstance, change, condition, occurrence or effect, (A) has had, or would reasonably be expected to have a material adverse effect on the business, financial condition or results of operations of MOCON and its subsidiaries, taken as a whole, or (B) prevents or materially delays the ability of MOCON to consummate the Merger. There can be no assurance that approval of our shareholders will be obtained, that the other conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. If the Merger is not completed, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.

Pending the closing of the Merger, the Merger Agreement restricts us from engaging in certain actions without AMETEK’s consent, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger. Any delay in completing the Merger or a failure to complete the Merger could have a negative impact on our business and our relationships with our customers, vendors and employees. In addition, if the Merger Agreement is terminated, depending on the circumstances giving rise to termination, we may be required to pay a termination fee of $5.6 million.

Our financial condition and results of operations could be adversely impacted as a result of the entry into the Merger Agreement.

Our entry into the Merger Agreement, including preparing to complete the Merger, may cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition and results of operations. For example:

●	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;
●	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees; and
●	customers, vendors, and other parties with whom we maintain business relationships may seek alternative relationships with third parties or seek to alter their business relationships with us.

In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger Agreement and the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.

Item 2.       Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

We did not sell any equity securities of MOCON, Inc. during the three-months period ended March 31, 2017 that were not registered under the Securities Act of 1933.

Issuer Repurchases of Equity Securities

Other than the withholding of 16,286 shares of our common stock in connection with the cashless net exercise of stock options to pay the exercise price of such options, we did not repurchase any shares of our common stock or other equity securities of MOCON registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, during the fourth quarter ended December 31, 2016.

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOCON, INC.

Date: May 10, 2017	/s/ Robert L. Demorest
Robert L. Demorest
Chairman, President and Chief
Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	/s/ Elissa Lindsoe
Elissa Lindsoe
Chief Financial Officer
(Principal Financial and Accounting Officer)

MOCON, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2017

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

101

The following materials from MOCON, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.